Form 10-Q
period 2008-12-31
EFT BIOTECH HOLDINGS INC
filed 2009-02-13
CIK 1450973

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 001-34222

EFT BIOTECH HOLDINGS, INC.
 (Exact name of small business issuer as specified in its charter)

Nevada (State or other Jurisdiction of Incorporation or Organization)	22-1211204 (I.R.S. Employer Identification No.)

929Radecki Court City of Industry, CA	91748
(Address of Principal Executive Offices)	(Zip Code)

Issuer's Telephone Number:  (626) 581 - 0388

With Copies to:
Virginia K Sourlis, Esq.
The Sourlis Law Firm
2 Bridge Avenue
The Galleria
Red Bank, New Jersey 07701
Telephone:  (732) 530-9007

N/A
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☐ Yes      ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): s

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes      ☒ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

As of February 13, 2009, there were 75,983,205 shares of common stock, par value $0.00001 per share, of the Registrant issued and outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

EFT BIOTECH HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

(Unaudited)

 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

EFT BIOTECH HOLDINGS, INC.
Consolidated Balance Sheets

	December 31,	March 31,
	2008	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$39,364,100	$15,165,620
Inventories	4,492,864	2,619,429
Available for sale securities	468,064	835,965
Prepaid expenses and other receivable	374,538	793,760
Note receivables, related party	2,500,000	-

Total current assets	47,199,566	19,414,774

Note receivables, related party	1,567,000	-
Property and equipment, net	166,253	140,106
Investment	19,193,000	-
Restricted cash	-	37,845,432
Security deposit	29,430	27,108

Total assets	$68,155,249	$57,427,420

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$630,000	$804,041
Other liabilities	4,002,716	12,787,714
Unearned revenues	2,545,785	3,945,805
Deposits from investors	-	37,845,432
Income tax payable	489,000	305,000

Total current liabilities	7,667,501	55,687,992

Stockholders' equity
Preferred stock, $.001 par value, 25,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.00001 par value, 4,975,000,000 authorized,
75,983,205 and 61,022,414 shares issued and outstanding
at December 31, 2008 and March 31, 2008	760	610
Additional paid in capital	51,172,664	6,552
Retained earning	9,845,289	1,895,330
Accumulated other comprehensive loss	(530,965)	(163,064)

Total stockholders' equity	60,487,748	1,739,428

Total liabilities and stockholders' equity	$68,155,249	$57,427,420

The accompanying notes are an integral part of these consolidated financial statements.

EFT BIOTECH HOLDINGS, INC.
Consolidated Statements of Operations and Other Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Sales revenues, net	$3,573,484	$8,893,165	$12,993,810	$22,984,940
Shipping charge	705,210	2,999,185	3,534,320	7,513,465
	4,278,694	11,892,350	16,528,130	30,498,405

Cost of goods sold	771,142	2,841,059	4,082,924	8,060,573
Shipping cost	87,960	1,415,391	1,553,401	3,545,473
	859,102	4,256,450	5,636,325	11,606,046

Gross profit	3,419,592	7,635,900	10,891,805	18,892,359

Selling, general and administrative expenses	1,154,398	1,527,283	3,484,314	2,547,276

Net operating income	2,265,194	6,108,617	7,407,491	16,345,083

Other income (expense)
Interest income	483,723	61,236	1,255,843	83,416
Investment income	4,337	-	11,425	-
Foreign exchange gain (loss)	(841,920)	(1,317)	(841,565)	(1,438)
Other income (expense), net	304,952	30,980	304,812	124,035

Total other income	(48,908)	90,899	730,515	206,013

Net income before income taxes	2,216,286	6,199,516	8,138,006	16,551,096

Income taxes	3,247	-	188,047	800

Net income	$2,213,039	$6,199,516	$7,949,959	$16,550,296

Unrealized gain (loss) on available for sale securities	(246,810)	(213,130)	(367,901)	(150,407)

Comprehensive income	$1,966,229	$5,986,386	$7,582,058	$16,399,889

Net income per common share
Basic and diluted	$0.03	$0.11	$0.13	$0.30

Weighted average common shares outstanding
Basic and diluted	68,536,356	57,045,546	63,578,836	54,553,055

The accompanying notes are an integral part of these consolidated financial statements.

EFT BIOTECH HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

BALANCE, APRIL 1, 2008	61,022,414	$610	$6,552	$1,895,330	$(163,064)	$1,739,428

Issuance of common stock	14,890,040	149	51,149,263	-	-	51,149,412

Issuance of common stock for services	70,751	1	16,849	-	-	16,850

Net income	-	-	-	7,949,959	-	7,949,959

Unrealized loss on available for sale securities	-	-	-	-	(367,901)	(367,901)

BALANCE, DECEMBER 31, 2008	75,983,205	$760	$51,172,664	$9,845,289	$(530,965)	$60,487,748

The accompanying notes are an integral part of these consolidated financial statements.

EFT BIOTECH HOLDINGS, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income	$7,949,959	$16,550,296
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	36,440	28,755
Warranty liability	(41,293)	-
Stock based compensation	16,850	-
Changes in operating assets and liabilities:
Inventories	(1,873,435)	(1,556,991)
Prepaid expenses and other receivable	419,222	382,200
Security deposit	(2,322)	-
Accounts payable	(174,041)	269,446
Other liabilities	(8,743,705)	240,672
Unearned revenues	(1,400,020)	6,541,305
Income tax payable	184,000	-

Net cash provided by (used in) operating activities	(3,628,345)	22,455,683

Cash flows from investing activities:
Increase in note receivable, related party	(4,067,000)	-
Additions to fixed assets	(62,587)	(79,639)
Purchase in available for sale securities	-	(999,029)
Increase in investment	(19,193,000)	-

Net cash (used in) investing activities	(23,322,587)	(1,078,668)

Cash flows from financing activities:
Restricted cash	37,845,432	-
Proceeds from investor deposits	(37,845,432)	-
Payment of dividends	-	(9,598,153)
Proceeds from issuance of stock	51,149,412	-

Net cash provided by financing activities	51,149,412	(9,598,153)

Net increase in cash	24,198,480	11,778,862

Cash, beginning of period	15,165,620	554,562

Cash, end of period	$39,364,100	$12,333,424

Supplemental disclosures of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$4,047	$800

The accompanying notes are an integral part of these consolidated financial statements.

EFT BIOTECH HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 1 - ORGANIZATION

EFT Biotech Holdings, Inc. (“EFT Holdings” or “the Company”), formerly HumWare Media Corporation, GRG, Inc., Ghiglieri Corporation, Karat Productions, Inc., was incorporated in the State of Nevada on March 19, 1992.

On November 18, 2007, the Company issued an aggregate of 53,300,000 shares of its common stock in connection with a share exchange with the stockholders of EFT BioTech, Inc. (“EFT BioTech”), a Nevada Corporation formed on September 17, 2007 (the “Transaction”), pursuant to which EFT BioTech became a wholly-owned subsidiary of the Company. The 53,300,000 common shares issued represented approximately 87.01% of the Company’s common stock outstanding after the Transaction. Consequently, the stockholders of EFT BioTech, Inc. own a majority of the Company's common stock immediately following the Transaction, therefore, the Transaction is being accounted for as a "reverse acquisition", and EFT BioTech is deemed to be the accounting acquirer in the reverse acquisition. As EFT Holdings was a non-operating public shell corporation that acquired an operating company, this Transaction is treated as a capital transaction where the acquiring corporation issued stock for the net monetary assets of the shell corporation, accompanied by a recapitalization. The accounting is similar in form to a reverse acquisition, except that goodwill or other intangibles are not recorded

At its formation on September 17, 2007, EFT BioTech acquired EFT Limited, a British Virgin Islands company (“BVI”) formed on August 22, 2007, pursuant to which EFT Limited (BVI) became a wholly-owned subsidiary of EFT BioTech.  Since both EFT BioTech and EFT Limited (BVI) were under the common control, this acquisition represents a reorganization of entities under common control.

EFT Limited (BVI) has four wholly-owned subsidiaries: EFT, Inc., a California company formed on January 1, 2003, Top Capital, Ltd. (BVI), a BVI company formed on May 22, 2002, EFT (HK), Ltd., a Hong Kong (“HK”) company formed on November 1, 2006 and EFT International Ltd. (BVI), a BVI company formed on April 20, 2005, which it acquired all on November 14, 2007.  As EFT Limited (BVI) and the four companies being acquired were under the common control, this acquisition also represents a reorganization of entities under common control. Top Capital, Ltd. (BVI) is the operating company that generates substantially all of the Company’s net income.

These reorganizations of entities under common control resulted in changes in the legal organization of these predecessors to EFT BioTech but did not result in changes in the reporting entity.

On October 20, 2008, EFT Investment Co., Ltd., a Taiwan company, was formed as a wholly-owned subsidiary of EFT Holdings.

The Company, through its subsidiaries, is engaged in the E-Business designed around the concept of Business-to-customer using the World Wide Web as its “storefront” and business platform to market, sell and distribute 43 American brand products consisting of 22 nutritional products, 18 personal care products, 2 automotive fuel additives, 1 home product and a portable drinking container.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's audited financial statements included on Form-10.

EFT BIOTECH HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2008

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Foreign Currency

The Company’s reporting currency is the U.S. dollar. The Company’s operation in Hong Kong uses Hong Kong dollar (HKD) as its functional currency. The financial statements of the subsidiary are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (SFAS) No. 52, Foreign Currency Translation. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income as a Component of Stockholders Equity. Foreign exchange transaction gains and losses are reflected in the income statement.  During the nine months ended December 31, 2008 and 2007 there have been immaterial currency fluctuations between HKD and USD.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company maintains its accounts in banks, several of which exceed the federally insured limit. In aggregate, approximately $38.9 million were out of federally insured limit.

Available for sale securities

The Company’s investments in publicly traded equity securities are classified as available-for-sale and are reported at fair value (based on quoted prices and market prices) using the specific identification method. Unrealized gains and losses are reported as a component of stockholders’ equity. Realized gains and losses on investments are included in investment and other income, net when realized. Any impairment loss to reduce an investment’s carrying amount to its fair market value is recognized in income when a decline in the fair market value of an individual security below its cost or carrying value is determined to be other than temporary.

Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market. The Company records a write-down for inventories which have become obsolete. The Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to market value, if lower. Inventory consists of high tech nutritional, cosmetic, automotive maintenance and environmentally safe products.

EFT BIOTECH HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2008
Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

Machinery and equipment	3 years
Office equipment and furniture	3 years
Automobile	5 years
Leasehold Improvements	Lease term

For the nine months ended December 31, 2008 and 2007, depreciation expenses were $36,440 and $28,755, respectively.

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2008 there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

Statement of Financial Accounting Standard (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments”, requires that the Company discloses estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value due to the short term maturity of these instruments.

Fair Value Measurements

Effective April 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various other accounting pronouncements. The adoption of SFAS No. 157 did not have a material effect on the Company’s financial condition or operating results.

Refer to Note 4, “Fair Value Measurements” for additional information on the adoption of SFAS No. 157.

EFT BIOTECH HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2008

Stock-Based Compensation

In December 2004, the FASB issued FASB Statement No. 123R ("SFAS 123R"), "Share-Based Payment, an Amendment of FASB Statement No. 123". SFAS 123R requires companies to recognize in the statement of operations the grant date fair value of stock options and other equity-based compensation issued to employees. The Company adopted SFAS 123R on April 1, 2006.

The Company did not issue any stock options to employees during the nine months ended December 31, 2008, therefore pro forma disclosures are not required.

The Company values the stock awards using the market price on or around the date the shares were awarded.  The amount of compensation was included as a period compensation expense.  For the nine months ended December 31, 2008 and 2007, the stock-based compensations for shares awarded were $16,850 and $0, respectively.

Revenue Recognition

The Company’s revenue recognition policy is in accordance with the requirements of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, (“SAB 104”), EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF 01-09”) and other applicable revenue recognition guidance and interpretations. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.  Cash consideration given by the Company to its sales affiliates is considered to be a reduction of the selling prices of the Company's products, thus, is recorded as a reduction of revenue.

Warranty

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its limited warranty. The specific warranty terms and conditions vary depending upon the product sold, but generally include replacement over a period of six months. Factors that affect the Company’s warranty liability include the number of products currently under warranty, historical and anticipated rates of warranty claims on those products, and cost per claim to satisfy the warranty obligation. The anticipated rate of warranty claims is the primary factor impacting the estimated warranty obligation. The other factors are less significant due to the fact that the warranty period is only six months and replacement is generally already in stock or available at pre-determined price. Warranty claims are relatively predictable based on historical experience of failure rates. If actual results differ from the estimates, the Company revises its estimated warranty liability.

Currently, the Company estimates its warranty expense as follows:

Products sold for

0-2 months	2% of cost
3-4 months	1.5% of cost
5-6 months	1% of cost

Shipping Costs

The Company’s shipping costs are included in cost of sales in the accompanying Consolidated Statements of Operations and Other Comprehensive Income for all periods presented.

EFT BIOTECH HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2008

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. For the nine months ended December 31, 2008 and 2007, advertising expenses were $87,630 and $1,232, respectively.

Income Taxes

The Company utilizes SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on April 1, 2006 The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

Earnings Per Share

Basic net income per share is computed on the basis of the weighted average number of common shares outstanding during the period.

Diluted net income per share is computed on the basis of the weighted average number of common shares and common share equivalents outstanding. Dilutive securities having an anti-dilutive effect on diluted net income per share are excluded from the calculation.

Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Comprehensive income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the periods presented is comprised of net income and unrealized gain/loss on marketable securities classified as available-for-sale.

EFT BIOTECH HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2008

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions, but several of its bank accounts exceed the federally insured limit, thus are exposed to credit risk in the case of financial institutions failure. The Company’s accounts receivable is constantly at a marginal to zero dollar ($0) level and its revenues are derived from orders place by consumers located anywhere in the world over the Company’s designate internet portal. The Company maintains a zero dollar ($0) allowance for doubtful accounts and authorizes credits based upon its historical “sound and quality” after sales customer services provided to affiliates and customers. Historically, such customer services have been maintained in accordance with the management expectations. The Company routinely assesses the credits authorized to its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Segment Reporting

Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosure about Segments of an Enterprise and Related Information” requires use of the management approach model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

As the Company offers a wide range of products through the World Wide Web, it is impractical for it to report revenues by segment.

Recent accounting pronouncements

In March 2008, FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

On May 8, 2008, FASB issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature.  The Company is currently assessing the impact of SFAS No. 162 on its financial position and results of operations.

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. The Company is currently evaluating the potential impact of the adoption of SFAS 141R on its consolidated financial position, results of operations or cash flows.

EFT BIOTECH HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2008

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on its consolidated financial position, results of operations or cash flows.

Note 3 - FINANCIAL INSTRUMENTS

The following table summarizes unrealized gains and losses related to the Company’s investments in marketable securities designated as available-for-sale. The fair value of available for sale securities has been estimated based on quoted market prices, which the Company currently believes are indicative of fair value. The Company’s available for sale securities are mainly on equity securities mutual funds.

	December 31, 2008			March 31, 2008
	Fair Value	Cost	Unrealized (Loss)	Fair Value	Cost	Unrealized (Loss)

Available for sale securities	$468,064	$999,029	$(530,965)	$835,965	$999,029	$(163,064)
Total	$468,064	$999,029	$(530,965)	$835,965	$999,029	$(163,064)

Note 4 - FAIR VALUE MEASUREMENTS

On April 1, 2008, the Company adopted the effective portions of SFAS 157. In February 2008 the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Therefore, the Company adopted the provisions of SFAS 157 with respect to only financial assets and liabilities.

SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosure requirements for fair value measurements. This statement does not require any new fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2—Include other inputs that are directly or indirectly observable in the marketplace.
Level 3—Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

EFT BIOTECH HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2008

In accordance with SFAS 157, the Company measures its available for sale securities at fair value. The available for sale securities are classified within Level 1. This is because the available for sale securities are valued using quoted market prices.

Assets and liabilities measured at fair value are summarized below.

December 31, 2008
Level 1
	Quoted Prices	Level 2
	in Active	Significant	Level 3
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total

Available for sale securities	$468,064	$-	$-	$468,064
Total assets measured at fair value	$468,064	$-	$-	$468,064

Note 5 - NOTE RECEIVABLES, RELATED PARTY

On November 24, 2008, the Company signed a loan agreement denominated in U.S. dollars with Excalibur International Marine Corporation (“Excalibur”) to lend $500,000 at interest rate of 3% per month with a term of 30 days.  At the end of the 30-day term, the term of the loan was extended for six months.  On October 25, 2008, 49% of equity interest of Excalibur was acquired by the Company’s wholly-owned Taiwan subsidiary, EFT Investment Co. Ltd (“EFT Investment”).

On September 23, 2008, the Company signed a loan agreement denominated in U.S. dollars with Excalibur to lend $2,000,000 at interest rate of 3.75% per month with a term of no more than 60 days.  At the end of the 60-day term, the term of the loan was extended for six months.

On July 18, 2008, the Company lent $1,567,000 to a shareholder of Excalibur.  The loan has no written note, is not interest bearing and due upon demand.

EFT BIOTECH HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2008

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,	March 31,
	2008	2008

Automobile	$176,384	$176,384
Office equipment and furniture	47,636	22,068
Machinery and equipment	15,959	15,959
Leasehold Improvements	37,019	-
	276,998	214,411
Less: Accumulated depreciation	(110,745)	(74,305)
	$166,253	$140,106

Note 7 – INVESTMENT

On October 25, 2008, the Company through its wholly-owned subsidiary, EFT Investment Co. Ltd, a Taiwan company formed on October 20 2008, completed the acquisition of 49% of equity interest of Excalibur for approximately $19,193,000.  The equity method has been used for this investment.  For period from October 25, 2008 to December 31, 2008, both EFT Investment and Excalibur had no activities.

Note 8 – OTHER LIABILITIES

Other liabilities consist of the following:

	December 31,	March 31,
	2008	2008

Commission payable	$3,312,501	$12,028,644
Payroll liabilities	645,900	671,409
Warranty liability	44,315	85,608
Other	-	2,053
	$4,002,716	$12,787,714

Note 9 – STOCKHOLDERS’ EQUITY

Common stock

As of December 31, 2008 the Company has 4,975,000,000 shares of common stock authorized and 75,983,205 shares issued and outstanding at par value $0.00001 per share.

During the nine months ended December 31, 2008, The Company issued 14,960,791 shares of Common Stock including 14,890,040 shares issued upon the completion of a private placement of its common stock to non-resident aliens at a purchase price of $3.80 per unit, for a unit consisting of one share of common stock and one common stock redeemable purchase warrant.

EFT BIOTECH HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2008

Warrants

Each warrant underlying the unit offered in the private placement is immediately exercisable in whole or in part and from time to time, to purchase one share of common stock at $3.80 per share until the second anniversary date of the date of issuance.

The Company shall have the right, not the obligation to redeem the outstanding warrants, on a pro rata basis, at a purchase price of $0.0001 per warrant within thirty (30) days from the tenth (10th) consecutive trading day that the closing sales price, or the average of the closing bid and asked price in the event that the Company’s common stock trades on the OTC or any public securities market within the U.S., is at least Eleven Dollars ($11.00) per share.

As the only settlement option for the warrants is physical settlement, in which the party designated in the contract as the buyer delivers the full stated amount of cash to the seller, and the seller delivers the full stated number of shares to the buyer, the Company accounted for the warrants as permanent equity and recorded it in additional paid in capital.

Deposits from investors

In March 2008, The Company received $37,845,432 deposits related to a private placement of its common stock to non-resident aliens at a purchase price of $3.80 per unit, for a unit consisting of one share of common stock and one common stock redeemable purchase warrant. The private placement offering was terminated on October 25, 2008 and the shares underlying the units sold were issued on November 16, 2008.

Note 10 - INCOME TAXES

The Company was incorporated in the United States of America (“US”) and has operations in three tax jurisdictions - the United States of America, the Hong Kong Special Administrative Region (“HK SAR”) and the BVI. The Company generated substantially all of its net income from its BVI operations for the nine months ended December 31, 2008 and 2007 which are not subject to any tax provision according to BVI tax law. The Company’s HK SAR subsidiaries had no taxable income in the respective periods. The deferred tax assets for the Company’s US operations and HK SAR subsidiaries were immaterial at December 31, 2008 and 2007.

The income tax expenses consist of the following:

	Nine Months Ended December 31,
	2008	2007

Current:
Domestic	$188,047	$800
Foreign	-	-
Deferred	-	-
Income tax expenses	$188,047	$800

A reconciliation of income taxes, with the amount computed by applying the statutory federal income tax rate (37% for the nine months ended December 31, 2008 and 2007) to income before income taxes for the nine months ended December 31, 2008 and 2007, is as follows:

EFT BIOTECH HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2008

	Nine Months Ended December 31,
	2008	2007

Income tax at U.S. statutory rate	$3,011,062	$6,123,906
State tax, net of federal effect	2,550	504
Indefinitely invested earnings of foreign subsidiaries	(2,839,533)	(6,130,977)
Nondeductible expenses	13,968	7,367
	$188,047	$800
Effective tax rate	2%	-

Uncertain Tax Positions

As a result of the implementation of Interpretation 48, the Company recognized no material adjustments to liabilities or stockholders’ equity. Interest associated with unrecognized tax benefits are classified as income tax and penalties are classified in selling, general and administrative expenses in the statements of operations. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

For the nine months ended December 31, 2008 and 2007, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

Note 11 - WARRANTY LIABILITY

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its limited warranty. Changes in warranty liability for standard warranties which are included in current liabilities on the Company’s Consolidated Balance Sheets are presented in the following tables:

	December 31,	March 31,
	2008	2008

Warranty liability at beginning of period	$85,608	$48,696
Costs accrued (recovered)	(41,293)	36,912
Service obligations honored	-	-
Warranty liability at end of period	$44,315	$85,608
Current portion	$44,315	$85,608
Non-current portion	-	-
Warranty liability at end of period	$44,315	$85,608

Note 12 - COMMITMENT

Operating Lease

The Company leases office space in the US under an operating lease agreement.  The lease provides for monthly lease payments approximating $10,063 and expires on July 31, 2009. Future minimum lease payments under the operating leases as of December 31, 2008 approximate the following:

Year Ending March 31,
2009	$30,190
2010	40,250

EFT BIOTECH HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 2008

The Company rents office space for its sales division in Hong Kong.  The lease provides for free lease in the first two years and a monthly lease payments approximating $50,000 USD starting the beginning of the third year and expires on March 31, 2012.  Expensing the 5-year total rent evenly over the life of the lease, the future minimum lease payments under the operating lease are as follows:

Year Ending March 31,
2009	$90,000
2010	360,000
2011	360,000
2012	360,000

Rent expenses for the nine months ended December 31, 2008 and 2007 were approximately $380,197 and $366,923, respectively.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Report contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

General

On November 18, 2007, EFT BioTech Holdings, Inc. (formerly HumWare Media Corporation) (the “Company”) issued an aggregate of 53,300,000 shares of its Common Stock in connection with a share exchange with EFT BioTech, Inc. (“EFT BioTech”), a Nevada corporation formed on September 18, 2007, pursuant to which the Company acquired 100% of the issued and outstanding shares of EFT BioTech in consideration for 53,300,000 shares of the Company’s Common Stock, representing 87.01% of the Company’s capital stock on a fully-diluted basis.  HumWare’s stock had been trading on the Pink Sheets and as a result of the merger, our Company became a public company trading on the Pink Sheets.  Dragon Win Management Limited received an aggregate of 52,099,000 shares of common stock in the share exchange.  Jun Qin Liu, our former Operations Manager, has voting and dispositive control over Dragon Win Management Limited, and thereby controls 68.57% of our issued and outstanding common stock.

Upon the consummation of the merger, EFT BioTech became a wholly-owned subsidiary of EFT Holdings.  The Company is a holding company and conducts its business through the operations of EFT Investment , Ltd., a Taiwanese company, and EFT BioTech and EFT BioTech’s wholly-owned subsidiary, EFT Limited (BVI).  EFT Limited (BVI) also has four wholly-owned subsidiaries: EFT, Inc., Top Capital, Ltd. (BVI), EFT (HK), Ltd. and EFT International Ltd. (BVI). The information in this Registration Statement concerning the Company’s business and operations pertains to EFT Holdings and its subsidiaries. Terms such as “EFT,” “we,” “us,” “our” and similar phrases pertain to EFT BioTech Holdings, Inc. and its subsidiaries.

Form 10

We filed a registration statement on Form 10 with the SEC on December10, 2008 and the Registration Statement went effective by operation of law on February 9, 2009.  Upon the effectiveness date of the Form 10, we are required to file annual, quarterly and other required reports and forms with the SEC under the Securities Exchange Act of 1934, as amended.  Our Form 10, as amended, and our reports and other information may be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding registrants that file electronically. The address of the website is http://www.sec.gov.

Once our Form 10 is cleared by the SEC, the Company intends to solicit a registered broker/dealer to file an application with FINRA for authorization to act as a market maker of our common stock on the OTC Bulletin Board.

Our Business

We are an e-Business company designed around the concept of Business-to-Customer using the World Wide Web through our website, www.eftb.us.   The contents of our website are not incorporated by reference herein.

We offer customers (whom we call Affiliates and referred to herein as “Affiliates” or “customers”) 26 different nutritional products, some of which are oral sprays; 18 different personal care products; 2 automotive products, an environmentally friendly house cleaner and flip top portable drinking container which contains a filter to remove impurities from the water.

We market and sell our products through an internet platform which consists of us selling our products directly to customers who sign up as Affiliates through our website. A majority of our Affiliates are located in China and Hong Kong.

Chinese customers who originally enrolled in the EFT Affiliate Program shared this program with friends and relatives in China.  From this, our Chinese business grew.  Customers can join our Affiliate program only by being recommended by another Affiliate and by submitting an application through our website. Once a member, an Affiliate can purchase our products.  We then ship the products to the Affiliate for personal use.

As of December 31, 2008, we had approximately 500,000 Affiliates enrolled in our Affiliate program. When a customer joins our Affiliate program, the customer is given a membership number.  We have a reward system whereby Affiliates earn monetary rewards for products purchased by other persons who join our Affiliate program and who were introduced to our Affiliate program by the Affiliate.  The reward earned is a percentage of the purchase price of the products purchased by the referred customer. When the second customer joins our Affiliate Program, he/she is required to furnish the first Affiliate’s number. When the second Affiliate introduces a third Affiliate to the Company, the second Affiliate as well as the first Affiliate earn rewards. This reward system continues for each additional Affiliate.

Affiliates are not required to buy products, recruit others, attend meetings or report to us. We offer educational classes to our Affiliates for a nominal fee where they can learn more about our products and how to use them. Affiliate rewards are issued in the form of a reward card. Rewards are credited in U.S. Dollars and can be withdrawn in local currency at an automated teller machine (ATM) in the country of the Affiliate.  By using this method, we eliminate cumbersome accounting chores such as issuing checks and reconciling bank statements. This method helps us to keep our accounting staff smaller than it would be if we used a check payment method, thereby saving operating expenses.

We require payment in full in U.S. Dollars prior to shipment.  At period end, we recognize cash received where orders have not been shipped as a liability.  We report unshipped orders as a liability under unearned revenues.  Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.  Cash consideration given by the Company to its sales to Affiliates is considered to be a reduction of the selling prices of the Company's products, thus, is recorded as a reduction of revenue. Affiliates may return defective merchandise for an exchange or refund.

Our products are manufactured by third party American vendors and are packaged under the EFT brand.  EFT packages clearly state that the products are made in the United States.  We do not have any contracts or agreements with any American merchants to produce or market our products at this time. We order our products directly from American vendors on as needed basis.  EFT does not manufacture any products.

 Our Common Stock is currently trading on the OTC Pink Sheets under the ticker symbol “EFTB.”As of the quarter ended December 31, 2008, there were 75,983,205  shares of Common Stock outstanding of the Company Stock, 53,300,000of which (approximately 70%) are beneficially held or controlled by the executive officers and directors of the Company.

Products

Nutritional Products:

Our nutritional products are non-pharmaceutical nutritional products.  They are ingestible through oral liquids, oral sprays, tablets and tea.  Our oral sprays are delivered through very fine mist sprayed directly into the mouth. Our containers used to deliver our nutritional products are small, compact and easy to carry.  A single dose from our spray containers provide a fine mist that we believe can be better absorbed by the body.

Our products are all natural, made from pure ingredients, and are designed to address specific goals of the user such as strengthening the immune system, assisting in weight loss, helping to overcome a sore throat and fighting off colds. Each product has been formulated to address specific need, symptom and condition. We make no claims as to the products curing any medical condition, or preventing any medical ailment. Our products have not been tested and/or approved by the FDA, as with all non-prescription products.

We currently offer 26 different nutritional products for various purposes:

1.	Zeolite Plus:

An oral liquid designed to detoxify the body, support immune system strength and normalize pH in the body.

2.	2006 Celprotect I:

Ingestible tablets designed to eliminate toxins and viruses (e.g., cold sores) and promote energy.

3.	2007 Celprotect II Bullet Points:

An oral liquid designed to stimulate cellular metabolism, neutralize toxins, eliminate foot poisoning, balance cell life and boost energy.

4.	2006 – 2007 Celprotect I:

A kit containing 2006 Celprotect I and 2006 - 2007 Celprotect II.

5.	CardioSupport:

An oral spray designed to promote heart health.

6.	Colloidal Silver:

An oral liquid designed to combat bacterial, fungal and viral infections.

7.	Colostrum:

An oral spray designed to promote anti-aging, weight loss and immune system support.

8.	Deer Antler Velvet Plus:

An oral spray designed to promote white blood cell count and to help the body handle stress and promote recovery from the effects of injury and fatigue.

9.	Essential 90+:

An oral spray designed to promote overall health.

10.	GlucoBalance:

An oral spray designed to maintain proper levels of blood sugar for good health.

11.	Liver Support:

An oral spray designed to cleanse the liver and rebuild damaged tissue.

12.	Memory Plusb:

An oral spray designed to overcome the natural processes associated with aging and enhance healthy cognitive ability.

13.	MSM (Methylsulfonymethane):

An oral spray designed to rebuild connective tissue and joints.

14.	Perform Plus:

An oral spray designed to promote endurance, performance and increased libido.

15.	Re-Live Again:

An oral spray designed to increase the release of Human Growth Hormone within the body to increase energy and endurance.

16.	ReishiPlus:

An oral spray designed to help lower blood pressure and decrease elevated cholesterol and triglyceride levels and support the immune system.

17.	Rooibos Tea:

A popular South African tea believed to promote anti-aging and immune system health.

18.	Slim’n Easy:

An oral spray designed to promote and sustain weight loss.

19.	Slumber Plus:

An oral spray designed to aid sleep.

20.	Spray-EEZE:

An oral spray designed to alleviate colds and sore throats.

21.	Super Hydro-Oxy:

An oral liquid designed to revitalize and detoxify the human body.

22.	Super Hydro-Oxy (Large):

A larger bottle of Super Hydro-Oxy.

23.	Super Re-Vitalizer:

An oral spray designed to revitalize the body and mind.

24.	Super Silica:

An oral liquid designed to support bones, arteries, connective tissue, healthy hair, skin and nails.

25.	Super Cal:

An oral spray designed to promote bone health.

26.	Vision Plus:

An oral spray designed to nourish the eyes.

Personal Care Products:

We currently offer the following 18 different Personal Care products;

1.	Bust Cream: An herbal cream containing natural ingredients for the purpose of stimulating the development of the breast tissue and tightening and firming of the breast.

2.	Daily Eye Treatment: A soothing and hydrating eye cream for the purpose of reducing puffiness, fine lines and the effects of stress and fatigue.

3.	Lip gloss: A long lasting moisturizing lipstick.

4.	Pressed Mineral Powder: A multi-functional face power containing zinc, Vitamins A and E and green tea extract.

5.
Fountain of Youth: A daily skin care regimen including a synergistic blend of 10 Oriental Herbs for the purpose of skin brightening, cleaning, and anti-wrinkle effects. Ingredients include Wild Strawberry Fruit, Chinese Matrimony Vine, Licorice, Maesil (Ume) Fruit, Camellia Tea, Black Rice, Cucumber Fruit, Cudrania Tricuspidata Bark, Uuron-cha Ekisu and Pear Fruit.

6.	Gold Cream: A topical cream containing Colloidal Gold for the purpose of relieving pain associated with arthritis, stiff and swollen joints, sprains, strains, muscle spasms, bursitis and tendonitis.

7.	Instant Whitening Cream: A cream for the purpose of brightening overall complexion, lightening age spots, liver spots and sun damaged skin.

8.	Lifting Masque: A 20 minute masque for the purpose of reducing the visible signs of aging while lifting, tightening, and refining the pores of the skin.

9.
Magik Glove: A non-greasy lotion for hand protection against the damaging effects of dirt, grease, grime, multi-component paints, oils, solvents, adhesives, chemicals, resins, corrosives, irritants, inks, dyes, toner, toxins and many other substances.

10.
Nia 3 Plus 1 Lash & Line: Contains mascara and eyeliner package containing two shades in one sleek tube- dark brown mascara and navy blue mascara. The second tube features black mascara and black eyeliner.  These shades will enhance any eye shape or color.

11.	Nia Concealer: A light colored concealer for the purpose of providing coverage for any skin imperfection as in darkness around the eyes, blemishes and to even out skin tones.

12.	Nia Eye Color: A palette of four color-coordinated eye shadows: Pearl grey, Soft pink, Cranberry and Charcoal.

13.	Nia Face and Body Powder: A jar containing face and body powder and a powder puff.

14.	Nia Lip Magic: A lip gloss. Colors include Celebration Red with Pink shimmer and Plum Raisin with Peach shimmer.

15.	Progesterone Cream: A non-pharmaceutical cream containing natural ingredients for menopausal and postmenopausal women.

16.	Rooibos Tea Cream: A skin cream containing Alpha-Hydroxy acids, antioxidant, Vitamin B, Vitamin C and Vitamin E , Zinc, Potassium, Calcium, Copper and DHEA.

17.
The Collection: A makeup kit containing Face Primer, Silk Whipped Foundation, Wet/Dry Powder, Eye Shadow, Black Eye Pencil, Pressed Shimmer Powder, Shimmer Blush, Long Lasting Lipstick, Lip Gloss Palate, Cream Lipstick, and Coordinating Lip Pencils.

18.	Travel Kits. An Anti-Aging Skin Care Travel Kit containing products designed for balancing skin tone, increasing hydration, diminishing lines and wrinkles and restoring resiliency.

Automotive Additive Products:

We currently offer the following two different automotive products:

1.	Fast Team Plus: A tire sealant solution for the purpose of protecting a tire against air loss.

2.	MotoMax: A biodegradable solution to regulate an engine’s temperature.

Environmentally Friendly Home Cleaning Product:

Natural Clean: A 100% biodegradable multi-purpose cleaning solution that aids in the clean-up and removal of a number of different stains and spills including grease, tar, crayons, pet stains, soap film, blood, ink and make-up. Natural Clean is non-toxic, non-caustic, non-pollutant, non-flammable and non-rusting and can be used for cleaning kitchens, baths and cars as well being used as an insect repellant when applied on skin or clothing.

Other:

Flip-Top Portable Filter: A 24-ounce drinking container in a portable tote and featuring a filtration system.

Distribution of Our Products

Our products are sold exclusively on the Internet.  Customer orders are filled using the following general process:

•	We buy finished products from several American vendors and in some instances, boxes for packaging from China. We do not manufacture any products;

•	We have the completed products sent to our fulfillment center located in the City of Industry in California; and cit

•	We then ship our products to our distribution center in Hong Kong.

We buy finished products from American vendors who manufacture EFT products for us.  The product formulations, delivery systems (spray), packages, packaging design and labels are products EFT created and are formulated or manufactured under EFT control.

We do not copy right or patent the products, as it would be prohibitively expensive for a competitor to duplicate the process without a ready market to sell hundreds of thousands of products into.  To date, we have not encountered any competitor who has products similar to ours. additionally, we are not fully dependent upon any one manufacturer supplier for 100% of any single product. A disruption by one supplier could be quickly replaced by a second manufacturer.

Government Regulation

The U.S. Food and Drug Administration does not have a premarket approval system for our products. However, the FDA may in the future determine to regulate our products or the ingredients included in our products as drugs or biologics. If certain of our products are deemed to be drugs or biologics, we would be required to conduct clinical trials to demonstrate the safety and efficacy of these products in order to continue to market and sell them. In such event, we may not have sufficient resources to conduct any required clinical trials, and we may not be able to establish sufficient efficacy or safety data to resume the sale of these products. Any inquiries by the FDA or any foreign regulatory authorities into the regulatory status of our products and any related interruption in the marketing and sale of these products could severely damage our brand reputation and image in the marketplace, as well as our relationships with customers, which would harm our business, prospects, financial condition and results of operations.

 Seasonality

Our business is not seasonal in nature.

Industry Trends

We believe that the Business to Commerce -business is robust and that consumers have become more confident in ordering products, like ours, over the internet.  However, the nutritional supplement and cosmetic e-business markets have and continue to become increasingly competitive and are rapidly evolving. Barriers to entry are minimal and current and new competitors can launch new websites at a relatively low cost. Many competitors in this area have greater financial, technical and marketing resources than our Company. Continued advancement in technology and increasing access to that technology is paving the way for growth in direct marketing. We also face competition for consumers from retailers, duty-free retailers, specialty stores, department stores and specialty and general merchandise catalogs, many of which have greater financial and marketing resources than we have. Notwithstanding the foregoing, we believe that we are well-positioned within the Asian consumer market with our plan of supplying American merchandise brands to consumers and that our exposure to both the Asian and American cultures gives us a competitive advantage.

However, the global economy is currently undergoing a period of unprecedented volatility, and the future economic environment may continue to be less favorable than that of recent years. This has led, and could further lead, to reduced consumer spending in the foreseeable future, and this may include spending on nutritional and beauty products and other discretionary items, like our products. In addition, reduced consumer spending may drive us and our competitors to decrease prices. These conditions may adversely affect our industry, business and results of operations and may cause the market value of our common stock to decline.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2008 Compared to the Fiscal Year Ended March 31, 2008

At December 31, 2008, we had $68,155,249 in total assets, compared to $57,427,420 at March 31, 2008.  This was primarily due to an increase in cash and cash equivalents from $15,165,620 to $39,364,100 at December 31, 2008 because of our Regulation S Private Placement. Our inventories also increased from $2,619,429 at March 31, 2008 to $4,492,864 at December 31, 2008 due to foreseeable sales increase in coming months.   Our   investment increase was due to an equity investment in Excalibur from $0 at March 31, 2008 to $19,193,000 at December 31, 2008 and Notes Receivable of $0 at March 31, 2008 compared to $4,067,000 at December 31, 2008 was due to loans made to Excalibur and Yeuh-Chi Liu, a related party, for business operations.  At March 31, 2008, we had $835,965 available for securities sales, compared to $468,064 at December 31, 2008. Our prepaid expenses decreased to $374,538 at December 31, 2008 from $793,760 at March 31, 2008.

Accounts Payable decreased from $804,041 at March 31, 2008 to $630,000 at December 31, 2008 due to decreased in freight expenses. Other Liabilities consist of commissions payable, payroll liabilities and other liabilities, and decreased from $12,787,714 at March 31, 2008 to $4,002,716 at December 31, 2008 because of recognition of warrant value.  Unearned Revenues consist of customer deposits for unshipped products, and decreased from $3,945,805 at March 31, 2008 to $2,545,785 at December 31, 2008 because of decreased sales.  Deposits from Investors consist of investments in our Regulation S Private Placement Offering of Units, and decreased from $37,845,432 at March 31, 2008 to $0 at December 31, 2008 because of the expiration of the Offering.  Income Tax Payables consist of Federal Tax Provision, and increased from $305,000 at March 31, 2008 to $489,000 at December 31, 2008 because of recognition of accrued tax payable.

Our stockholders’ equity increased to $60,487,748 at December 31, 2008 from $1,739,428 at March 31, 2008.   This increase was primarily due to an increase in retained earnings from $1,895,330 at March 31, 2008 to $9,845,289 at December 31, 2008.

Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007

Revenues.   Our Revenues decreased from $8,893,165 for the three months ended December 31, 2007 to $3,573,484 for the three months ended December 31, 2008.  Revenues decreased because of natural disasters that occurred in China from extreme cold, earth quakes, and monsoon and interruptions caused by delivery problems due to the Beijing Olympics.

Shipping Charges.  Shipping Charges decreased from $2,999,185 for the three months ended December 31, 2007 to $705,210 for the three months ended December 31, 2008.  Shipping Charges decreased because of decreased sales.

Costs of Goods Sold.  Costs of Goods Sold decreased from $2,841,059 for the three months ended December 31, 2007 to $771,142 for the three months ended December 31, 2008.  Costs of Goods Sold consist of merchandise purchases and decreased because of decreased sales.

Shipping Costs.  Shipping Costs decreased from $1,415,391 for the three months ended December 31, 2007 to $87,960 for the three months ended December 31, 2008. Shipping Costs consist of freight charges to our Hong Kong facility and decreased because of decreased sales.

Gross Profits. Gross Profits decreased from $7,635,900 for the three months ended December 31, 2007 to $3,419,592 for the three months ended December 31, 2008.  Gross Profits decreased because of decreased sales.

Selling, General and Administrative Expenses.  Selling, General and Administrative Expenses decreased from $1,527,283 for the three months December 31, 2007 to $1,154,398 for the three months ended December 31, 2008.
Selling, General and Administrative Expenses consist of advertising and corporate administrative expenses, and decreased in the three months ended December 31, 2008 from 2007 because of decreased professional expenses.

Interest Income.  Interest Income increased from $61,236 for the three months ended December 31, 2007 to $483,723 for the three months ended December 31, 2008.  Interest Income consists of bank deposit interest and increased because of cash balance increased due to our Regulation S Private Placement.

Investment Income.  Investment Income increased from $0 for the three months ended December 31, 2007 to $4,337 for the three months ended December 31, 2008.  Investment Income consists of investments in mutual funds and increased because of a new account.

Foreign Exchange Loss.  Foreign Exchange Loss increased from $1,317 for the three months ended December 31, 2007 to $841,920 for the three months ended December 31, 2008.  Foreign Exchange Loss consists of loan repayment and increased because of losses on foreign exchange rates.

Other Income.  Other Income (Net) increased from $30,980 for the three months ended December 31, 2007 to $304,952 for the three months ended December 31, 2008. Other Income (Net) consists of fees paid for educational classes and increased because of additional classes held.

Nine Months Ended December 31, 2008 compared to the Nine Months Ended December 31, 2007

Revenues.   Our Revenues decreased from $22,984,940 for the nine months ended December 31, 2007 to $12,993,810 for the nine months ended December 31, 2008.  Revenues decreased because of natural disasters that occurred in China from extreme cold, earth quakes, and monsoon and interruptions caused by delivery problems due to the Beijing Olympics.

Shipping Charges.  Shipping Charges decreased from $7,513,465 for the nine months ended December 31, 2007 to $3,543,320 for the nine months ended December 31, 2008.  Shipping Charges decreased because of decreased sales.

Costs of Goods Sold.  Costs of Goods Sold decreased from $8,060,573 for the nine months ended December 31, 2007 to $4,082,924 for the nine months ended December 31, 2008.  Costs of Goods Sold consist of merchandise purchases and decreased because of decreased sales.

Shipping Costs.  Shipping Costs decreased from $3,545,473 for the nine months ended December 31, 2007 to $1,553,401 for the nine months ended December 31, 2008. Shipping Costs consist of freight charges to our Hong Kong facility and decreased because of decreased sales.

Gross Profits. Gross Profits decreased from $18,892,359 for the nine months ended December 31, 2007 to $10,891,805 for the nine months ended December 31, 2008.  Gross Profits decreased because of decreased sales.

Selling, General and Administrative Expenses.  Selling, General and Administrative Expenses increased from $2,547,276 for the nine months December 31, 2007 to $3,484,314 for the nine months ended December 31, 2008. Selling, General and Administrative Expenses consist of advertising and corporate administrative expenses, and increased for the nine months ended December 31, 2007 to 2008 because of an increase in professional and payroll expenses.

Interest Income.  Interest Income increased from $83,416 for the nine months ended December 31, 2007 to $1,255,843 for the nine months ended December 31, 2008.  Interest Income consists of bank deposit interest and increased because of cash balance increased due to our Regulation S Private Placement.

Investment Income.  Investment Income increased from $0 for the nine months ended December 31, 2007 to $11,425 for the nine months ended December 31, 2008.  Investment Income consists of investments in mutual funds and increased because of a new account.

Foreign Exchange Loss.  Foreign Exchange Loss increased from $1,438 for the nine months ended December 31, 2007 to $841,565 for the nine months ended December 31, 2008.  Foreign Exchange Loss consists of loan repayment and increased because of losses on foreign exchange rates.

Other Income.  Other Income (Net) increased from $124,035 for the nine months ended December 31, 2007 to $304,812 for the nine months ended December 31, 2008. Other Income (Net) consists of fees paid for educational classes and increased because of additional classes held.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the accompanying consolidated financial statements, at December 31, 2008, the Company had $39,364,100 cash on hand, increased from $15,165,620 at Mach 31, 2008, and a stockholders’ equity  of $60,487,748 at December 31, 2008 compared to $1,739,428 at March 31, 2008. We believe we have enough capital to fund our operations during the next 12 months.  To date, we have funded our operations primarily from sales to our Affiliates and through private equity financings. While we believe in the viability of our strategy to improve sales volume and in our ability to raise additional funds, there can be no assurances to that effect.

Our products are sensitive to business and personal discretionary spending levels and tend to decline or grow more slowly during economic downturns, including downturns in any of our major markets.   In the last nine months, our sales were $22,984,940 for the nine months ended December 31, 2007 compared to $12,993,810 for the nine months ended December 31, 2008 and our profits from $18,892,359 for the nine months ended December 31, 2007 to $10,891,805 for the nine months ended December 31, 2008. We believe these decreases are due to the current worldwide recession.  The current worldwide recession is expected to adversely affect our sales and liquidity for the foreseeable future. Although we have mitigated decreases in sales by lowering our levels of inventory to preserve cash on hand, we do not know when the recession will subside and when consumer spending will increase from its current depressed levels. Even if consumer spending increases, we are not sure when consumer spending will increase for our products.

In March 2008, we commenced a private placement of Units exclusively to non-U.S. residents at a purchase price of $3.80 per Unit under the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Regulation S thereunder due to the fact that offers and sales were only made to non U.S. residents. The offering was conducted on a best-efforts basis. The original offering was up to 10,000,000 but was increased due to the terms of the Private Placement Memorandum.

Each Unit consisted of one share of Common Stock and one Redeemable Common Stock Purchase Warrant (the “Warrant”).  Each Warrant is exercisable to purchase one share of Common Stock at $3.80 per share until the second anniversary date of the date of issuance. The Warrants are redeemable, on a pro rata basis, by the Company at a purchase price of $0.0001 per share within 30 days from the tenth (10th) consecutive trading day that the closing sales price, or the average of the closing bid and asked price in the event that the Company’s Common Stock trades on the OTCBB or any public securities market within the U.S., is at least $11.

The private placement closed in multiple offerings and it terminated on October 25, 2008 and the Company sold an aggregate of 14,890,040 Units for net proceeds of $56,582,152 consisting of a total of 14,890,040 shares of Common Stock and 14,890,040 Warrants. As of the date hereof, none of the warrant have been exercised and none of the warrants have been redeemed.

The table below sets forth management’s used and currently planned allocation of the net proceeds of the offering.

Proceeds from Sale of Units
Category:	Amount (USD$):	Percentage of Net Proceeds:
Loan to Excalibur International Marine Corporation (1)	$22,760,000	40%
Marketing Development (2)	20,000,000	35%
Business Development (2)(3)	13,822,152	25%
TOTAL	$56,582,152	100%

(1)	Completed and described below.

(2)
Currently planned.  The allocation of these net proceeds of the Offering represents our best estimate based upon our present plans and certain assumptions regarding general economic and industry conditions and our future revenues and expenditures. We reserve the right to reallocate these proceeds within the above-mentioned categories or to other purposes if management believes it is in our best interests. We will not however use any of the net proceeds to pay any debt or other obligations owed to any party or management without the consent of the Placement Agent.

(3)
We anticipate using funds from the Private Placement for investments and acquisitions to allow us to grow our existing business operations and to enter into additional territories.  To date, we have not located any acquisition targets nor do we have any commitments for capital expenditures, other than Excalibur.  We believe that due to the current global economic recession, there might be material opportunities for us to acquire smaller companies at discount prices.  There can be no assurances that we will be successful in doing so.   Our expansion will rely to a great degree on global economic conditions and perceived future changes.  Until such time, we intend to retain our cash reserves to fund our operations.

Excalibur International Marine Corporation

Due to the recent changes in policy between Mainland China and Taiwan, an opportunity was recognized to take advantage of direct sailings for cargo and passengers through the Taiwan Strait.  EFT indentified Excalibur International Marin Corporation (“Excalibur”), a shipping company located in Taiwan, as a viable entity to participate with in this exciting business opportunity.  In order to expedite the purchase of a new vessel, EFT’s Board of Directors approved a non-interest bearing, unsecured loan to facilitate this purchase. During the month of July 2008, the Company loaned $19,193,000 to Excalibur.   At the time of the transaction, EFT was not a related party.

On September 23, 2008, the Company signed a loan agreement with Excalibur to lend $2,000,000 at interest rate of 3.75% per month with a term of no more than 60 days.

On October 20, 2008, EFT Investment Co., Ltd. was formed as a wholly-owned subsidiary of EFT BioTech Holdings, Inc.  EFT Investment Co., Ltd was formed in Taiwan. On October 25, 2008, EFT Investment Co., Ltd. completed the acquisition of 58,567,750 shares of common stock of Excalibur; representing approximately 49% shares of issued and outstanding shares of Excalibur, for an aggregate purchase price of USD $19,193,000. Prior to the acquisition of Excalibur, Excalibur was not a related person under Item 404 of regulation S-K.

As of November 14, 2008, all the loans outstanding  from Excalibur totaled $2,000,000.

On November 25, 2008, the Company signed an additional loan agreement with Excalibur to lend Excalibur $500,000 at the interest rate of 3.75% per month with a term of 30 days with an extension of 6 months.

Note Receivable

On July 25, 2008, the Board of Directors approved a non-interest unsecured demand loan in the amount of U.S. $1,567,000 to Yeuh-Chi Liu, a related party.

CASH FLOWS FROM OPERATING, INVESTING AND FINANCING ACTIVITIES

The following is a summary of the Company's cash flows from operating, investing and financing activities:

	For Nine Months Ended December 31,
Item:	2008 (Unaudited)	2007 (Unaudited)

Net Cash Provided by (Used in) Operating Activities	$(3,628,345)	$22,455,683

Net Cash Provided by (Used in) Investing Activities	$(23,322,587)	$(1,078,688)

Net Cash Provided by (Used in) Financing Activities	$51,149,412	$(9,598,153)

Net Increase (Decrease) in Cash	$24,198,480	$11,778,862

 Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The Company’s financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. The Company believes that the following are some of the more critical judgment areas in the application of The Company’s accounting policies that currently affect The Company’s financial condition and results of operations.

Cash & Cash Equivalent

Cash and cash equivalents include cash in hand and cash in time deposits, certificates.  The Company maintains its accounts in various banks and several which exceed the federally insured limit.

Inventories

Inventories are valued at the lower of cost or market. Product cost includes completed merchandise and is accounted for using the first-in, first-out basis. The Company has two warehouses, one in City of Industry, CA and the other one in Kowloon, HK. On a quarterly basis, the Company reviews inventory levels in each country for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on this review, the Company records inventory write-downs when costs exceed expected net realizable value. Historically, the Company estimates of the obsolete or unmarketable items have been insignificant.

SFAS No. 151, “Inventory Costs,” (“SFAS 151”) which clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as period charges, rather than as an inventory value. This standard also requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company’s existing accounting policy for inventory valuation is generally consistent with this guidance, and therefore, the adoption of SFAS 151 did not have a significant impact on The Company’s 2007 and 2008 financial results.

Notes Receivables from Related Parties

Notes receivable consists of receivables from the Company’s investment in Excalibur, Taiwan, a related party. As of December 31, 2008, note receivable totaled $ 2.5 million and Yeuh-Chi Liu, a related party, in the amount of 1.567 million. The Company periodically reviews notes receivables for realiability and collectability, and recent account activities. If the Company’s estimates regarding estimated collectability are inaccurate or an unforeseen manner occurred, The Company may be exposed to a write-offs or bad debts. As of December 31, 2008, The Company does not have an allowance for bad debts.

Investment

The Company accounts for equity investments in entities in which it exercises significant influence but do not own a majority equity interest or control using equity method. The Company evaluates its equity investments for impairment whenever events and changes in business circumstances indicate the carrying amount of the equity investment may not be fully recoverable. On October 25, 2008, the Company, through its wholly-owned subsidiary, EFT Investment Co. Ltd., invested $19,193,000 in Excalibur International Marine Corporation for 49% of its ownership.  The Company recorded this investment using equity method because of its significant influence over the entity.

Warrant

In March 2008, The Company commenced a private placement of Units exclusively to non-U.S. residents at a purchase price of $3.80 per Unit under the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Regulation S thereunder due to the fact that offers and sales were only made to non U.S. residents. The offering was conducted on a best-efforts basis and the placement agent was Buckman, Buckman & Reid, Inc., a registered broker/dealer (“Buckman”). The original offering was up to 10,000,000 but was increased by Buckman due to the terms of the Private Placement Memorandum.

Each Unit consisted of one share of Common Stock and one Redeemable Common Stock Purchase Warrant (the “Warrant”).  Each Warrant is exercisable to purchase one share of Common Stock at $3.80 per share until the second anniversary date of the date of issuance. The Warrants are redeemable, on a pro rata basis, by the Company at a purchase price of $0.0001 per share within 30 days from the tenth (10th) consecutive trading day that the closing sales price, or the average of the closing bid and asked price in the event that the Company’s Common Stock trades on the OTCBB or any public securities market within the U.S., is at least $11.

The Company accounted for the warrants as permanent equity in accordance with EITF 00-19 and recorded it in additional paid in capital.

Unearned Revenues

Unearned Revenues consist of amounts received in advance for goods and services to be delivered at a future date. The Company records the advances from customers as liability until the products are delivered.

Revenue

The Company receives payment by cash only for orders from customers or affiliates. Cash consideration given by the Company to its sales affiliates is considered to be a reduction of the selling prices of the Company’s products, thus, is recorded as a reduction of revenue. Sales revenue are recorded when the merchandise delivery is completed.

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar and its operation in Hong Kong uses Hong Kong dollar (HKD) as its functional currency.  An entity’s functional currency is the currency of the primary economic environment in which the entity operates. Management must use judgment in determining an entity’s functional currency, assessing economic factors including cash flow, sales price, sales market, expense, financing and inter-company transactions and arrangements. Impact from exchange rate changes related to transactions denominated in currencies other than the functional currency is recorded as a gain and loss in the statements of operations, while impact from exchange rate changes related to translating a foreign entity’s financial statements from the functional currency to its reporting currency, the U.S. dollar, is disclosed and accumulated in a separate component under the equity section of the balance sheets. Different judgments or assumptions resulting in a change of functional currency may materially impact The Company’s financial position and results of operations.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating losses and tax credit carry-forwards. Management must make assumptions, judgments and estimates to determine the current provision for income taxes and the deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Management’s judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, management’s interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or management’s interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in the financial statements. Management’s assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income, such as income from operations. Actual operating results and the underlying amount and category of income in future years could render management’s current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from the estimates, thus materially impact the financial position and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

On May 8, 2008, FASB issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature.  The Company is currently assessing the impact of SFAS No. 162 on its financial position and results of operations.

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. The Company is currently evaluating the potential impact of the adoption of SFAS 141R on its consolidated financial position, results of operations or cash flows.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on its consolidated financial position, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

For our fiscal year ended March 31, 2008, 100% of our total sales consisted of sales outside of the United States, with less than 0% of total sales denominated in currencies other than the United States dollar. In addition, from time to time we execute intercompany loans with our foreign subsidiaries that are denominated in foreign currencies.

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our Company and foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. It is our policy not to enter into derivative financial instruments for speculative purposes. We do not hedge our exposure to the translation of reported results of our foreign subsidiaries from local currency to United States dollars. A 10% adverse change in the underlying foreign currency exchange rates would not be significant to our financial condition or results of operations.

Item 4T.  Controls and Procedures.

 Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of as of December 31, 2008. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2008, there were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to nor are we threatened with or have any knowledge of any claims or legal actions that would have a material adverse impact on our financial position, operations or potential performance.

Item 1A. Risk Factors.

N/A

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In November 2007, the Company issued shares of common stock and options to its executive officers in consideration of services rendered by such individuals to the Company.  The Company has issued these securities pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that such issuances did not involve a public offering of securities.

In November 2007, the Company issued the shares each to the following persons upon the conversion of debt.  The Company has issued an aggregate of 7,550,000 shares to a total of seven accredited investors for $0.0018 per share.  These securities issued these securities pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that such issuances did not involve a public offering of securities.

On November 18, 2007, EFT BioTech Holdings, Inc. (formerly HumWare Media Corporation) (the “Company”) issued an aggregate of 53,300,000 shares of its Common Stock in connection with a share exchange with EFT BioTech, Inc. (“EFT BioTech”), a Nevada corporation formed on September 18, 2007, pursuant to which the Company acquired 100% of the issued and outstanding shares of EFT BioTech in consideration for 53,300,000 shares of the Company’s Common Stock, representing 87.01% of the Company’s capital stock on a fully-diluted basis.

Below is a list of the investors who received shares of EFT BioTech Holdings, Inc. in the share exchange:

Stockholder:	No. of EFT BioTech Holdings, Inc. Shares Received in Share Exchange:
Dragon Win Management Limited (1)	52,099,000
George Currry (2)	300,000
Jin Qin Liu (3)	300,000
Jack Jie Qin (4)	1,000
Tony Kwok-Man So (5)	300,000
Joseph B. Williams (6)	300,000

(1)	Jun Qin Liu, former Operations Manager of the Company, has voting and dispositive control over Dragon Win Management Limited, and thereby controls 68.57% of our issued and outstanding common stock.
(2)	Chief Marketing Officer of the Company.
(3)	Former Operations Manager of the Company.
(4)	President, Chief Executive Officer and Chairman of the Company.
(5)	Former Treasurer of the Company.
(6)	Former Chief Financial Officer, Chief Administrative Officer, Secretary and Director of the Company.

Regulation S Private Offering

In March 2008, we commenced a private placement of Units exclusively to non-U.S. residents at a purchase price of $3.80 per Unit under the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Regulation S thereunder due to the fact that offers and sales were only made to non U.S. residents. The offering was conducted on a best-efforts basis and the placement agent was Buckman, Buckman & Reid, Inc., a registered broker/dealer (“Buckman”). The original offering was up to 10,000,000 but was increased by Buckman due to the terms of the Private Placement Memorandum.

Each Unit consisted of one share of Common Stock and one Redeemable Common Stock Purchase Warrant (the “Warrant”).  Each Warrant is exercisable to purchase one share of Common Stock at $3.80 per share until the second anniversary date of the date of issuance. The Warrants are redeemable, on a pro rata basis, by the Company at a purchase price of $0.0001 per share within 30 days from the tenth (10th) consecutive trading day that the closing sales price, or the average of the closing bid and asked price in the event that the Company’s Common Stock trades on the OTCBB or any public securities market within the U.S., is at least $11.

The private placement terminated on October 25, 2008 and the Company sold an aggregate of 14,890,040 Units for net proceeds of $56,582,152 consisting of a total of 14,890,040 shares of Common Stock and 14,890,040 Warrants. As of the date hereof, none of the warrant have been exercised and none of the warrants have been redeemed.
The table below sets forth management’s used and currently planned allocation of the net proceeds of the offering.

Proceeds from Sale of Units
Category:	Amount (USD$):	Percentage of Net Proceeds:

Loan to Excalibur International Marine Corporation (1)	$22,760,000	40%
Marketing Development (2)	20,000,000	35%
Business Development (2)(3)	13,822,152	25%
TOTAL	$56,582,152	100%

(1)	See Liquidity Section.

(2)
Currently planned.  The allocation of these net proceeds of the Offering represents our best estimate based upon our present plans and certain assumptions regarding general economic and industry conditions and our future revenues and expenditures. We reserve the right to reallocate these proceeds within the above-mentioned categories or to other purposes if management believes it is in our best interests. We will not however use any of the net proceeds to pay any debt or other obligations owed to any party or management without the consent of the Placement Agent.

(3)
We anticipate using funds from the Private Placement for investments and acquisitions to allow us to grow our existing business operations and to enter into additional territories.  To date, we have not located any acquisition targets nor do we have any commitments for capital expenditures other than Excalibur.  We believe that due to the current global economic recession, there might be material opportunities for us to acquire smaller companies at discount prices.  There can be no assurances that we will be successful in doing so.   Our expansion will rely to a great degree on global economic conditions and perceived future changes.  Until such time, we intend to retain our cash reserves to fund our operations.

Item 3.   Defaults upon Senior Securities.

None

 Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None.

Item 6.   Exhibits.

Exhibit No.:	Description:

3.1(1)	Articles of Incorporation of GRG, Inc. (now EFT BioTech Holdings, Inc.).
3.1.1(1)	Articles of Merger filed December 28, 2004 between HumWare Media Corporation, World Wide Golf Web, Inc. and GRG, Inc.
3.1.2	Certificate of Amendment, effective November 7, 2007, to the Articles of Incorporation of HumWare Media Corporation
3.1.3(1)	Certificate of Amendment, August 17, 2007, to the Articles of Incorporation of HumWare Media Corporation
3.2(1)	By-laws
4.1(1)	Form of Common Stock Certificate
4.2(1)	Form of Warrant to purchase one share of Common Stock for a purchase price of $3.80 per share until the second anniversary date of the date of issuance
10.1(1)
Share Exchange Agreement, dated as of the 1st day of November, 2007, by and among EFT BioTech Holdings, Inc. (formerly HumWare Media Corporation), a Nevada corporation; certain EFT Shareholders and EFT BioTech Corporation, a Nevada corporation

10.2	Subscription Agreement for Units in connection with the Company’s Regulation S Private Placement
31.1	Certification by Jack Jie Qin, Principal Executive Officer of EFT BioTech Holdings, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification by Sharon Tang, Principal Financial and Accounting Officer of EFT BioTech Holdings, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification by Sharon Tang, Principal Financial and Accounting Officer of EFT BioTech Holdings, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No.:	Description:
32.2
Certification by Sharon Tang, Principal Financial and Accounting Officer of EFT BioTech Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to Form 10 (File No.: 001-34222) filed with the SEC on December 10, 2008 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: February 13, 2009

EFT BIOTECH HOLDINGS, INC.

/s/ Jack Jie Qin
Jack Jie Qin
Chief Executive Officer, President and Chairman
(Principal Executive Officer)

/s/ Sharon Tang
Sharon Tang
Chief Financial Officer
(Principal Financial and Accounting Officer)