Form 10-K
period 2009-03-31
EFT BIOTECH HOLDINGS INC
filed 2009-07-17
CIK 1450973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:     March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

EFT BIOTECH HOLDINGS, INC.
 (Exact name of registrant as specified in its charter)

Commission File No. 001-34222

Nevada (State or other Jurisdiction of Incorporation or Organization)	22-1211204 (I.R.S. Employer Identification No.)

929 Radecki Court City of Industry, CA	91748
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number: (626) 581 - 0388

With Copies to:
Virginia K Sourlis, Esq.
The Sourlis Law Firm
2 Bridge Avenue
The Galleria
Red Bank, New Jersey 07701
Telephone: (732) 530-9007

Securities registered pursuant to  Section 12(b) of the Act:

Title of each class N/A	Name of each exchange on which registered N/A

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, par value $0.00001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☒ No

State the aggregate market value of the 7,703,165 voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed first fiscal quarter.  $30,042,344 based on the last sales price of the Registrant’s common stock on September 30, 2008.

DOCUMENTS INCORPORATED BY REFERENCE:
None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of THE Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

PART I

ITEM 1. BUSINESS.

Explanatory Note — Form 10

EFT BioTech Holdings, Inc.  (the “Registrant”) filed a Form 10 with the SEC on December 10, 2008.  It was inadvertently filed as a Form 10-12B whereas it should have been filed as a Form 10-12G.  It also inadvertently filed Amendments No. 1 and No. 2 on Form 10-12B.  They should have also been filed as a Form 10-12G.  Other than the facing page, the contents are the same on a Form 10-12B as a Form 10-12G.  Notwithstanding the foregoing, the registration statement went effective by operation of law on February 9, 2009.  Since the effectiveness date of the registration statement, we have been required to file annual, quarterly and other required reports and forms with the SEC under the Securities Exchange Act of 1934, as amended.  Our Form 10, as amended, and our reports and other information may be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding Registrants that file electronically. The address of the website is http://www.sec.gov.

After we have been informed by the SEC that they no longer have any further comments regarding this Form 10, Buckman, Buckman & Reid, Inc., will file an application with FINRA for authorization to act as a market maker of our common stock on the OTC Bulletin Board.   Buckman, Buckman & Reid, Inc. served as the placement agent of our Units in the Regulation S Offering which commenced in January of 2008 and expired on October 25, 2008. No assurance can be made that their application will be approved by FINRA.

General

The Registrant together with its subsidiaries is an e-Business company designed around the concept of “Business-to-Customer,” meaning products are sold directly to individuals, rather than the traditional “Business to Business” model where products are sold to distributors who then sell to individuals, using our website, www.eftb.us.   The contents of our website are not incorporated by reference herein.   The Registrant is a holding company and conducts its business through its operating subsidiaries.   See “Organizational History” below.  The information in this registration statement concerning the Registrant’s business and operations pertains to the operating subsidiaries. Terms such as the “Company,” “EFT,” “we,” “us,” “our” and similar phrases pertain to the activities of the operating subsidiaries unless otherwise noted.

We offer 25 different nutritional products, some of which are oral sprays; 18 different personal care products; an environmentally protective automotive product, an environmentally friendly house cleaner and flip top portable drinking container which contains a filter to remove impurities from the water.  See “Products” below for a more detailed description of our products.

We market and sell our products through an internet platform which consists of us selling our products directly to customers through our website.  Once a customer purchases our products he or she becomes an “Affiliate” by being recommended by another Affiliate.  Currently, a majority of our Affiliates are located in China and Hong Kong.

To become an Affiliate, a customer must make a minimum purchase of $300 plus $30 for shipping and handling fees. After that point, the new Affiliate is not required to make any additional purchases. Our Affiliates only purchase because they want to. Affiliates are not required to pay membership fees, buy products, resell products, recruit others, attend meetings or report to us. Free educational classes are offered to our Affiliates where they can learn more about our products and how to use them. Affiliate rewards are issued in the form of a reward card. Rewards are credited in U.S. Dollars and can be withdrawn in local currency at automated teller machines (ATM’s) in the country of the Affiliate.  By using this method, we eliminate cumbersome accounting chores such as issuing checks and reconciling bank statements. This method helps us to keep our accounting staff smaller than it would be if we used a check payment method, thereby saving operating expenses.

The Company generally does not have a return policy. The Company does, however, provide a warranty for its products. If a customer receives defective products, we will send replacement products. Historically, the company warranty provisions have not been material. The specific warranty terms and conditions vary depending upon the product sold, but generally include replacement over a period of six months.

Customers who originally enrolled in the Affiliate program (the “EFT Program”) shared this program with friends and relatives in China.  From this, our Chinese business grew.  Customers can join the EFT program only by being recommended by another Affiliate and by making a purchase through our website.  To purchase products, customers order on line and send payment for the order to an off-shore account.  Currently, the Company has no sales activities in the United States. EFT International Ltd. (“EFT International”) an off-shore subsidiary, will verify receipt of payment and notify the appropriate distribution center to ship the products.   The Affiliate then receives the products for personal use.

As of March 31, 2009, we had approximately 500,000 Affiliates enrolled in the EFT Program. When a customer joins the EFT Program, the customer is given a membership ID number.  We have a reward system whereby an Affiliate earns monetary rewards for products purchased by such Affiliate and by other persons who join the EFT Program and who were introduced to the program by that Affiliate or through other Affiliates that were originally introduced to the program by that Affiliate.  For example, when a new Affiliate joins the program, he/she is required to furnish the referring Affiliate’s ID number. When the next or second Affiliate introduces a third Affiliate to the Company, the second Affiliate as well as the first referring Affiliate earn rewards based on the products purchased by such third Affiliate. This reward system continues for each additional Affiliate.  A certain percentage of the total purchase price is paid to the Affiliate as the reward. EFT uses a binary compensation system. For each new order the Affiliate must select a placement on the right or left side of the referring Affiliate’s ID number in order to have the system calculate the rewards earned. Placement on the right or left side of a referring affiliates’ ID affects the calculation of rewards. Because EFT uses a binary system of calculation, when an affiliate has nine new affiliates under them (e.g., either 6 left 3 right or vice versa or 5 left 4 right or vice versa, etc.) then according to the EFT calculation that Affiliate is said to “cycle” or earn a reward.

Full payment is required in U.S. Dollars prior to shipment of the products purchased.  At period end, we recognize cash received where orders have not been shipped as a liability.  We report unshipped orders as a liability under unearned revenues.  Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.  Cash consideration given by the Company to its Affiliates is considered to be a reduction of the selling prices of the Company's products, thus, is recorded as a reduction of revenue. Customers may return defective merchandise for an exchange or refund.

EFT does not own any manufacturing facilities.  Our products are manufactured by third party vendors, and are packaged under the EFT brand.  EFT packages clearly state the country of manufacture which currently is the United States in most cases.  We do not have any long-term supply contracts or agreements with any merchants to produce or market our products at this time. We order our products directly from vendors, on an “as-needed” or “expected need” basis.

 The Registrant’s Common Stock is currently trading on the OTC Pink Sheets under the ticker symbol “EFTB.”As of  the year ended March 31, 2009, there were 75,983,205  shares of Common Stock outstanding, 53,300,000 of which (approximately 70%) are beneficially held or controlled by the executive officers and directors of the Company.

Organizational History

EFT BioTech Holdings, Inc., (formerly HumWare Media Corporation, GRG, Inc., Ghiglieri Corporation, Karat Productions, Inc.) was incorporated in the state of Nevada on March 19, 1992 (“EFT Holdings”).  HumWare’s stock had been trading on the Pink Sheets and as a result EFT Holdings is a public company trading on the Pink Sheets.

On November 7, 2007, HumWare Media Corporation changed its name to EFT BioTech Holdings, Inc. and effected a reverse stock split of 20,000 shares of common stock for 1 share of common stock, which resulted in a decrease in the total amount of common shares then issued and outstanding.

On November 18, 2007, EFT Holdings issued an aggregate of 53,300,000 shares of its Common Stock in connection with a share exchange with EFT BioTech, Inc. (“EFT BioTech”), a Nevada corporation formed on September 18, 2007, pursuant to which EFT Holdings acquired 100% of the issued and outstanding shares of EFT BioTech in consideration for such 53,300,000 shares, representing 70.15% of EFT Holdings capital stock on a fully-diluted basis.  See Item 4, “Security Ownership of Certain Beneficial Owners and Management” herein for a description of the current holders of such 53,300,000 common shares.

Upon the consummation of the merger, EFT BioTech became a wholly-owned subsidiary of EFT Holdings.  The Registrant is a holding company and conducts its business through the operations of the subsidiaries of EFT Limited, a British Virgin Islands corporation (“EFT Limited”).  EFT Limited has four wholly-owned subsidiaries: EFT (HK), Inc., Top Capital International Limited, EFT, Ltd. and EFT International Ltd.

On October 25, 2008, EFT Investment Co., Ltd. completed the acquisition of 58,567,750 shares of common stock of Excalibur International Marina Corporation (“Excalibur”); representing approximately 49% shares of issued and outstanding shares of Excalibur, for an aggregate purchase price of USD $19,193,000. Prior to the acquisition of Excalibur, Excalibur was not a related person under Item 404 of Regulation S-K.

Below is our corporate chart:

EFT Limited (BVI) has four wholly-owned subsidiaries: EFT, Inc., a California company formed on January 1, 2003, Top Capital International, Ltd. (BVI), a BVI company formed on May 22, 2002, EFT (HK), Ltd., a Hong Kong (“HK”) company formed on November 1, 2006 and EFT International Ltd. (BVI), a BVI company formed on April 20, 2005, which it acquired all on November 14, 2007. EFT International Ltd. is the operating company that generates substantially all of the company’s net income. As EFT Limited (BVI) and the four companies being acquired were under common control, this acquisition also represents a reorganization of entities under common control.

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

We currently offer 25 different nutritional products for various purposes:

1.	Zeolite Plus:

An oral liquid designed to detoxify the body, support immune system strength and normalize pH in the body.

2.	2006 Celprotect I:

Ingestible tablets designed to eliminate toxins and viruses (e.g., cold sores) and promote energy.

3.	2007 Celprotect II Bullet Points:

An oral liquid designed to stimulate cellular metabolism, neutralize toxins, assist in avoiding food poisoning, balance cell life and boost energy.

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

9.	Essential 90+:

An oral spray designed to promote overall health.

10.	GlucoBalance:

An oral spray designed to maintain proper levels of blood sugar for good health.

11.	Liver Support:

An oral spray designed to cleanse the liver and rebuild damaged tissue.

12.	Memory Plusb:

An oral spray designed to overcome the natural processes associated with aging and enhance healthy cognitive ability.

13.	MSM (Methylsulfonymethane):

An oral spray designed to rebuild connective tissue and joints.

14.	Perform Plus:

An oral spray designed to promote endurance, performance and increased libido.

15.	Re-Live Again:

An oral spray designed to increase the release of Human Growth Hormone within the body to increase energy and endurance.

16.	ReishiPlus:

An oral spray designed to help lower blood pressure and decrease elevated cholesterol and triglyceride levels and support the immune system.

17.	Rooibos Tea:

A popular South African tea believed to promote anti-aging and immune system health.

18.	Slim’n Easy:

An oral spray designed to promote and sustain weight loss.

19.	Slumber Plus:

An oral spray designed to aid sleep.

20.	Spray-EEZE:

An oral spray designed to alleviate colds and sore throats.

21.	Super Hydro-Oxy:

An oral liquid designed to revitalize and detoxify the human body.

22.	Super Re-Vitalizer:

An oral spray designed to promote overall health.

23.	Super Silica:

An oral liquid designed to support bones, arteries, connective tissue, healthy hair, skin and nails.

24.	Super Cal:

An oral spray designed to promote bone health.

25.	Vision Plus:

An oral spray designed to nourish the eyes.

Personal Care Products:

We currently offer the following 18 different Personal Care products;

1.	Bust Cream: An herbal cream containing natural ingredients for the purpose of stimulating the development of the breast tissue and tightening and firming of the breast.

2.	Daily Eye Treatment: A soothing and hydrating eye cream for the purpose of reducing puffiness, fine lines and the effects of stress and fatigue.

3.	Lip gloss: A long lasting moisturizing lipstick.

4.	Pressed Mineral Powder: A multi-functional face power containing zinc, Vitamins A and E and green tea extract.

5.	Fountain of Youth: A daily skin care regimen including a synergistic blend of 10 oriental herbs for the purpose of skin brightening, cleaning, and anti-wrinkle effects.

6.	Gold Cream: A topical cream containing colloidal gold for the purpose of relieving pain associated with arthritis, stiff and swollen joints, sprains, strains, muscle spasms, bursitis and tendonitis.

7.	Instant Whitening Cream: A cream for the purpose of brightening overall complexion, lightening age spots, liver spots and sun damaged skin.

8.	Lifting Masque: A 20 minute masque for the purpose of reducing the visible signs of aging while lifting, tightening, and refining the pores of the skin.

9.	Perfume set: A floral fragrance perfume.

10.	Nia 3 Plus 1 Lash & Line: Mascara and eyeliner package containing two items in each tube: dark brown mascara and navy blue mascara in one tube and black mascara and black eyeliner in the other tube.

11.	Nia Concealer: A light colored concealer for the purpose of providing coverage for any skin imperfection as in darkness around the eyes, blemishes and to even out skin tones.

12.	Nia Eye Color: A palette of four color-coordinated eye shadows: Pearl grey, Soft pink, Cranberry and Charcoal.

13.	Nia Face and Body Powder: A jar containing face and body powder and a powder puff.

14.	Nia Lip Magic: A lip gloss. Colors include Celebration Red with Pink shimmer and Plum Raisin with Peach shimmer.

15.	Progesterone Cream: A non-pharmaceutical cream containing natural ingredients for menopausal and postmenopausal women.

16.	Rooibos Tea Cream: A skin cream containing Alpha-Hydroxy acids, antioxidant, Vitamin B, Vitamin C and Vitamin E , Zinc, Potassium, Calcium, Copper and DHEA.

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

Automotive Additive Products:

We currently offer the following one automotive product:

Fast Team Plus: A fuel additive that acts as a lubricant and cleaning compound and has been found to significantly improve gas mileage and performance and reduce smog in all gasoline powered engines.

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

Distribution of Our Products

Our products are sold exclusively on the Internet.  Customer orders are filled using the following general process:

•
To purchase products, customers order on line and send payment for the order to an off-shore account.  EFT International will verify receipt of payment and notify the appropriate distribution center to ship the products.   Currently, orders are filled primarily through our subsidiary EFT (HK) Ltd., located in Hong Kong and we do not have any sales in the United States.  We are currently in the process of establishing operations in other locations around the world, specifically Europe, Thailand, Vietnam and South America, from which products may also be shipped if we determine there is sufficient demand.

•
Once orders are placed on-line, EFT International will notify EFT (HK) Ltd. that payment was received.  EFT (HK) Ltd. will notify IFC (defined below) how much of any particular type of product will be needed.  In most cases, products ordered are shipped directly from our third party vendor  to the distribution center in Hong Kong.  In some cases, however, products are shipped to California rather than directly to the distribution center in Hong Kong.    As a result some inventory may be maintained in California but only for a short period of time, generally not to exceed three months. Any products received in California are subsequently shipped to Hong Kong for distribution.  Vendors are paid for their products by EFT International.

The product formulations, delivery systems (spray), packages, packaging design and labels are proprietary to EFT.  There are several manufacturers who produce these formulated products owned by EFT.  We do not own any manufacturing facilities.

It would be difficult and prohibitively expensive for a competitor to duplicate the process without a ready market to sell hundreds of thousands of products into, therefore, we do not copyright or patent our products.  To date, we have not encountered any competitor who has products similar to ours. Additionally, we are not fully dependent upon any one manufacturer supplier for 100% of any single product.

Significant Vendors

The vendors that supply the Company’s formulated products are currently located in the United States. None of our vendors account for a significant portion of our business and can be replaced.  In December of 2008, we contracted with Industry Fulfillment Co., Inc. (“IFC”), a California corporation, to provide quality control on products ordered from vendors beginning in January 2009.  IFC tracks the quantity and progress on delivery of these orders.  In the future products may be purchased from vendors located outside the United States.  There are no  commitments or manufacturing agreements with any of our current vendors.  We  order products on an “as needed” or an “expected need” basis.

Sources and Availability of Raw Materials

Raw materials used in the manufacture of our products by third parties are readily available to the manufacturers of our products.   We are not a party to any agreement for the purchase or delivery of such raw materials.

Significant Customers and Dependence on One or More Customers

None of our customers or Affiliates account for a significant portion of our business. We do not currently depend on any one or more customers or Affiliates for the purchase of our products.

Competition

The nutritional supplement and cosmetic e-business markets have and continue to become increasingly competitive and are rapidly evolving.  In addition, the internet online commerce market is rapidly evolving and intensely competitive. Barriers to entry are minimal and current and new competitors can launch new websites at a relatively low cost.   Continued advancement in technology and increasing access to that technology is paving the way for growth in the internet consumer industry. We believe that we are well-positioned within the Asian consumer market with our current marketing plan of supplying American merchandise brands to Asian consumers and that our exposure to both the Asian and American cultures gives us a competitive advantage. We also face competition for consumers from retailers, duty-free retailers, specialty stores, department stores and specialty and general merchandise catalogs, many of which have greater financial and marketing resources than we have.

Government Regulation

Currently, pre-market government approval is not necessary for any of our products and none of our products are otherwise subject to governmental regulation.  The FDA may in the future determine to regulate our nutritional products. If certain of our products are deemed to be drugs or biologics, we will be required to conduct clinical trials to demonstrate the safety and efficacy of these products in order to continue to market and sell them.

The collection of data and processing of transactions through our systems require us to receive and store a large volume of personally identifiable data. This collection, processing and storage of such  type of data is subject to legislation and regulation in various jurisdictions.

Seasonality

Our business is not seasonal in nature.

Intellectual Property

We do not currently hold any patents or trademarks, nor are we a party to any licenses, franchises, concessions, royalty agreements or labor contracts except as disclosed herein. The Company uses the “EFT” name, a trademark owned by EFT Assets Limited and licensed by EFT Assets Limited to the Company.  EFT Limited is required to pay an annual royalty fee equal to a percentage of the Company’s gross sales for the previous fiscal year.  The percentage is 5% for the first $30 million in gross sales, 4% for the $10 million in gross sales in excess of $30 million, 3% for the $10 million in gross sales in excess of $40 million and up to $50 million; 2% for the $10 million in gross sales in excess of $50 million and up to $60 million; and 1% for the $10 million in gross sales in excess of  $60 million.

Research and Development Activities

We have not and do not engage in any research and development activities nor do we contemplate spending any time on such activities in the foreseeable future.  On an as needed basis we may outsource research and development of a new product.

Environmental Laws

Our products are biodegradable and are not impacted by federal, state or local environmental laws.

Employees

As of the date of this Annual Report, we have 5 full-time employees at the executive offices of the Registrant in the City of Industry, California and the remaining 9 at our Kowloon, Hong Kong office.  The number of employees was reduced in the City of Industry office because EFT, Inc. is no longer a fulfillment or procurement center and in the Kowloon office as a result of decreased sales generally.   We adjust the number of employees from time to time as necessary to meet the needs of the Company.

None of our employees are represented by a collective bargaining agreement. There are no pending labor-related legal actions against us filed with any state or federal agency. We believe our employee relations are good.

Available Information

We filed the original Form 10 with the SEC on December 10, 2008 and the Registration Statement is effective by operation of law as of February 9, 2009.  Since the effectiveness date of the Form 10, we have been required to file annual, quarterly and other required reports and forms with the SEC under the Securities Exchange Act of 1934, as amended.  This Form 10-K, and our other reports and other information may be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding registrants that file electronically. The address of the website is http://www.sec.gov.

ITEM 1A. RISK FACTORS

Risk Factors

Investing in our securities involves risk.  You should carefully consider all of the information contained in or incorporated by reference into this report and, in particular, the risks described below before investing in our securities.  If any of the following risks actually occur, our business, financial condition or results of operations could be materially harmed and you may lose part or all of your investment.

Risks Related to Our Business

Current economic conditions may adversely affect our industry, business and results of operations and could cause the market value of our common stock to decline.

The global economy is currently undergoing a period of unprecedented volatility, and the future economic environment may continue to be less favorable than that of recent years. This has led, and could further lead, to reduced consumer spending in the foreseeable future, and may include consumer spending on nutritional and beauty products and other discretionary items. In addition, reduced consumer spending may drive us and our competitors to decrease prices. These conditions may adversely affect our industry, business and results of operations and may cause the market value of our common stock to decline.

FINRA might not approve of Buckman, Buckman & Reid, Inc’s application to act as a market maker for out common stock on the OTC Bulletin Board.

After we have been informed by the SEC that they no longer have any further comments regarding our Form 10, Buckman, Buckman & Reid, Inc., will file an application with FINRA for authorization to act as a market maker of our common stock on the OTC Bulletin Board.   Buckman, Buckman & Reid, Inc. served as the placement agent of our Units in the Regulation S Offering which commenced in January of 2008 and expired on October 25, 2008. No assurance can be made that their application will be approved by FINRA.  If their application is not approved, we will remain quoted on the OTC Pink Sheets which could make our common stock less attractive for potential investments and our company less attractive for any deals.  This could decrease the value of our common stock.

We regularly maintain cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000.

We regularly maintain cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000. While the financial position and liquidity of the commercial bank has been exceedingly greater than our uninsured cash balances at any point in time, if the financial position and/or liquidity of the bank were to become impaired, our financial position and the results of our operations could be negatively affected to the extent of account balances held at the financial institution in excess of the federally insured limit.

The extent of our sourcing and manufacturing may adversely affect our business, financial condition and results of operations.

All of our products are currently manufactured in the United States and a majority of them are sold to customers in Hong Kong and China.  As a result of the magnitude of this sourcing and shipping, our respective businesses are subject to the following risks:

•
political and economic instability in foreign countries, including heightened terrorism and other security concerns, which could subject imported or exported goods to additional or more frequent inspections, leading to delays in deliveries or impoundment of goods, or to an increase in transportation costs of raw materials or finished product;

•
the imposition of regulations and quotas relating to exports and imports, including quotas imposed by bilateral agreements between the United States from where we source our products and foreign countries, including China;

•	the imposition of duties, taxes and other charges on exports and imports;
•	significant fluctuation of the value of the U.S. dollar against the Hong Kong Dollar, Chinese Yuan and other foreign currencies;
•	restrictions on the transfer of funds to or from foreign countries; and
•	violations by foreign contractors of labor and wage standards and resulting adverse publicity.

We operate on very tight delivery schedules and, if there are delays and expected delivery dates cannot be met, it could negatively affect our profitability.

If there is a delay in the delivery of goods and delivery schedules cannot be met, then our Affiliates and retail customers may cancel orders  with us which would impact our gross profits and therefore, our profitability. We may also incur extra costs to meet delivery dates, which would also reduce our company’s profitability.

We face intense competition and any failure to timely implement our business plan could diminish or suspend our development and possibly cease our operations.

From time to time in the Business to Consumer (B2C) e-commerce business, competitors, typically catalog and other online retailers, will attempt to secure contracts with various merchandise brands to offer merchandise to their consumers. We also face competition for consumers from retailers, duty-free retailers, specialty stores, department stores and specialty and general merchandise catalogs, many of which have greater financial and marketing resources than we have. The internet online commerce market is rapidly evolving and intensely competitive. Barriers to entry are minimal and current and new competitors can launch new websites at a relatively low cost. Many competitors in this area have greater financial, technical and marketing resources than our Company. Continued advancement in technology and increasing access to that technology is paving the way for growth in the internet consumer industry. In addition, the nutritional supplement and cosmetic e-business markets have and continue to become increasingly competitive and are rapidly evolving.  We believe that we are well-positioned within the Asian consumer market with our current marketing plan of supplying American merchandise brands to Asian consumers and that our exposure to both the Asian and American cultures gives us a competitive advantage but there can be no assurance that we will maintain our competitive edge or that we will continue to provide only American made merchandise.

Consumers’ concerns about purchasing items through the Internet as well as external or internal infrastructure system failures could negatively impact our e-commerce sales or cause us to incur additional costs.

The e-commerce business is vulnerable to consumer privacy concerns relating to purchasing items over the Internet, security breaches, and failures of Internet infrastructure and communications systems. If consumer confidence in making purchases over the Internet declines as a result of privacy or other concerns, e-commerce net sales could decline. We may be required to incur increased costs to address or remedy any system failures or security breaches.

Our business depends on the ability to source merchandise in a timely and cost-effective manner.

Our business depends on being able to find qualified vendors and access products in a timely and efficient manner. All of the vendors must comply with applicable laws. Political or financial instability, changes in U.S. and foreign laws and regulations affecting the importation and taxation of goods, including duties, tariffs and quotas, or changes in the enforcement of those laws and regulations, as well as currency exchange rates, transport capacity and costs and other factors relating to foreign trade and the inability to access suitable merchandise on acceptable terms could adversely impact our results of operations.

We face significant inventory risks.

We are exposed to significant inventory risks that may adversely affect our operating results as a result of new product launches, rapid changes in product cycles, changes in consumer tastes with respect to our products and other factors. We must accurately predict these trends and avoid overstocking or under-stocking products. All of our products are supplied by third parties which we order generally on an “as needed” basis.  However, based on ordering trends we do stock certain items that we believe will be in demand so that they are available for immediate shipping.  In recent months we have mitigated decreases in sales by lowering our levels of inventory to preserve cash on hand. Demand for products, however, can change significantly between the time inventory is ordered and the date of sale. In addition, when we begin selling a new product, it may be difficult to establish vendor relationships, determine appropriate product selection, and accurately forecast product demand. The acquisition of certain types of inventory, or inventory from certain sources, may require significant lead-time and prepayment, and such inventory may not be returnable. Although we have significantly reduced inventory levels and primarily order products on an as needed basis, any one of the inventory risk factors set forth above may adversely affect our operating results.

We depend on third parties to manufacture all of the products we sell, and we don’t have any contracts with any of the manufacturers of our products. If we are unable to maintain these manufacturing relationships or enter into additional or different arrangements, we may fail to meet customer demand and our net sales and profitability may suffer as a result.

All of our products are manufactured by third parties. We don’t have any contracts with any of the manufacturers of our products. The fact that we do not have contracts with our third-party manufacturers means that they could cease manufacturing these products for us at any time and for any reason. In addition, our third-party manufacturers are not restricted from manufacturing our competitors' products.  Our inability to secure adequate and timely supplies of merchandise would harm inventory levels, net sales and gross profit, and ultimately our results of operations.

Our manufacturers may increase the cost of the products we purchase from them.

If our manufacturers increase their costs, our margins would suffer unless we were able to pass along these increased costs to our customers. We may not be able to develop relationships with new vendors and manufacturers at the same prices or at all, and even if we do establish such relationships, such new vendors and manufacturers might not allocate sufficient capacity to us to meet our requirements. Furthermore, if we increase our product orders significantly from the amounts we have historically ordered from our manufacturers, our manufacturers might be unable to meet this increased demand.

Our third-party manufacturers may not continue to produce products that are consistent with our standards or applicable regulatory requirements, which could harm our brand, cause customer dissatisfaction and require us to find alternative suppliers of our products.

Our third-party manufacturers may not maintain adequate controls with respect to product specifications and quality and may not continue to produce products that are consistent with our quality standards. If we are forced to rely on products of inferior quality, then our customer satisfaction and brand reputation would likely suffer, which would lead to reduced net sales. In addition, we may be required to find new third-party manufacturers to supply our products. There can be no assurance that we would be successful in finding third-party manufacturers that make products meeting our standards of quality.

Future increases in the price of gasoline may cut into our margins and if we are unable to pass those costs to our customers, our profit margins will decrease.

We pay for the shipment of goods from our vendors.  The recent worldwide prices of gas have significantly and rapidly fluctuated in the recent past.  Increased fuel prices increase our costs of sales which decrease our profit margins.  Future and sustained increases in the price of gasoline will decrease our profit margins to the extent we are unable to foresee them and pass on any increased costs to our customers.

We are subject to the risks of doing business abroad.

Some of our products originate from abroad (e.g., our teas originate from South Africa) and all of our Affiliates are currently located in China and Hong Kong.  As such, we are subject to the usual risks of doing business abroad, including currency fluctuations, political or labor instability and potential import restrictions, duties and tariffs. We do not maintain insurance for the potential lost profits due to such disruptions. Political or economic instability in China or Hong Kong or elsewhere could cause substantial disruption in our business. This could materially adversely affect our financial condition and results of operations. Heightened terrorism security concerns could subject exported goods to additional, more frequent or more thorough inspections. This could delay deliveries or increase costs, which could adversely impact our results of operations. In addition, since we negotiate our purchase orders with customers in United States dollars, the value of the United States dollar against local currencies could impact our cost in dollars of production from these manufacturers. We are not currently engaged in any hedging activities to protect against these currency risks. If there is downward pressure on the value of the dollar, our customers’ purchase prices for our products could increase. We may not be able to offset an increase in production costs with a price increase to our customers.

Fluctuations in the price, availability and quality of materials used in our products could have a material adverse effect on our cost of goods sold and our ability to meet our customers’ demands.

Fluctuations in the price, availability and quality of the materials used in the manufacture of our products by third parties could have a material adverse effect on the cost of such products to us or our ability to meet our customers’ demands. We may not be able to pass on all or any portion of higher material prices to our customers.

The regulatory status of our products could change, and we may be required to conduct clinical trials to establish efficacy and safety or cease to market these products.

The Food and Drug Administration, or FDA, does not have a pre-market approval system for our products. However, the FDA may in the future determine to regulate our products or the ingredients included in our products as drugs or biologics. If certain of our products are deemed to be drugs or biologics we would be required to conduct clinical trials to demonstrate the safety and efficacy of these products in order to continue to market and sell them. In such event, we may not have sufficient resources to conduct any required clinical trials, and we may not be able to establish sufficient efficacy or safety data to resume the sale of these products. Any inquiries by the FDA or any foreign regulatory authorities into the regulatory status of our products and any related interruption in the marketing and sale of these products could severely damage our brand reputation and image in the marketplace, as well as our relationships with customers, which would harm our business, prospects, financial condition and results of operations.

The failure to upgrade information technology systems as necessary could have an adverse effect on our operations.

Some of our information technology systems, which are primarily utilized to manage information necessary to price and ship products and to  generate reports that  report each customer’s order are dated and are comprised of multiple applications, rather than one overarching state-of-the-art system. Modifications involve replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. If we are unable to effectively implement these systems and update them where necessary, this could have a material adverse effect on our business, financial condition and results of operations.

The processing, storage and use of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

The collection of data and processing of transactions through our systems require us to receive and store a large volume of personally identifiable data. This type of data is subject to legislation and regulation in various jurisdictions. We might become exposed to potential liabilities with respect to the data that we collect, manage and process, and may incur legal costs if our information security policies and procedures are not effective or if we are required to defend our respective methods of collection, processing and storage of personal data. Future investigations, lawsuits or adverse publicity relating to our methods of handling personal data could adversely affect our business, financial condition and results of operations due to the costs and negative market reaction relating to such developments

We are highly dependent on our current management.

Our success is significantly dependent upon our management team. Our success is particularly dependent upon Mr. Jack Qin, our Chairman and CEO, Ms. Sharon Tang, our Chief Financial Officer, and Mr. George Curry, Chief Marketing Officer and Director. The loss of any of them could have an adverse effect on us. If we were to lose the services of our officers and directors, we may experience difficulties in effectively implementing our business plan.

Dragon Win beneficially owns 52,099,000 shares of common stock thereby controlling 68.57% of our issued and outstanding common stock as of the date of this Annual Report.

As of the date of this annual report, Dragon Win Management, Ltd., a British Virgin Islands company (“Dragon Win”) owns 52,099,000 shares of our common stock, thereby representing approximately 68.57% of our issued and outstanding common stock.   The board of directors of Dragon Win has voting and dispositive control of the Registrant’s common stock held by Dragon Win.  Due to the fact that Dragon Win owns a majority of our issued and outstanding common stock, the board of directors of Dragon Win can thus approve or reject all matters on which the Registrant needs approval by not less than a majority of stockholders, including mergers, acquisitions, sales of assets, amending the Registrant’s Certificate of Incorporation, electing the Registrant’s Board of Directors, and appointing the Registrant’s officers. This might make the Company less attractive for strategic partners or tender offers which consequently might artificially suppress the value of the Registrant’s common stock.

Our Preferred Stock may be used to avoid a change in control of the Registrant.

Our Certificate of Incorporation authorizes the issuance of 25,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by the Board of Directors. As of the date of this Form 10-K, there are no shares of preferred stock outstanding. However, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could be used to avoid a change of control of the Registrant and which could suppress the value of our common stock.

We may not be able to manage our growth effectively.

We must continually implement and improve our products and/or services, operations, operating procedures and quality controls on a timely basis, as well as expand, train, motivate and manage our work force in order to accommodate anticipated growth and compete effectively in our market segment. Successful implementation of our strategy also requires that we establish and manage a competent, dedicated work force and employ additional key employees in corporate management, product design, client service and sales. We can give no assurance that our personnel, systems, procedures and controls will be adequate to support our existing and future operations. If we fail to implement and improve these operations, there could be a material, adverse effect on our business, operating results and financial condition.

Our business is concentrated in Hong Kong and China, making our operations sensitive to economic fluctuations.

All of our offered products are marketed outside of the U.S., mostly in Hong Kong and China. Should we be unable to further diversify our markets, we may be subject to economic fluctuations within Hong Kong and China.  If our business does not succeed, an investor could lose all or part of his investment.

If we do not meet our expansion strategy, we may not achieve our anticipated results.

Our business strategy is designed to expand the sales of our products and services internationally. Our ability to implement our plans will depend primarily on the ability to attract new customers. To implement this strategy the Registrant in March of 2009 retained the services of Aero Strategic Advisory, a division of Aero Financial, a global consulting and financial services firm,  Based in Las Vegas, Nevada, Aero Strategic Advisory will assist the Registrant in a number of capacities, including corporate communications, handling of investor inquires, dissemination of news, business development and other services.  We can give you no assurance that any of our expansion plans will be successful or that we will be able to establish additional favorable relationships for the marketing and sales of products and services. If we are unable to expand our business, our business operations could be adversely affected.

A dispute concerning the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be time consuming and costly, and an unfavorable outcome could harm our business.

We may be exposed to future litigation by third parties based on claims that our programs infringe the intellectual property rights of others. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, regardless of whether we win or lose. We may not be able to afford the costs of litigation. Any legal action against us or our collaborators could lead to:

•	payment of damages, potentially treble damages, if we are found to have willfully infringed a party’s patent rights;

•	injunctive or other equitable relief that may effectively block our ability to further develop, commercialize and sell products; or

•	we or our collaborators having to enter into license arrangements that may not be available on commercially acceptable terms, if at all.

As a result, we could be prevented from commercializing current or future products.

We have agreed to indemnify our officers and directors to the fullest extent permitted under Nevada law.

Our Certificate of Incorporation contains a provision eliminating the personal liability of officers and directors to the extent allowed under the law of the State of Nevada. Under such provision, stockholder(s) may only prosecute an action against an officer and/or a director if the stockholder(s) can show acts or omissions which involve intentional misconduct, fraud or a knowing violation of law or the unlawful payment of distributions.

We may make acquisitions and strategic investments, which will involve numerous risks. We may not be able to address these risks without substantial expense, delay or other operational or financial problems.

Although we have a limited history of making acquisitions or strategic investments, we may acquire or make investments in related businesses or products in the future. Acquisitions or investments involve various risks, such as:

•	higher than expected acquisition and integration costs;

•	the difficulty of integrating the operations and personnel of the acquired business;

•	the potential disruption of our ongoing business, including the diversion of management time and attention;

•	the possible inability to obtain the desired financial and strategic benefits from the acquisition or investment;

•	assumption of unanticipated liabilities;

•	incurrence of substantial debt or dilutive issuances of securities to pay for acquisitions;

•	impairment in relationships with key suppliers and personnel of any acquired businesses due to changes in management and ownership;

•	the loss of key employees of an acquired business; and

•	the possibility of our entering markets in which we have limited prior experience.

Future acquisitions and investments could also result in substantial cash expenditures, potentially dilutive issuance of our equity securities, our incurring of additional debt and contingent liabilities, and amortization expenses related to other assets that could adversely affect our business, operating results and financial condition.

We are subject to SEC regulations relating to low-priced penny-stocks.

Our Common Stock is currently traded on the OTC Pink Sheets under the ticker symbol “EFTB.”  As of the year ended March 31, 2009, there are 75,983,205 shares of common stock issued and outstanding. Our common stock has recently been trading under $5.00 per share. The Securities and Exchange Commission has adopted regulations concerning low-priced (or “penny”) stocks. The regulations generally define “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Due to the fact that our stock is trading under $5.00, our stock is currently classified as a penny stock.

The penny stock regulations require that broker-dealers, who recommend penny stocks to persons other than institutional accredited investors make a special suitability determination for the purchaser, receive the purchaser’s written agreement to the transaction prior to the sale and provide the purchaser with risk disclosure documents that identify risks associated with investing in penny stocks. Furthermore, the broker-dealer must obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before effecting a transaction in penny stock. These requirements have historically resulted in reducing the level of trading activity in securities that become subject to the penny stock rules.

The additional burdens imposed upon broker-dealers by these penny stock requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of our common stock and our shareholders’ ability to sell our common stock in the secondary market.

Penny stocks may trade infrequently, which means that it may be difficult to sell penny stock shares once you own them. Because it may be difficult to find quotations for certain penny stocks, they may be impossible to accurately price.  Investors in penny stocks and in the common stock of the Registrant should be prepared for the possibility that they may lose their whole investment.

Our stock price has been thinly traded but may become highly volatile in the future.

Our common stock trades on the OTC Pink Sheets and there has historically been a very low volume of transactions.  However, the market price of our common stock may become highly volatile and be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

•	Quarterly variations in our operating results;

•	Operating results that vary from the expectations of securities analysts and investors;

•	Changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	Reaction to our earnings releases and conference calls, or presentations by executives at investor and industry conferences;

•	Changes in our capital structure;

•	Changes in market valuations of other internet or online service companies;

•	Announcements of innovations or new services by us or our competitors;

•	Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Lack of success in the expansion of our business operations;

•	Announcements by third parties of significant claims or proceedings against us or adverse developments in pending proceedings;

•	Additions or departures of key personnel;

•	Rumors or public speculation about any of the above factors; and

•	Market and volume fluctuations in the stock markets in general.

These market fluctuations may also materially and adversely affect the market price of our Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

The principal executive office of our operating company, EFT Limited, consists of 6,500 square feet located at Langham Office Tower, 8 Argyle Street, Suite 3706, Kowloon, Hong Kong SAR which is leased from a third party pursuant to a five year lease  commencing on March 31, 2007.   The lease expires on March 31, 2012. Pursuant to the lease, there is no rent for the first two years.  Commencing on the third year of the lease, the monthly rent is $50,000 USD starting the beginning of the third year and we expense the 5-year total rent evenly over the life of the lease.  There is no affiliation between any of our officers and directors with the landlord for these premises.

We also lease, through EFT, Inc., a 10,268 square foot facility center in the City of Industry in California for $10,063 per month pursuant to a lease, dated August 1, 2005, with Lee & Lee.  This lease expires on July 31, 2009. There is no affiliation between any of our officers and directors with the landlord for these premises.

The Company also rents storage space for its sales division in Hong Kong.  The lease provides for monthly lease payments approximating $1,135 USD starting on May 8, 2008 and expires on May 7, 2010.

We believe our properties are sufficient for our current operations.

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to nor are any of our properties the subject of any material pending legal proceedings.  We have not been  threatened with nor have any knowledge of any potential claims or legal actions that would have a material adverse impact on our financial position, operations or potential performance.  There are no material proceedings to which any director, officer or affiliate of the Registrant or any of its subsidiaries, any owner of record or beneficially of more than five percent of any class of voting securities of the Registrant, or any associate of any such director, officer, affiliate of the Registrant, or security holder is a party adverse to the Registrant or has a material interest adverse to the Registrant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock

As of the date of this Annual Report, our common stock is listed for trading on the Pink OTC Markets Inc. (the “Pink Sheets”) under the ticker symbol “EFTB.”  As of the date of this Annual Report, there are 75,983,205 shares of common stock issued and outstanding, 7,703,165 (10.13%) of the issued and outstanding shares of common stock of which are held by non-affiliates. . Our common stock has recently been trading under $5.00 per share. Stocks traded on the Pink Sheets are usually thinly traded, highly volatile, and not followed by analysts. Investors in our common stock may experience a loss or liquidity problem with their share holdings.

Upon the effectiveness of our registration statement on Form 10, and notification by the SEC that they have no further comments, Buckman, Buckman & Reid, Inc., a registered broker/dealer, intends to file an application with FINRA for authorization to act as a market maker of our common stock on the OTC Bulletin Board.  Buckman, Buckman & Reid, Inc. served as the placement agent of our Units in the Regulation S Offering which commenced in January of, 2008 and expired on October 25, 2008.

The holders of the Registrant’s common stock are entitled to one vote per share. The common stockholders do not have preemptive rights to purchase, subscribe for, or otherwise acquire any shares of common stock.

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that a Registrant's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state.  Presently, the Registrant has no plans to register its securities in any particular state.

The Securities and Exchange Commission has adopted regulations concerning low-priced (or “penny”) stocks. The regulations generally define “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Due to the fact that our stock is trading under $5.00, our stock is currently classified as a penny stock.

The penny stock regulations require that broker-dealers, who recommend penny stocks to persons other than institutional accredited investors make a special suitability determination for the purchaser, receive the purchaser’s written agreement to the transaction prior to the sale and provide the purchaser with risk disclosure documents that identify risks associated with investing in penny stocks. Furthermore, the broker-dealer must obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before effecting a transaction in penny stock. These requirements have historically resulted in reducing the level of trading activity in securities that become subject to the penny stock rules.

The additional burdens imposed upon broker-dealers by these penny stock requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of our common stock and our shareholders’ ability to sell our common stock in the secondary market.

Penny stocks may trade infrequently, which means that it may be difficult to sell penny stock shares once you own them. Because it may be difficult to find quotations for certain penny stocks, they may be impossible to accurately price.   Investors in penny stocks should be prepared for the possibility that they may lose their whole investment.

The Registrant’s fiscal year end is March 31st.  The range of high and low bid information for our common stock on the Pink Sheets for each quarterly period within the two most recent fiscal years is set forth below. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There was no active trading market for our common stock during the period reflected below:

Fiscal Period	Low Bid Price	High Bid Price

2009
1st Quarter as of June 30, 2009	$3.50	$3.75

2008
4th Quarter Ended March 31, 2009	$2.75	$2.75
3rd Quarter Ended December 31, 2008	$3.70	$3.80
2nd Quarter Ended September 30, 2008	$3.90	$3.95
1st Quarter Ended June 30, 2008	$5.25	$5.25

2007
4th Quarter Ended March 31, 2008	$5.45	$5.50
3rd Quarter Ended December 31, 2007	$4.15	$4.50
2nd Quarter Ended September 30, 2007	N/A	N/A
1st Quarter Ended June 30, 2007	N/A	N/A

Dividend Policy

The Company did not record a dividend for the fiscal year-ended March 31, 2009.  During the fiscal year-ended March 31, 2008, the Company paid $18.5 million in dividends to the former owners of EFT BioTech.

We currently intend to retain all future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on common stock in the foreseeable future. Any future dividends will be at the discretion of the board of directors, after taking into account various factors, including among others, operations, current and anticipated cash needs and expansion plans, the income tax laws then in effect, the requirements of Nevada law, and any restrictions that may be imposed by our future credit arrangements.

Record Holders

As of July 17, 2009, there were 29,821 record holders of our common stock.

Transfer Agent

Our transfer agent

Standard Registrar and Transfer Company, Inc.
12528 South 1840 East
Draper, UT 84020
Phone: (801) 571-8844
Fax: (801) 571-2551
Email: investors@amsrcorp.com

ITEM 6.  SELECTED FINANCIAL DATA.

SELECTED FINANCIAL DATA (1)

	For the Fiscal Year Ended March 31,
Item:	2009 (Unaudited)	2008 (Unaudited)
Total Revenues	$12,846,809	$30,249,302
Income from Continuing Operations	$1,590,323	$20,775,301
Income from Continuing Operations per Common Share	$0.03	$0.37
Total Assets	$68,666,322	$57,427,420
Long-Term Operating leases (2)	$413,875	$487,896
Capital Leases	-	-
Redeemable Preferred Stock	-	-
Cash Dividends and Declared per Common Share	-	$0.31
(1)	Our auditors have not audited the contents of this Selected Financial Table.
(2)	Consists of lease obligations for offices in Hong Kong and City of Industry. California.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion together with "Selected Historical Financial Data" and our consolidated financial statements and the related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under "Risk Factors” and elsewhere in this Annual Report.

Forward-Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; and

•	state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this Annual Report. See "Risk Factors."

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “EFT BioTech” in this Annual Report collectively refers to EFT BioTech Holdings, Inc. and its subsidiaries.

Industry Trends

We believe that the Business to Customer business is robust and that consumers have become more confident in ordering products, like ours, over the internet.  However, the nutritional supplement and cosmetic e-business markets have and continue to become increasingly competitive and are rapidly evolving. Barriers to entry are minimal and current and new competitors can launch new websites at a relatively low cost. Many competitors in this area have greater financial, technical and marketing resources than our Company. Continued advancement in technology and increasing access to that technology is paving the way for growth in direct marketing. We also face competition for consumers from retailers, duty-free retailers, specialty stores, department stores and specialty and general merchandise catalogs, many of which have greater financial and marketing resources than we have. Notwithstanding the foregoing, we believe that we are well-positioned within the Asian consumer market with our current plan of supplying American merchandise brands to consumers and that our exposure to both the Asian and American cultures gives us a competitive advantage.  There can be no assurance that we will maintain our competitive edge or that we will continue to provide only American made merchandise.

However, the global economy is currently undergoing a period of unprecedented volatility, and the future economic environment may continue to be less favorable than that of recent years. This has led, and could further lead, to reduced consumer spending in the foreseeable future, and this may include spending on nutritional and beauty products and other discretionary items, like our products. In addition, reduced consumer spending may drive us and our competitors to decrease prices. These conditions may adversely affect our revenues and profits.

Our long-term plan is to use funds from the private placement and revenues earned for investments and acquisitions to allow us to grow our existing business operations and to enter into additional territories.  To date, we have not located any acquisition targets nor do we have any commitments for capital expenditures, other than Excalibur.  We believe that due to the current global economic recession, there might be material opportunities for us to acquire smaller companies at discount prices.  There can be no assurances however that we will be successful in doing so.   Our expansion will rely to a great degree on global economic conditions and perceived future changes.  Until such time, we intend to retain our cash reserves to fund our operations.

RESULTS OF OPERATIONS

The Fiscal Year Ended March 31, 2009 Compared to the Fiscal Year Ended March 31, 2008

Assets.  At March 31, 2009, we had $68,666,322 in total assets, compared to $57,427,420 at March 31 2008.  This was primarily due to an increase in cash and cash equivalents to $38,181,837 at March 31, 2009 from $15,165,620 at March 31, 2008 following our Regulation S Private Placement. Our inventories also increased to $3,908,629 at March 31, 2009 from $2,619,429 at March 31, 2008 due to anticipated sales increases.   At March 31, 2009, our restricted cash decreased to $0 from $37,845,432 at March 31, 2008 because of release from restriction.  Restricted cash consisted of $37 million of funds received during March of 2008 from investors for the Regulation S Private Placement Offering and held in escrow until closing.

Liabilities.  At March 31, 2009, our Total Liabilities were $12,276,962, compared to $55,687,992 at March 31, 2008.  Liabilities consist of Accounts Payable; Other Liabilities; Unearned Revenue; Deposits from Investors; and Income Tax Payable.  Accounts payable increased to $3,610,195 at March 31, 2009 from $804,041 at March 31, 2008 primarily due to due to increases in freight expenses incurred from decreased sales. Other liabilities consist of commissions (Affiliate rewards) payable, payroll liabilities and other liabilities, and decreased to $6,675,552 at March 31, 2009 from $12,787,714 at March 31, 2008 because of decreased commissions (Affiliate rewards) payable and payroll payable. Unearned revenue consists of customer deposits for unshipped products, and decreased to $1,991,215 at March 31, 2009 from $3,945,805 at March 31, 2008 due to decreased orders. Deposits from investors decreased to $0 at March 31, 2009 from $37,845,432 at March 31, 2008 due to our Regulation S Private Placement Offering being completed in year 2008.  Income tax payable decreased to $0 at March 31, 2009 from $305,000 at March 31, 2008 due to recognition of a tax calculation method according to the treasury regulations.

Stockholders’ Equity (Deficit). Our Stockholders’ Equity (Deficit) increased to $56,389,360 at March 31, 2009 from $1,739,428 at March 31, 2008. This increase was primarily due to an increase in Additional Paid in Capital to $52,854,891 at March 31, 2009 from $6,552 at March 31, 2008 and in Retained Earnings to $4,023,992 at March 31, 2009 from $1,895,330 at March 31, 2008.

Revenues.   Our Revenues decreased to $12,846,809 for the fiscal year ended March 31, 2009 from $30,249,302 for the fiscal year ended March 31, 2008 because of decreased sales.  The decrease in revenue from 2008 to 2009 was due to several factors.  We experienced a decrease in revenues due to two major factors: the world recession, a harsh winter and natural disasters and the Olympics in Beijing. In 2008, China experienced the harshest winter of recorded history that paralyzed the nation for more than six weeks.  On May 12, 2008, there was a devastating earthquake in the Sichuan Province which destroyed entire villages along with many school buildings.  From July 20, 2008 until September, Beijing placed an embargo on all goods coming into the country due to the Olympics.  Later in the fall, the Chinese army was called out and put on alert due to the riots caused by protesters over the monks and Dali Lama.  These are primary issues which caused a decrease in revenues.  The secondary issue for reduced sales was the worldwide recession and the general slowdown in personal consumption that affected the Chinese in general.

Shipping Charges.  Shipping Charges decreased to $5,657,625 for the fiscal year ended March 31, 2009  from $10,110,360 for the fiscal year ended March 31, 2008 due to decreased sales.

Costs of Goods Sold.  Costs of Goods Sold decreased to $5,780,447 for the fiscal year ended March 31, 2009 from $11,423,852 for the fiscal year March 31, 2008.  Costs of Goods Sold consist of merchandise purchases from vendors and decreased because of decreased sales.

Shipping Costs.  Shipping Costs decreased to $2,204,502 for the fiscal year ended March 31, 2009 from $ $4,467,140 for the fiscal year ended March 31, 2008. Shipping Costs consist of freight charges to our Hong Kong facility and decreased because of decreased sales.

Gross Profits. Gross Profits decreased to $10,519,485 for the fiscal year ended March 31, 2009 from $24,468,670 for the fiscal year ended March 31, 2008.  Our gross profit margin for the fiscal year ended March 31, 2009 was 57% compared to 61% for the fiscal year ended March 31, 2008.  Gross Profits and gross profit margins decreased  because of decreased sales in year 2009

Selling, General and Administrative Expenses.  Selling, General and Administrative Expenses increased to $8,929,162 for the fiscal year ended March 31, 2009 from $3,693,369 for the fiscal year ended March 31, 2008. Selling, General and Administrative Expenses consist of advertising and corporate administrative expenses, and increased because of professional fees incurred in connection with our Regulation S Private Placement Offering and royalty fees accrued for trademark at the year end.

Interest Income.  Interest Income increased to $1,246,433 for the fiscal year ended March 31, 2009 from $275,538 for the fiscal year ended March 31, 2008.  Interest Income consists of bank deposit interest, interest income from the outstanding loans and increased because of cash balance increases due to our Regulation S Private Placement Offering.

Foreign Exchange Loss.  Foreign Exchange Gain increased to $723,357 for the fiscal year ended March 31, 2009 from $(4,248) for the fiscal year ended March 31, 2008.  Foreign Exchange Gain increased because of gains on foreign exchange rates.

Other Income (Net).  Other Income (Net) increased to $634,635 for the fiscal year ended March 31, 2009 from $54,904 for the fiscal year ended March 31, 2008. Other Income (Net) consists of fees received for educational training classes and increased due to additional classes held.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the accompanying consolidated financial statements, at March 31, 2009, the Company had $38,181,837 cash on hand and a stockholders’ equity of $56,389,360 . To date, we have funded our operations primarily from sales to our Affiliates and through private equity financings. While we believe in the viability of our strategy to improve sales volume and in our ability to raise additional funds, there can be no assurances to that effect.

At March 31, 2009, we had $68,666,322 in total assets, compared to $57,427,420 at March 31, 2008.  This was primarily due to our Regulation S Private Placement and outstanding loans. Our inventories also increased to $3,908,629 at March 31, 2009 from $2,619,429 at March 31, 2008 due to anticipated sales increase.  Our increase in investments was due to an equity investment in Excalibur to $17,129,314 at March 31, 2009 from $0 at March 31, 2008, and related party Notes Receivable of $5,961,717 at March 31, 2009 compare to $0 at March 31, 2008 was due to loans made to Excalibur and Yeuh-Chi Liu.  At March 31, 2009 we had $508,746 invested in mutual funds, compared to $835,965 at March 31, 2008. Our prepaid expenses increased to $2,551,298 at March 31, 2009 from $793,760 at March 31, 2008.

Our products are sensitive to business and personal discretionary spending levels and tend to decline or grow more slowly during economic downturns, including downturns in any of our major markets.    The current worldwide recession is expected to adversely affect our sales and liquidity for the foreseeable future. Although we have mitigated decreases in sales by lowering our levels of inventory to preserve cash on hand, we do not know when the recession will subside and when consumer spending will increase from its current depressed levels. Even if consumer spending increases, we are not sure when consumer spending will increase for our products which will affect our liquidity. We believe we have enough capital to fund our operations during the next 12 months.

Our Revenues decreased to $12,846,809 for the fiscal year ended March 31, 2009 from $30,249,302 for the fiscal year ended March 31, 2008 due to decreased sales.  The decrease in revenue from 2008 to 2009 was due to several factors.  We experienced a decrease in revenues due to three factors: a harsh winter, natural disasters and the worldwide recession.  Also, in the winter of 2008, China experienced the harshest winter of recorded history that paralyzed the nation for more than six weeks.  On May 12, 2008, there was a devastating earthquake in the Sichuan Province which destroyed entire villages along with many school buildings.   Also, the worldwide recession is creating a high rate of unemployment.  Our products are considered to be “discretionary times” which are generally materially adversely affected during a recession.

Accounts Payable increased to $3,610,195 at March 31, 2009 from $804,041 at March 31, 2008 due to the trademark royalty fee accrued at the year end. Other Liabilities consist of commissions (Affiliate rewards) payable, payroll liabilities and other liabilities, and decreased to $6,657,552 at March 31, 2009 from $12,787,714 at March 31, 2008 because of decreases in commissions (Affiliate rewards) payable as a result of decreases in sales.  Unearned Revenues consist of customer deposits for unshipped products, and decreased to $1,991,215 at March 31, 2009 from $3,945,805 at March 31, 2008 because of decreased sales.  Deposits from Investors consist of net proceeds from our Regulation S Private Placement Offering of Units, and decreased to $0 at March 31, 2009 from $37,845,432 at March 31, 2008 because of the expiration of the Regulation S Offering.  Income Tax Payables consist of Federal Tax Provision, and decreased to $0 at March 31, 2009 from $305,000 at March 31, 2008 because of recognition of a tax calculation method according to the treasury regulation.

Our stockholders’ equity increased to $56,389,360 at March 31, 2009 from $1,739,428 at March 31, 2008. This increase was primarily due to an increase in retained earnings to $4,023,992 at March 31, 2009 from $1,895,330 at March 31, 2008 and proceeds from our Regulation S Private Placement of $51,149,412 at December 31, 2008.

In January of 2008, we commenced a private placement of Units exclusively to non-U.S. residents at a purchase price of $3.80 per Unit under the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Registrant under Regulation S thereunder due to the fact that offers and sales were only made to non U.S. residents. The offering was conducted on a best-efforts basis. The original offering was for up to 10,000,000 Units but was oversubscribed and increased to 14,890,040 Units pursuant to the terms of the Private Placement Memorandum.

Each Unit consisted of one share of Common Stock and one Redeemable Common Stock Purchase Warrant (a “Warrant”). Each Warrant is exercisable to purchase one share of Common Stock at $3.80 per share until the second anniversary date of the date of issuance. The Warrants are redeemable by the Registrant, on a pro rata basis, at a purchase price of $0.0001 per share within 30 days from the tenth (10th) consecutive trading day that the Registrant’s common stock trades on the OTCBB or any public securities market within the U.S. at a closing sales price, or the average of the closing bid and asked price, of at least $11.

Moneys received from investors were held in an escrow account by Buckman, Buckman & Reid, Inc., the placement agent, pending the payment of attorneys’ fees and placement agent fees and considered “restricted cash.” The cash was released from escrow once such payments were made and following each of five closings: three in July of 2008, one in August of 2008 and one in October of 2008. The cash was then available for lending or operating purposes. The related Units were issued following each closing. Until such release from escrow “restricted cash” was accounted for as an asset and a liability. Following the release from escrow and until the completion of the offering in October 2008 proceeds received from the offering were considered “deposits from investors” and accounted for as a liability in accordance with GAAP. The private placement ended on October 25, 2008 and the Registrant sold an aggregate of 14,890,040 Units for net proceeds of $51,149,412 consisting of a total of 14,890,040 shares of Common Stock and 14,890,040 Warrants. As of the date hereof, none of the warrants have been exercised or redeemed.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations		-	-	-	-
Capital Lease Obligations		-	-	-	-
Operating Lease Obligations (1)		$413,875	$747,250	-	-
Purchase Obligations		-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP		-	-	-	-
Total		$413,875	$747,250	-	-

(1)	Operating Lease

The Company leases office space in the US under an operating lease agreement. The lease provides for monthly lease payments approximating $10,063 and expires on July 31, 2009. Future minimum lease payments under the operating leases as of March 31, 2009 approximate the following:

Year Ending March 31,
2010, four months	$40,250

The Company rents office space for its sales division in Hong Kong. The lease provides for free lease in the first two years and a monthly lease payments approximating $50,000 USD starting the beginning of the third year and expires on March 31, 2012. Expensing the 5-year total rent evenly over the life of the lease, the future minimum lease payments under the operating lease are as follows:

Year Ending March 31,
2010	$360,000
2011	360,000
2012	360,000

The Company rents storage space for its sales division in Hong Kong. The lease provides for monthly lease payments approximating $1,135 USD starting on May 8, 2008 and expires on May 7, 2010. Future minimum lease payments under the operating leases as of March 31, 2009 approximate the following:

Year Ending March 31,
2010	$13,625
2011	13,625
2012	13,625

Rent expenses for the year ended March 31, 2009 and March 31, 2008 were approximately $494,487 and $487,896, respectively.

Excalibur International Marine Corporation

Due to the recent changes in policy between Mainland China and Taiwan, an opportunity was recognized to take advantage of direct sailings for cargo and passengers through the Taiwan Strait. EFT identified Excalibur International Marina Corporation (“Excalibur”), a shipping company located in Taiwan, as a viable entity to participate with in this business opportunity. In order to expedite the purchase of a new vessel, EFT’s Board of Directors approved a non-interest bearing, unsecured loan to facilitate this purchase. On July 28, 2008, the Registrant loaned $19,193,000 to Excalibur. This loan was still outstanding with balance of $1,564,717 March 31, 2009. At the time of the transaction, Excalibur was not a related party nor did any of the Company or any of its officers or directors have any relationship with Excalibur or any of its officers and directors.

On September 23, 2008, the Registrant signed a loan agreement with Excalibur to lend $2,000,000 at an interest rate of 3.75% per month with a term of no more than 60 days. At the end of the 60 days term, the term of the loan was extended for six months. On November 23, 2008, the Company extended this loan to May 25, 2009. On May 25, 2009, the Company extended this loan to Excalibur for another six months and decreased the interest rate to 12.5% per annum.

On October 20, 2008, EFT Investment Co., Ltd. was formed as a wholly-owned subsidiary of EFT BioTech Holdings, Inc. EFT Investment Co., Ltd was formed in Taiwan. On October 25, 2008, EFT Investment Co., Ltd. completed the acquisition of 58,567,750 shares of common stock of Excalibur; representing approximately 49% shares of issued and outstanding shares of Excalibur, for an aggregate purchase price of USD $19,193,000. Prior to the acquisition of Excalibur, Excalibur was not a related person under Item 404 ofRregulation S-K.

 On November 25, 2008, the Registrant signed an additional loan agreement with Excalibur, a related party, pursuant to which the Registrant loaned Excalibur $500,000 at the interest rate of 3.75% per month with a term of 30 days with an extension of six months. On December 25, 2008, the Company extended the loan to May 25, 2009. On May 25, 2009, the Company extended this loan for another six months and decreased the interest rate to 12.5% per annum.

Note Receivable – Related party

The Board of Directors approved two non-interest bearing unsecured demand loans in the amount of U.S. $330,000 and $1,567,000 respectively on July 11 and July 25 to Yeuh-Chi Liu, a vendor and a member of the board of directors of Excalibur. As of the date hereof the full principal amount remains outstanding.

Off-Balance Sheet Arrangements

The Registrant does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Registrant’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Quantitative and Qualitative Disclosures about Market Risk

For our fiscal year ended March 31, 2009, 100% of our total sales consisted of sales outside of the United States, with less than 0% of total sales denominated in currencies other than the United States dollar. In addition, from time to time we execute intercompany loans with our foreign subsidiaries that are denominated in foreign currencies.

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

Critical Accounting Policies

The Registrant’s financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. The Registrant believes that the following are some of the more critical judgment areas in the application of the Registrant’s accounting policies that currently affect the Registrant’s financial condition and results of operations.

Cash & Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, and certificates. The Company maintains its accounts in various banks and several which exceed the federally insured limit.

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

SFAS No. 151, “Inventory Costs,” (“SFAS 151”) clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as period charges, rather than as an inventory value. This standard also requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Registrant’s existing accounting policy for inventory valuation is generally consistent with this guidance, and therefore, the adoption of SFAS 151 did not have a significant impact on the Registrant’s 2008 and 2009 financial results.

Notes Receivables from Related Parties

Notes receivable consists of receivables from the Registrant’s loans to Excalibur, Taiwan, and Yeuh-Chi Liu, each a related party. As of March 31, 2009, outstanding loans to Excalibur totaled $ 4.06 million and to Yeuh-Chi Liu $1.89 million. The Registrant periodically reviews notes receivables for reliability and collectability, and recent account activities. If the Registrant’s estimates regarding collectability are inaccurate or an unforeseen matter is to occur, the Registrant may be exposed to a write-offs or bad debts. As of March 31, 2009, the Registrant does not have an allowance for bad debts.

Investment

The Registrant accounts for equity investments in entities in which it exercises significant influence but does not own a majority equity interest in or have control using the equity method. The Registrant evaluates its equity investments for impairment whenever events and changes in business circumstances indicate the carrying amount of the equity investment may not be fully recoverable. On October 25, 2008, the Registrant, through its wholly-owned subsidiary, EFT Investment Co. Ltd., invested $19,193,000 in Excalibur International Marine Corporation for 49% of its ownership. The Registrant recorded this investment using the equity method because of its significant influence over the entity.

Unearned Revenues

Unearned Revenues consist of cash amounts received in advance for goods and services to be delivered at a future date. The Registrant records the cash from customers as a liability until the products are delivered.

Revenue

The Registrant receives payment by cash only for orders from customers or Affiliates. Cash consideration given by the Registrant to its sales Affiliates is considered to be a reduction of the selling prices of the Company’s products, thus, is recorded as a reduction of revenue. Sales revenue are recorded when the merchandise delivery is completed.

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar and its operation in Hong Kong uses Hong Kong dollar (HKD) as its functional currency. An entity’s functional currency is the currency of the primary economic environment in which the entity operates. Management must use judgment in determining an entity’s functional currency, assessing economic factors including cash flow, sales price, sales market, expense, financing and inter-company transactions and arrangements. Impact from exchange rate changes related to transactions denominated in currencies other than the functional currency is recorded as a gain and loss in the statements of operations, while impact from exchange rate changes related to translating a foreign entity’s financial statements from the functional currency to its reporting currency, the U.S. dollar, is disclosed and accumulated in a separate component under the equity section of the balance sheets. Different judgments or assumptions resulting in a change of functional currency may materially impact the Registrant’s financial position and results of operations.

Income Taxes

The Registrant uses the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating losses and tax credit carry-forwards. Management must make assumptions, judgments and estimates to determine the current provision for income taxes and the deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Management’s judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, management’s interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or management’s interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in the financial statements. Management’s assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income, such as income from operations. Actual operating results and the underlying amount and category of income in future years could render management’s current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from the estimates, thus materially impacting the financial position and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

On May 8, 2008, FASB issued Statement of SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The Registrant is currently assessing the impact of SFAS No. 162 on its financial position and results of operations.

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. The Registrant is currently evaluating the potential impact of the adoption of SFAS 141R on its consolidated financial position, results of operations or cash flows.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The Registrant is currently evaluating the potential impact of the adoption of SFAS 160 on its consolidated financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Douglas W. Child, CPA
Marty D. Van Wagoner, CPA
J. Russ Bradshaw, CPA
William R. Denney, CPA
Russell E. Anderson, CPA
Scott L. Farnes

1284 W. Flint Meadow Dr. #D
Kaysville, Utah 84037
Telephone 801.927.1337
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite A, 5/F
Max Share Centre
373 King’s Road
North Point, Hong Kong
Telephone 852.21.555.333
Facsimile 852.21.165.222

www.cpaone.net

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Audit Committee
EFT Biotech Holdings, Inc.
City of Industry, California

We have audited the consolidated balance sheets of EFT Biotech Holdings, Inc. (the Company) as of March 31, 2009 and 2008, and the related consolidated statements of operations and other comprehensive income, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EFT Biotech Holdings, Inc. as of March 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah

July 15, 2009

EFT BIOTECH HOLDINGS, INC.
Consolidated Balance Sheets

	As of March 31,
	2009 (Audited)	2008-Restated (Audited)
ASSETS
Current assets
Cash and cash equivalents	$38,181,837	$15,165,620
Inventories	3,908,629	2,619,429
Available for sale securities	508,746	835,965
Prepaid expenses	2,551,298	793,760
Short-term note receivables – related party	4,064,717	-

Total current assets	49,215,227	19,414,774

Property and equipment, net	360,156	140,106
Other receivables	33,504	-
Investments	17,129,314	-
Restricted cash	-	37,845,432
Loan to related party	1,897,000	-
Security deposit	31,121	27,108

Total assets	$68,666,322	$57,427,420

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$3,610,195	$804,041
Other liabilities	6,675,552	12,787,714
Unearned revenues	1,991,215	3,945,805
Deposits from investors	-	37,845,432
Income tax payable	-	305,000

Total current liabilities	12,276,962	55,687,992

Stockholders' equity
Preferred stock, $.001 par value, 25,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.00001 par value, 4,975,000,000 authorized,
75,983,205 and 61,022,414 shares issued and outstanding
at March 31, 2009 and 2008	760	610
Additional paid in capital	52,854,891	6,552
Retained earnings	4,023,992	1,895,330
Accumulated other comprehensive loss	(490,283)	(163,064)

Total stockholders' equity	56,389,360	1,739,428

Total liabilities and stockholders' equity	$68,666,322	$57,427,420

The accompanying notes are an integral part of these consolidated financial statements.

EFT BIOTECH HOLDINGS, INC.
Consolidated Statements of Operations and Other Comprehensive Income

	Year Ended
	March 31, 2009 (Audited)	March 31, 2008 - Restated (Audited)

Sales revenues, net	$12,846,809	$30,249,302
Shipping charge	5,657,625	10,110,360
	18,504,434	40,359,662

Cost of goods sold	5,780,447	11,423,852
Shipping cost	2,204,502	4,467,140
	7,984,949	15,890,992

Gross profit	10,519,485	24,468,670

Selling, general and administrative expenses	8,929,162	3,693,369

Net operating income	1,590,323	20,775,301

Other income (expense)
Interest income	1,246,433	275,538
Investment loss	(2,063,686)	-
Foreign exchange income	723,357	(4,248)
Other income, net	634,635	54,904

Total other income	540,739	326,194

Net income before income taxes	2,131,062	21,101,495

Income taxes	2,400	305,800

Net income	$2,128,662	$20,795,695

Unrealized loss on available for sale securities	(327,219)	(163,064)

Comprehensive income	$1,801,443	$20,632,631

Net income per common share
Basic and diluted	$0.03	$0.37

Weighted average common shares outstanding
Basic and diluted	66,637,448	55,350,545

The accompanying notes are an integral part of these consolidated financial statements.

EFT BIOTECH HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(Audited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

BALANCE, ,MARCH 31, 2007	52,099,000	$521	$4,479	$(374,188)	$-	$(369,188)

Issuance of common stock for services	1,201,000	12	2,150	-	-	2,162

Shares effectively issued to former shareholders as part of the recapitalization	7,722,414	77	(77)	-	-	-

Net income	-	-	-	20,795,695	-	20,795,695

Dividend paid	-	-	-	(18,526,177)	-	(18,526,177)

Unrealized loss on available for sale securities	-	-	-	-	(163,064)	(163,064)

BALANCE, MARCH 31, 2008 - restated	61,022,414	610	6,552	1,895,330	(163,064)	1,739,428

Shares effectively issued to former shareholders as part of the recapitalization	66,667	1	(1)	-	-	-

Shares issued for service	4,084	-	16,731	-	-	16,731

Shares issued pursuant to private placement offering-common stock, net of operating costs	14,890,040	149	43,919,414		-	43,919,563

Fair value of warrants issued with common stock			8,912,195			8,912,195

Net income				2,128,662		2,128,662

Unrealized loss on available for sale securities	-	-	-	-	(327,219)	(327,219)

BALANCE, MARCH 31, 2009	75,983,205	$760	$52,854,891	$4,023,992	$(490,283)	$56,389,360

The accompanying notes are an integral part of these consolidated financial statements.

EFT BIOTECH HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Year Ended
	March 31, 2009 (Audited)	March 31, 2008 (Audited)
Cash flows from operating activities:
Net income	$2,128,662	$20,795,695
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	51,514	38,340
Loss on investment-equity method	2,063,686	-
Warranty liability	(33,924)	36,912
Stock based compensation	16,731	2,162
Changes in operating assets and liabilities:
Inventories	(1,289,200)	(833,670)
Prepaid expenses and other current assets	(1,761,551)	(411,560)
Accounts payable and accrued liabilities	2,806,154	497,625
Other liabilities	(6,078,238)	12,372,996
Unearned revenues	(1,954,590)	1,434,470
Income tax payable	(305,000)	305,000

Net cash provided by operating activities	(4,355,756)	34,237,970

Cash flows from investing activities:
Additions to fixed assets	(305,068)	(101,706)
Note receivables – related party	(5,961,717)	-
Investment	(19,193,000)	-
Purchase of available for sale securities	-	(999,029)

Net cash (used in) investing activities	(25,459,785)	(1,100,735)

Cash flows from financing activities:
Restricted cash	-	(37,845,432)
Proceeds from investor deposits	-	37,845,432
Proceeds from issuance of stock and warrants	52,831,758	-
Payment of dividends	-	(18,526,177)

Net cash provided by (used in) financing activities	52,831,758	(18,526,177)

Net increase (decrease) in cash	23,016,217	14,611,058

Cash, beginning of period	15,165,620	554,562

Cash, end of period	$38,181,837	$15,165,620

Supplemental disclosures of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$2,400	$800

Non-cash investing and financing activities:
Unrealized loss on available for sale securities	$327,219	$163,064
Fixed assets sold with receivable	$33,504	$-
Release of cash from restriction	$37,845,432	$-
The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - ORGANIZATION

EFT Biotech Holdings, Inc. (“EFT Holdings” or “the Company”), formerly HumWare Media Corporation, GRG, Inc., Ghiglieri Corporation, Karat Productions, Inc., was incorporated in the State of Nevada on March 19, 1992.

On November 18, 2007, the Company issued an aggregate of 53,300,000 shares of its common stock in connection with a share exchange with the stockholders of EFT BioTech, Inc. (“EFT BioTech”), a Nevada Corporation formed on September 18, 2007 (the “Transaction”), pursuant to which EFT BioTech became a wholly-owned subsidiary of the Company. The 53,300,000 common shares issued included 52,099,000 to pre-capitalization shareholders and 1,201,000 to four directors and officers of EFT BioTech, and represented approximately 87.34% of the Company’s common stock outstanding after the Transaction. Consequently, the stockholders of EFT BioTech, Inc. own a majority of the Company's common stock immediately following the Transaction, therefore, the Transaction is being accounted for as a "reverse acquisition", and EFT BioTech is deemed to be the accounting acquirer in the reverse acquisition. As EFT Holdings was a non-operating public shell corporation that acquired an operating company, this Transaction is treated as a capital transaction where the acquiring corporation issued stock for the net monetary assets of the shell corporation, accompanied by a recapitalization. The accounting is similar in form to a reverse acquisition, except that goodwill or other intangibles are not recorded. All references to EFT BioTech common stock have been restated to reflect the equivalent numbers of EFT Holdings common shares.

At its formation on September 18, 2007, EFT BioTech acquired EFT Limited, a British Virgin Islands company (“BVI”) formed on August 22, 2007, pursuant to which EFT Limited (BVI) became a wholly-owned subsidiary of EFT BioTech. Since both EFT BioTech and EFT Limited (BVI) were under common control, this acquisition represents a reorganization of entities under common control.

EFT Limited (BVI) has four wholly-owned subsidiaries: EFT, Inc., a California company formed on January 1, 2003, Top Capital International, Ltd. (BVI), a BVI company formed on May 22, 2002, EFT (HK), Ltd., a Hong Kong (“HK”) company formed on November 1, 2006 and EFT International Ltd. (BVI), a BVI company formed on April 20, 2005, which it acquired all on November 14, 2007. As EFT Limited (BVI) and the four companies being acquired were under common control, this acquisition also represents a reorganization of entities under common control.

These reorganizations of entities under common control resulted in changes in the legal organization of these predecessors to EFT BioTech but did not result in changes in the reporting entity.

On October 20, 2008, EFT Investment Co., Ltd., a Taiwan company, was formed as a wholly-owned subsidiary of EFT Biotech Holding, Inc.

The Company, through its subsidiaries, is engaged in the E-Business designed around the concept of Business-to-customer using the World Wide Web as its “storefront” and business platform to market, sell and distribute 46 American brand products consisting of 25 nutritional products, 18 personal care products, 1 automotive fuel additives, 1 home product and a portable drinking container.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Foreign Currency

The Company’s reporting currency is the U.S. dollar. The Company’s operation in Hong Kong uses Hong Kong dollar (HKD) as its functional currency. The financial statements of the subsidiary are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. According to the Statement, all assets and liabilities were translated at the year end current exchange rate, stockholders equity items are translated at the historical rates and income statement items are translated at the average exchange rate for the periodyear. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income as a Component of Stockholders Equity. Foreign exchange transaction gains and losses are reflected in the income statement. During the years 2009 and 2008 there have been immaterial currency fluctuations between HKD and USD.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company maintains its accounts in banks, several of which exceed the federally insured limit. In aggregate, approximately $35.5 million were above the federally insured limit. Management believes the Company is not exposed to any significant credit risk on those accounts.

Available for sale securities

The Company’s investments in publicly traded equity securities are classified as available-for-sale and are reported at fair value (based on quoted prices and market prices) using the specific identification method. Unrealized gains and losses, net of taxes, are reported as a component of stockholders’ equity. Realized gains and losses on investments are included in investment and other income, net when realized. Any impairment loss to reduce an investment’s carrying amount to its fair market value is recognized in income when a decline in the fair market value of an individual security below its cost or carrying value is determined to be other than temporary.

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

Machinery & equipment	3 years
Computers & office equipment	3 years
Automobile	5 years

For the years ended March 31, 2009 and 2008, depreciation expenses were $51,514 and $38,340, respectively.

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2009 there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, requires that the Company discloses estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value due to the short-term maturity of these instruments.

Fair Value Measurements

Effective April 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various other accounting pronouncements. The adoption of SFAS No. 157 did not have a material effect on the Company’s financial condition or operating results.

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

Stocks issued to officers or employees
On November 18, 2007 in conjunction with the reverse acquisition, the Company granted its officers an aggregate 1,201,000 shares of fully vested stock with no future requisite service requirement. The share compensation cost is measured at grant date, based on estimated fair value of the award which is $0.0018 per share.

The amount of compensation was included as a period compensation expense. For the years ended March 31, 2009 and 2008, the stock-based compensation for shares awarded were to employees was $0 and $2,162, respectively.

During the years 2009 and 2008, the Company has not issued any stock options or warrants to employees nor are there any outstanding warrants or options during the year ended March 31, 2008, therefore pro forma disclosures are not required.

Stock issued for service
The company accounts for equity instruments issued in exchange for the receipts of goods or service from other than employees in accordance with SFAS No.123 (R) and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of performance commitment or completion of performance by the provider of goods or service as defined by EITF 96-18.

 During November 2008, we issued 4,084 shares of common stock in exchange of service we received.
 For the years ended March 31, 2009 and 2008, the stock-based compensation for shares issued to non-employees was $16,731 and $0, respectively.

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

Warranty

The Company generally does not provide customers with right of return except for defective products which is within six month warranty period from date of sales. Historically, the company warranty provisions have not been material. The specific warranty terms and conditions vary depending upon the product sold, but generally include replacement over a period of six months. Factors that affect the Company’s warranty liability include the number of products currently under warranty, historical and anticipated rates of warranty claims on those products, and cost per claim to satisfy the warranty obligation. The anticipated rate of warranty claims is the primary factor impacting the estimated warranty obligation. Warranty claims are relatively predictable based on our historical experience. Warranty reserves are included in other liabilities and the provision for warranty accruals is included in cost of goods sold in the consolidated statement of Operations and Other Comprehensive Income. Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management's estimate of the costs to remediate the claims and adjusts the provisions accordingly.

Currently, the Company estimates its warranty expense as follows:

Products sold for
0-2 months	2% of cost
3-4 months	1.5% of cost
5-6 months	1% of cost

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its limited warranty. The specific warranty terms and conditions vary depending upon the product sold, but generally include replacement over a period of six months. Factors that affect the Company’s warranty liability include the number of products currently under warranty, historical and anticipated rates of warranty claims on those products, and cost per claim to satisfy the warranty obligation. The anticipated rate of warranty claims is the primary factor impacting the estimated warranty obligation. The other factors are less significant due to the fact that the warranty period is only six months and replacement is generally already in stock or available at a pre-determined price. Warranty claims are relatively predictable based on historical experience of failure rates. If actual results differ from the estimates, the Company revises its estimated warranty liability.

Currently, the Company estimates its warranty expense as follows:

Products sold for
0-2 months	2% of cost
3-4 months	1.5% of cost
5-6 months	1% of cost

Shipping Costs

The Company’s shipping costs are included in cost of sales in the accompanying Consolidated Statements of Operations and Other Comprehensive Income for all periods presented.

Unearned Revenues

Unearned Revenues consist of cash amounts received in advance for goods and services to be delivered at a future date. The Registrant records the cash from customers as a liability until the products are delivered.

2. Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. For the years ended March 31, 2009 and 2008, advertising expenses were $89,283 and $1,540, respectively.

Consultant Fee

On January 1, 2009, EFT International Ltd, a wholly-owned subsidiary of EFT BioTech Holdings, Inc., entered a contract with ZR Public Relation Consultant Ltd. (the Consultant), which provides public relation consulting services in Asia. In consideration of the services rendered by the Consultant, EFT International Ltd agrees to pay 5% of total commission payout for each fiscal year. For the year ended March 31, 2009, consultant expense for EFT International Ltd was $1,771,944.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on April 1, 2007 The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

The following table shows the weighted-average number of potentially dilutive shares excluded from the diluted net income per share calculation for the year ended March 31, 2009 and 2008:

	For the year ended	For the year ended
	March 31, 2009	March 31, 2008
Weighted-average warrants outstanding	6,159,989	-
Total	6,159,989	-

	For the Years ended March 31,
	2009	2008
Historical Numerator:
Net Income	$2,128,662	$20,795,695

Denominator:
Weighted-average shares used for basic net income per share	66,637,448	55,350,545
Effect of common stock equivalents
Weighted-average shares used for diluted net (loss) per share	66,637,448	55,350,545

Basic and diluted net income per share	$0.03	$0.37
Diluted net income per share	$0.03	$0.37

Comprehensive income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the periods presented is comprised of net income and unrealized loss on marketable securities classified as available-for-sale.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions, but several of its bank accounts exceed the federally insured limit. The Company’s accounts receivable is constantly at a marginal to zero dollar ($0) level and its revenues are derived from orders place by consumers located anywhere in the world over the Company’s designated internet portal. The Company maintains a zero dollar ($0) allowance for doubtful accounts and authorizes credits based upon its historical “sound and quality” after sales customer services provided to affiliates and customers. Historically, such customer services have been maintained in accordance with the management expectations. The Company routinely assesses the credits authorized to its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Segment Reporting

Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosure about Segments of an Enterprise and Related Information” requires use of the management approach model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Since management does not disaggregate Company data, the Company has determined that only one segment exists. Accordingly, no segment reporting is provided.

Recent accounting pronouncements

The FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, on June 29, 2009 and, in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. Once it's effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.

SFAS No. 167 amends FASB Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities, by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated, the FASB said. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions.

FAS No. 166 revises SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, the FASB said. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.

On May 28, 2009 the FASB announced the issuance of SFAS 165, Subsequent Events. SFAS 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

On May 8, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The Company is currently assessing the impact of SFAS No. 162 on its financial position and results of operations.

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

	March 31, 2009			March 31, 2008
	Fair Value	Cost	Unrealized (Loss)	Fair Value	Cost	Unrealized (Loss)

Available for sale securities	$508,746	$999,029	$(490,283)	$835,965	$999,029	$(163,064)
Total	$508,746	$999,029	$(490,283)	$835,965	$999,029	$(163,064)

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

Assets and liabilities measured at fair value are summarized below.

December 31, 2008
Level 1
	Quoted Prices	Level 2
	in Active	Significant	Level 3
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total

Available for sale securities	$508,746	$-	$-	$508,746
Total assets measured at fair value	$508,746	$-	$-	$508,746

Note 5 - NOTE RECEIVABLES, RELATED PARTY

Short-Term
On June 30, 2008, the Company signed a loan agreement denominated in U.S. dollars with Excalibur International Marine Corporation (“Excalibur”) to lend $19,193,000 at no interest with a term of five month. On November 14, 2008, the Company has received $17,628,283 from Excalibur. At the end of the five month term, the term of the loan was extended for another nine months. This loan still has an outstanding balance of $1,564,717 at year end of March 31, 2009.

On September 23, 2008, the Company signed a loan agreement denominated in U.S. dollars with Excalibur International Marine Corporation (“Excalibur”) to lend $2,000,000 at interest rate of 3.75% per month with a term of no more than 60 days. At the end of the 60-day term, the term of the loan was extended for six months. On May 25, 2009, the Company extended this loan to Excalibur for another six months and lowered the interest rate to 12.5% per annum.

On November 24, 2008, the Company signed another loan agreement denominated in U.S. dollars with Excalibur to lend $500,000 at interest rate of 3.75% per month with a term of no more than 30 days. At the end of the 30-day term, the term of the loan was extended for six months. On May 25, 2009, the Company extended this loan to Excalibur for another six months and lowered the interest rate to 12.5% per annum.

Long-Term
The Board of Directors approved two non-interest bearing unsecured demand loans in the amount of U.S. $330,000 and $1,567,000 respectively on July 11 and July 25 to Yeuh-Chi Liu, a vendor and a member of the board of directors of Excalibur. The loan amount in $1,567,000 is collateralized with 3.97% ownership of Excalibur International Marine Corp. As of the date hereof the full principal amount remains outstanding.

Note 6 – OTHER RECEIVABLE

EFT USA, Inc. (EFT), a wholly-owned subsidiary of EFT BioTech Holdings, Inc., sold certain business properties, including computers and an auto to Industrial Fulfillment Co. (IFC) in the amount of $33,504, its net book value as other receivable, pursuant to an asset purchase agreement. The sale of the assets under this agreement constitutes a complete transfer of all of its rights, title and interest with respect to the assets.

Note 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,
	2009	2008

Automobile	$154,724	$176,384
Furniture and fixture	12,278	-
Computer equipment	26,373	22,068
Machinery and equipment	6,405	15,959
Leasehold improvement	262,679	-

	462,459	214,411
Less: Accumulated depreciation	(102,303)	(74,305)
	$360,156	$140,106

Note 8 – INVESTMENT

On October 25, 2008, the Company through its wholly-owned subsidiary, EFT Investment Co. Ltd, a Taiwan company formed on October 20 2008, completed the acquisition of 49% of equity interest of Excalibur for approximately $19,193,000. The equity method has been used for this investment. The Company’s investment in Excalibur was $17,129,314 due to Excalibur has $4,222,808 net loss for year ended 2008.

Investment consists of:

	March 31,	March 31,
	2009	2008
49% equity interest (a)	$19,193,000	$—
Equity investment loss	2,063,686	-
	$17129,314	-

 (a) On October 20, 2008, EFT Investment Co., Ltd. was formed as a wholly-owned subsidiary of EFT BioTech Holdings, Inc. EFT Investment Co., Ltd was formed in Taiwan. On October 25, 2008, EFT Investment Co., Ltd. completed the acquisition of 58,567,750 shares of common stock of Excalibur; representing approximately 49% shares of issued and outstanding shares of Excalibur, for an aggregate purchase price of USD $19,193,000. Prior to the acquisition of Excalibur, Excalibur was not a related person under Item 404 of regulation S-K. The equity method has been used for this investment for the years ended March 31, 2009.

The following is the shareholder’s list of Excalibur International Marine Corp as of March 31, 2009:

Excalibur International Marine Corp. Shareholders’ List
	Shareholders’ Name	# of shares	%
1	EFT Investment Co. Ltd	585,677,500	48.81%
2	Lu, TsoChun	100,000,000	8.33%
3	Chiao, Jen-Ho	82,000,000	6.83%
5	Lin, Ming-i	51,700,000	4.31%
4	Ms. Ku	50,000,000	4.17%
6	Yeuh-Chi Liu	47,660,000	3.97%
7	Steve Hsiao	46,392,500	3.87%
8	Wen Investment	40,000,000	3.33%
	Others	196,570,000	16.38%

	Total	1,200,000,000	100%

56 individuals, none exceeds 2.5% interest in Excalibur International Marine Corp.

Note 9 – OTHER LIABILITIES

Other liabilities consist of the following:

	March 31,
	2009	2008

Commission payable	$5,977,969	$12,028,644
Payroll liabilities	645,900	671,409
Warranty liability	51,683	85,608
Other	-	2,053
	$6,675,552	$12,787,714

Note 10 – STOCKHOLDERS’ EQUITY

Common stock

As of March 31, 2009 the Company has 4,975,000,000 shares of common stock authorized and 75,983,205 shares issued and outstanding at par value $0.00001 per share.

For the year ended March 31, 2009, the Company issued 14,960,791 shares of Common Stock including 14,890,040 shares issued upon the completion of a private placement of its common stock to non-resident aliens at a purchase price of $3.80 per unit, for a unit consisting of one share of common stock and one common stock redeemable purchase warrant.

Warrants

Each warrant underlying the unit offered in the private placement is immediately exercisable in whole or in part and from time to time, to purchase one share of common stock at $3.80 per share until the second anniversary date of the date of issuance.

The Company shall have the right, not the obligation to redeem the outstanding warrants, on a pro rata basis, at a purchase price of $0.00001 per warrant within thirty (30) days from the tenth (10th) consecutive trading day that the closing sales price, or the average of the closing bid and asked price in the event that the Company’s common stock trades on the OTC or any public securities market within the U.S., is at least Eleven Dollars ($11.00) per share.

As the only settlement option for the warrants is physical settlement, in which the party designated in the contract as the buyer delivers the full stated amount of cash to the seller, and the seller delivers the full stated number of shares to the buyer, the Company accounted for the warrants as permanent equity and recorded it in additional paid in capital.

Dividend

For the years ended March 31, 2009 and 2008, approximately $0 and $18.5 million dividends were paid to the stockholders of EFT BioTech before the merger.

Deposits from investors and restricted cash

In March 2008, The Company received $37,845,432 deposits related to a future private placement of its common stock to non-resident aliens at a purchase price of $3.80 per unit, for a unit consisting of one share of common stock and one common stock purchase warrant. The deposits are held in an escrow account and are refundable anytime before stock subscription agreement is executed. As of March 31, 2008 we had not executed any of the stock subscription agreement.

Note 11 - INCOME TAXES

The Company was incorporated in the United States of America (“US”) and has operations in three tax jurisdictions - the United States of America, the Hong Kong Special Administrative Region (“HK SAR”) and the BVI. The Company generated substantially all of its net income from its BVI operations for the years ended March 31, 2009 and 2008 which are not subject to any tax provision according to BVI tax law. The Company’s HK SAR subsidiaries had no taxable income in the respective periods. The deferred tax assets for the Company’s US operations and HK SAR subsidiaries were immaterial at March 31, 2009 and 2008.

The income tax expenses consist of the following:

	Years Ended March 31,
	2009	2008

Current:
Domestic	$2,400	$305,800
Foreign	-	-
Deferred	-	-
Income tax expenses	$2,400	$305,800

A reconciliation of income taxes, with the amount computed by applying the statutory federal income tax rate (37% for the years ended March 31, 2009 and 2008) to income before income taxes for the years ended March 31, 2009 and 2008, is as follows:

	Years Ended March 31,
	2009	2008

Income tax at U.S. statutory rate	$788,493	$7,807,553
State tax	2,400	800
Indefinitely invested earnings of foreign subsidiaries	(819,633)	(7,516,351)
Nondeductible expenses	31,140	13,798
	$2,400	$305,800
Effective tax rate	0%	1%

The Company’s effective tax rate decreased for the year ended March 31, 2009, compared to the same period of 2008, due to, after the re-capitalization, a higher proportion of its operating profits is subject to income tax.

Uncertain Tax Positions

As a result of the implementation of Interpretation 48 on April 1, 2007, the Company recognized no material adjustments to liabilities or stockholders’ equity. Interest associated with unrecognized tax benefits are classified as income tax and penalties are classified in selling, general and administrative expenses in the statements of operations. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

For the years ended March 31, 2009 and 2008, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

Note 12 - WARRANTY LIABILITY

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its limited warranty. Changes in warranty liability for standard warranties which are included in current liabilities on the Company’s Consolidated Balance Sheets are presented in the following tables:

	Years Ended
	March 31,
	2009	2008

Warranty liability at beginning of year	$85,608	$48,696
Costs accrued	(33,924)	36,912
Service obligations honored	-	-
Warranty liability at end of year	$51,684	$85,608
Current portion	$51,684	$85,608
Non-current portion	-	-
Warranty liability at end of year	$51,684	$85,608

Note 13 - COMMITMENT

Operating Lease

The Company leases office space in the US under an operating lease agreement.  The lease provides for monthly lease payments approximating $10,063 and expires on July 31, 2009. Future minimum lease payments under the operating leases as of March 31, 2009 approximate the following:

Year Ending March 31,
2010, four months	$40,250

The Company rents office space for its sales division in Hong Kong.  The lease provides for free lease in the first two years and a monthly lease payments approximating $50,000 USD starting the beginning of the third year and expires on March 31, 2012.  Expensing the 5-year total rent evenly over the life of the lease, the future minimum lease payments under the operating lease are as follows:

Year Ending March 31,
2010	$360,000
2011	360,000
2012	360,000

The Company rents storage space for its sales division in Hong Kong.  The lease provides for monthly lease payments approximating $1,135 USD starting on May 8, 2008 and expires on May 7, 2010.  Future minimum lease payments under the operating leases as of March 31, 2009 approximate the following:

Year Ending March 31,
2010	$13,625
2011	13,625
2012	13,625

Rent expenses for the year ended March 31, 2009 and March 31, 2008 were approximately $494,487 and $487,896, respectively.

Note 14 - RESTATEMENT

Subsequent to the issuance of the consolidated financial statements for the years ended March 31, 2008 and 2007, the Company determined that certain errors existed in the Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Changes in Stockholders’ Equity with respect to the correct par value and amount of shares issued during the respective periods.  The changes to the previously discussed consolidated financial statements had no impact on the Company’s net income.

EFT BIOTECH HOLDINGS, INC.
Consolidated Balance Sheets

	As of March 31,
	2008	2008
	restated	original
ASSETS
Current assets

Cash and cash equivalents	$15,165,620	$15,165,620
Inventories	2,619,429	2,619,429
Available for sale securities	835,965	835,965
Prepaid expenses	793,760	793,760

Total current assets	19,414,774	19,414,774

Property, plant and equipment, net	140,106	140,106
Restricted cash	37,845,432	37,845,432
Securtiy deposit	27,108	27,108

Total assets	$57,427,420	$57,427,420

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable and accrued expenses	$804,041	$804,041
Other liabilities	12,787,714	12,787,714
Unearned revenues	3,945,805	3,945,805
Deposits from investors	37,845,432	37,845,432
Income tax payable	305,000	305,000

Total current liabilities	55,687,992	55,687,992

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value, 4,975,000 authorized, 61,022,414 and 52,099,000 shares issued and outstanding at March 31, 2008 and 2007	610	6,102
Additional paid in capital	6,552	1,060
Retained earnings (deficit)	1,895,330	1,895,330

Accumulated other comprehensive loss	(163,064)	(163,064)

Total stockholders' equity	1,739,428	1,739,428

Total liabilities and stockholders' equity	$57,427,420	$57,427,420

EFT BIOTECH HOLDINGS, INC.
Consolidated Statements of Operations and Other Comprehesive Income

	Year Ended
	March 31, 2008	March 31, 2008
	restated	original
Sales revenues, net	$30,249,302	$30,249,302
Shipping charge	10,110,360	10,110,360
	40,359,662	40,359,662

Cost of goods sold	11,423,852	11,423,852
Shipping costs	4,467,140	4,467,140
	15,890,992	15,890,992

Gross profit	24,468,670	24,468,670

Selling, general and administrative expenses	3,693,369	3,693,369

Net operating income	20,775,301	20,775,301

Other income (expense)
Interest income	275,538	275,538
Foreign exchange loss	(4,248)	(4,248)
Other expense, net	54,904	54,904

Total other income	326,194	326,194

Net income before income taxes	21,101,495	21,101,495

Income taxes	305,800	305,800

Net income	$20,795,695	$20,795,695

Unrealized loss on available for sale securitities	(163,064)	(163,064)

Comprehensive income	$20,632,631	$20,632,631

Net income per common shares
Basic and diluted	$0.37	$0.34

Weighted average common shares outstanding
Basic and diluted	55,350,545	60,277,531

EFT BIOTECH HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)

									Accumulated	Accumulated
									Other	Other	Total	Total
					Additional	Additional			Comprehensive	Comprehensive	Stockholders'	Stockholders'
	Shares	Shares	Amount	Amount	Paid-in Capital	Paid-in Capital	Retained Earnings	Retained Earnings	Income (loss)	Income (loss)	Equity (Deficit)	Equity (Deficit)
	restated	original	restated	original	restated	original	restated	original	restated	original	restated	original

BALANCE, APRIL 1, 2006	52,099,000	59,821,414	$521	$5,982	$4,479	$(982)	$1,563	$1,563	$-	$-	$6,563	$6,563

Net income	-	-	-	-	-	-	10,063,293	10,063,293	-	-	10,063,293	10,063,293

Dividend paid	-	-	-	-	-	-	(10,439,044)	(10,439,044)	-	-	(10,439,044)	(10,439,044)

BALANCE, MARCH 31, 2007	52,099,000	59,821,414	521	5,982	4,479	(982)	(374,188)	(374,188)	-	-	(369,188)	(369,188)

Issuance of common stock for services	1,201,000	1,201,000	12	120	2,150	2,042	-	-	-	-	2,162	2,162

Shares effectively issued to former sharholders as part of the recapitalization	7,722,414	-	77	-	(77)	-	-	-	-	-	-	-

Net income	-	-	-	-	-	-	20,795,695	20,795,695	-	-	20,795,695	20,795,695

Dividend paid	-	-	-	-	-	-	(18,526,177)	(18,526,177)	-	-	(18,526,177)	(18,526,177)

Unrealized loss on available for sale securities	-	-	-	-	-	-	-	-	(163,064)	(163,064)	(163,064)	(163,064)

BALANCE, MARCH 31, 2008	61,022,414	61,022,414	$610	$6,102	$6,552	$1,060	$1,895,330	$1,895,330	$(163,064)	$(163,064)	$1,739,428	$1,739,428

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We dismissed Weinberg & Company, P.A. (“Weinberg”) as our independent accountants on May 4, 2008.  We had engaged Weinberg to audit our financial statements.  On May 4, 2008, we engaged Child, Van Wagoner & Bradshaw, PLLC (“CVB”) as our independent accountants to audit our financial statements for the fiscal year ended March 31, 2008 and the subsequent fiscal years ending March 31st and to review our unaudited reports for the interim periods.  The change in accountants was approved by our board of directors on May 4, 2008.  We do not have an audit committee due to the size of our board of directors

For the period of their engagement, there were no disagreements with Weinberg on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Weinberg’s satisfaction, would have caused Weinberg to make reference to the subject matter in connection with its reports; and there were no reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K. During the period of the Company’s engagement of Weinberg, Weinberg did not issue any reports on the Company’s audited financial statements.

           Prior to its engagement, neither the Company nor anyone on its behalf has consulted CVB, regarding (i) either: the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Registrant’s financial statements; as such, no written or oral advice was provided, and none was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issues; or (ii) any matter that was a subject of a disagreement or reportable event, as there were none.

We provided Weinberg with a copy of this disclosure on April 17, 2009, requesting Weinberg to furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by us, and, if not, stating the respects in which it does not agree. A copy of the letter furnished by Weinberg in response to that request is filed as Exhibit 16.1 to Amendment No. 2 to the Company’s Form 10 filed with the SEC on April 21, 2009.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Registrant’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Registrant’s management concluded, as of the end of the period covered by this report, that the Registrant’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The management of the Registrant is responsible for establishing and maintaining adequate internal control over financial reporting. The Registrant’s internal control over financial reporting is a process, under the supervision of the principal executive officer and the principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Registrant’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Registrant’s assets;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Registrant’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Registrant’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our management has concluded that our internal control over financial reporting is effective based on these criteria.

Changes in Internal Controls over Financial Reporting

During the fourth quarter ended on March 31, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION.

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is information regarding the current directors and executive officers of EFT BioTech Holdings, Inc. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the board of directors.

Name:	Age:	Title:	Director Since:
Jack Jie Qin	49	President, Chief Executive Officer and Chairman (Principal Executive Officer)	November 2007
Sharon Tang	51	Chief Financial Officer (Principal Financial and Accounting Officer)	—
George W. Curry	64	Chief Marketing Officer and Director	November 2007

Biographies

Jack Jie Qin

Mr. Qin has been serving as our President, Chief Executive Officer and Chairman of the Board of Directors since November 2007.  Since January 2004, Mr. Qin has been serving as the President of EFT BioTech, Inc.  From July 1998 to December 2002, Mr. Qin serviced as the President of eFastTeam International, Inc. located in Los Angeles, California.  From June 1992 to December 1997, he served as the President of LA Import & Export Company located in Los Angeles, California.  In May 1991, Mr. Qin earned an MBA from Emporia State University located in Kansas.  In May 1982, Mr. Qin graduated from Jiangxi Engineering Institute located in Nanchang, China with a major in Mechanic Engineering.

 Sharon Tang

Sharon Tang has been serving as our Chief Financial Officer since June 2008.  From April 2007 to June 2008, she served as the Chief Financial Officer of Advanced Battery Technologies, Inc. (NASDAQCM: ABAT) located in New York City.  From May 2006 to April 2007, Ms. Tang served as a Managing Director of First Federal Group of Companies, Inc. located in New York City. From February 2006 to May 2006, she served as a Vice President of Crucible Capital Group, Inc. located in New York City. From April 1998 to February 2006, she served as a Financial Advisor at Smith Barney, Citigroup in New York City. Ms. Tang’s professional experience also includes serving as an Associate Engineer with The Research Institute of Petroleum Exploration and Development, Ministry of Petroleum in Beijing, China from December 1983 to July 1986 and Assistant Professor at the Peking Business College in Beijing, China from January 1983 to December 1983. Ms. Tang holds a MBA  from  Baruch College in New York City (June 2005), Master of Science in Chemical Engineering from the University of Rochester in New York, NY (1988) and a Bachelor of Science in Chemistry from Peking University in Beijing, China (1982) Ms. Tang holds  Series 7 and 63 licenses from FINRA.

George W. Curry

Mr. Curry has been serving as our Chief Marketing Officer and as a Director since November 2007. From 1996 to October 2007, Mr. Curry served as a sales representative of Mayor Pharmaceutical Labs, Inc. where he marketed products directly to the public and recruited and trained additional sales people.  He also served as a motivational speaker at company training seminars throughout the U.S.   From 1992 to 1995, Mr. Curry owned Continental Limited, an import export business focused on the clothing industry. In 1968, Mr. Curry earned a Bachelor in Business Administration (BBA) from the University of North Texas with a major in Marketing.

Legal/Disciplinary History

None of our executive officers or directors has been the subject of:

1.	A conviction in a criminal proceeding or named as a defendant in a pending criminal proceeding (excluding traffic violations and other minor offenses);

2.
The entry of an order, judgment or decree, not subsequently reversed, suspended or vacated, by a court of competent jurisdiction that permanently or temporarily enjoined, barred, suspended or otherwise limited such person’s involvement in any type of business, securities, commodities, or banking activities;

3.
A finding or judgment by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission, the Commodity Futures Trading Commission, or a state securities regulator of a violation of federal or state securities or commodities law, which finding or judgment has not been reversed, suspended, or vacated; or

4.
The entry of an order by a self-regulatory organization that permanently or temporarily barred, suspended or otherwise limited such party’s involvement in any type of business or securities activities.

Family/Certain Relationships

There are no family relationships  among or between any of the Registrant’s officers and directors.

Employment Agreements

We currently do not have any employment agreements with any officer or director other than with Ms. Sharon Tang.

Ms. Sharon Tang serves as our Chief Financial Officer pursuant to an Employment Agreement, dated May 1, 2008.  The employment agreement commenced on June 1, 2008 and expires on June 1, 2013, unless terminated earlier by either party pursuant to the terms of the employment agreement.   Ms. Tang’s compensation is $120,000 per year payable in equal monthly installments with 10% annual increases for each subsequent year.  She is also entitled to common stock of the Registrant as determined by the Registrant’s board of directors.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Exchange Act requires the Registrant’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Registrant’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Registrant’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Registrant with copies of all Section 16(a) forms they file.

Jack Jie Qin, our President, CEO and Chairman; Sharon Tang, our Chief Financial Officer; and George Curry, our Chief Marketing Officer, have not filed Forms 3, 4 and 5 to date.  They intend to file them in the near future.   Our 5% stockholders have not filed a Form 3 to date.

ITEM 11.  EXECUTIVE COMPENSATION.

 Compensation Discussion and Analysis

The goal of our named executive officers’ compensation levels is the same as our goal for operating the Company – to create long-term value for our stockholders.  Toward this goal, we establish compensation levels based on our named executive officers’ relevant experience and leadership experience and skills. We also consider the named executive officers’ ability and likelihood of contributing to our Company’s growth and success.  We also take into account comparable salary ranges at similar companies in order to attract and retain our named executive officers.

We do not have a formula or benchmark or necessarily react to short-term changes in business performance when reviewing our named executive officers’ salaries.  We consider their past contributions to the Company, ability to work cohesively with our management team and our expectations regarding their future performance.  Executive officers have an active role in our determination of their compensation levels and we consider such executive officers’ opinions and expectations.

To date, we have not adopted a stock option plan or other incentive plan.  We intend to adopt a plan in the future to further align our management’s interest with our stockholders’ interest.

Other than our employment with Ms. Sharon Tang, our Chief Financial Officer, we do not have any employment agreements with our executive officers. Ms. Tang’s employment agreement does not contain a change in control or severance provisions. Our executive officers serve at the will of the Board which enables the Company to terminate their employment at their discretion.  This is consistent with the Company’s performance-based employment and compensation philosophy.

The table below summarizes the compensation we have paid our Named Executive Officers in the last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year Ended March 31,	Salary		Bonus	Stock Awards		Option Awards	Non- Equity Plan Comp	Non- Equity Incentive Comp	Non- Qualified Comp Earnings	Other Comp	Total
Jack Jie Qin (President, CEO and Chairman) (Principal Executive Officer)	2009	$300,000	(1)	$0	$1	(2)	$0	$0	$0	$0	$0	$300,001
	2008	$300,000	(1)	$0	$1	(2)	$0	$0	$0	$0	$0	$300,001

Sharon Tang (Chief Financial Officer) (Principal Financial and Accounting Officer)(3)	2009	$120,000		$0	$0		$0	$0	$0	$0	$0	$120,000
	2008	$120,000		$0	$0		$0	$0	$0	$0	$0	$120,000

Dr. Joseph B. Williams (Former Chief Administrative Officer, Secretary and Director (8)	2009	$100,000		$0	$300	(5)	$0	$0	$0	$0	$0	$100,300
	2008	$100,000		$0	$300	(5)	$0	$0	$0	$0	$0	$100,300

George Curry (Chief Marketing Officer)	2009	$0		$0	$300	()	$0	$0	$0	$0	$0	$300
	2008	$0		$0	$300	()	$0	$0	$0	$0	$0	$300

Jun Qin Liu (Former Operations Manager and Director)(6)	2009	$120,000		$0	$300	(5)	$0	$0	$0	$0	$0	$120,300
	2008	$120,000		$0	$300	(5)	$0	$0	$0	$0	$0	$120,300

Tony So (Former Treasurer) (7)(8)	2009	$100,000		$0	$300	(4)	$0	$0	$0	$0	$0	$100,000
	2008	$100,000		$0	$300	(4)	$0	$0	$0	$0	$0	$100,000

Notes:

(1)	Accrued compensation

(2)	1,000 shares at $0.0018 per share. Share price is based on estimate fair market price on the grant date.

(3)	Ms. Tang commenced serving as the Company’s Chief Financial Officer on June 1, 2008.

(4)
Dr. Williams served as our Chief Administrative Officer and Secretary from June 2008 to February 6, 2009 and as a Director from November 2007 to February 6, 2009.  Dr. Williams served as our Chief Financial Officer (Principal Financial Officer) from February 2008 to June 2008.  Before his employment with the Registrant, Mr. Williams served as a consultant for the Registrant for seven months in the fiscal year ended March 31, 2008.

(5)	300,000 shares at $0.001 per share. Share price is based on estimated fair market price on the grant date.

(6)	Ms. Liu resigned as the Registrant’s Operations Manager and a Director effective December 2, 2008.

(7)	Tony So resigned from the Registrant in September 2008.

(8)
From June 1, 2007 to December 31, 2007, we retained Dr. Williams and Mr. So as consultants  at an annual salary of $120,000 each.  As of January 1, 2008, Dr. Williams and Mr. So became officers of the Registrant at a monthly salary of $10,000 each.  Mr. So resigned in September of 2008 and Dr. Williams resigned in February of 2009.

Board Committees

In light of the current size of the Board of Directors, the Registrant’s Board of Directors has not established a standing Audit Committee, Compensation/Nominating Committee or any other committee but intends to do so in the future.  Currently, our Board serves as the Audit Committee and Compensation/Nominating Committee and none of the directors are deemed to be “independent.”   The Registrant has not appointed separately standing committees because the Registrant desires to keep overhead expenses to a minimum.

Financial Expert

Our Board of Directors has not designated any of the directors as a “financial expert” as that term is defined in Item 407 of the Sarbanes Oxley Act of 2002.  The Company intends to appoint an additional director in the near future who qualifies as a “financial expert.”

Director Compensation

Directors are reimbursed for their out-of-pocket expenses incurred in connection with attending board meetings. In the fiscal year ended March 31, 2009, the Registrant reimbursed the directors an aggregate of $0 for such expenses.

Code of Ethics

We currently have a Code of Ethics for our directors and principal executive officers.   We also have a Code of Business Conduct.

Options

To date the Registrant has not issued any options to its executive officers, directors or employees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of outstanding Common Stock as of the date of this Annual Report by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each owner of more than 5% of our Common Stock (5% owners). Except as set forth in the footnotes to this table, the business address of each director and executive officer listed is c/o EFT BioTech Holdings, Inc., 929 Radecki Ct., City of Industry, CA  91789.

Name of Beneficial Owners	Number of Shares Beneficially Owned	Percent of Shares Outstanding
	(1)	(2)
Jack Jie Qin —President, Chief Executive Officer and Chairman (Principal Executive Officer)	1,000	*
Sharon Tang —Chief Financial Officer (Principal Financial Officer)	0	—
George W. Curry —Chief Marketing Director	300,000	*
Dr. Joseph B. Williams —Former Chief Administrative Officer and Director (3)	300,000	*
Tony So —Former Treasurer (4)	300,000	*
Jun Qin Liu —Former Operations Manager and Director (5)	300,000	*
Dragon Win Management, Ltd. (6) Palm Grove Houses, P.O. Box 438 Road Town, Tortola British Virgin Islands	52,099,000	68.57%
Greenstone Holdings, Inc. (7) 48 Wall Street, 11th Floor New York, NY 10005	4,000,000	5.26%
All Current and Former Officers and Directors as a group (4 persons)	1,201,000	1.58%

* Represents less than 1%.

(1)
As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(2)	Based on 75,983,205 shares of common stock issued and outstanding as of the date of this annual report.

(3)
Dr. Williams served as our Chief Administrative Officer and Secretary from June 2008 to February 6, 2009 and as a Director from November 2007 to February 6, 2009.  Dr. Williams served as our Chief Financial Officer (Principal Financial Officer) from February 2008 to June 2008.  Before his employment with the Registrant, Mr. Williams served as a consultant for the Registrant for seven months in the fiscal year ended March 31, 2008.

(4)	Tony So resigned from the Registrant in September 2008.

(5)	Ms. Jin Qin Liu resigned from the Registrant on December 2, 2008.

(6)
 On or around November, 2007, the owner of Top Capital International Limited, EFT International Limited, and EFT (HK) Limited (collectively, the “Offshore Operating Entities”), reached an agreement in principle with the Registrant to transfer, sell and assign, with exception of certain assets, the entire business operations of these Offshore Operating Entities to EFT Limited, in exchange for shares of common stock of the Registrant following the share exchange between the Registrant and EFT BioTech, the parent of EFT Limited.

In consideration for the ownership transfer of the Offshore Operating Entities, 52,099,000 shares of common stock were issued to Dragon Win Management Limited, a British Virgin Islands company.  The board of directors of Dragon Win has voting and dispositive control of the Registrant’s common stock held by Dragon Win.  Ning-Sheng Cai and Xiao-Bao Hu are currently the two directors of Dragon Win.

(7)	Wallace Gaikus and Peter Lau have voting and dispositive control of Greenstone Holdings, Inc.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Registrant’s Code of Business Conducts states that the Registrant shall not, directly or indirectly, including through any subsidiary, make or maintain any new extension of credit or arrange for the extension of credit in the form of a personal loan to or for any director or executive officer (or equivalent thereof) of the Registrant. This prohibition includes corporate guarantees but excludes loans under the Registrant’s 401(k) plan, if any, reimbursable travel and similar expenses incurred while performing executive responsibilities, reimbursable relocation expenses, use of company vehicles for business purposes, and credit and charge cards used only in connection with business and limited ancillary personal purposes (e.g., personal items included in hotel room charges) settled within a reasonable time period (e.g., monthly).

Our Board of Directors review and vote on all proposed transactions involving a related person, including our officers and directors and any affiliates thereof or their respective family members, if any.  The interested director, if any, does not vote on any such matter(s).   In its determination, the Board deliberates whether the proposed transaction is in the best interests of the Registrant and its stockholders and whether the proposed transaction is as fair and equitable as it would be with non-related party on an “arm’s length basis.”

Loan to Excalibur Marine Exploration

As of the date hereof, a loan by the Registrant to Excalibur, a related party in the amount of $4,064,717 remains outstanding.  On October 25, 2008, EFT Investment Co., Ltd. completed the acquisition of 58,567,750 shares of common stock of Excalibur, representing approximately 49% shares of issued and outstanding shares of Excalibur, for an aggregate purchase price of USD $19,193,000. Prior to the acquisition of Excalibur, the Company did not have any relationship with Excalibur.

Note Receivable

The Board of Directors approved two non-interest bearing unsecured demand loans in the amount of U.S. $330,000 and $1,567,000 respectively on July 11 and July 25 to Yeuh-Chi Liu, a vendor and a member of the board of directors of Excalibur. The loan amount in $1,567,000 is collateralized with 3.97% ownership of Excalibur International Marine Corp.  As of the date hereof the full principal amount remains outstanding.

Director Independence

None of our directors are deemed to be independent.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

For Fiscal Year Ended March 31,	Amount	Auditor

2009	$0	Weinberg & Company, P.A.

2009	$84,500	Child, Van Wagoner & Bradshaw, PLLC

2008	$135,000	Child, Van Wagoner & Bradshaw, PLLC

 (2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

For Fiscal Year Ended March 31,	Amount	Auditor

2009	$0	Weinberg & Company, P.A.

2009	$25,500	Child, Van Wagoner & Bradshaw, PLLC

2008	$23,500	Child, Van Wagoner & Bradshaw, PLLC

 (3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

For Fiscal Year Ended March 31,	Amount	Auditor

2009	$0	Weinberg & Company, P.A.

2009	$0	Child, Van Wagoner & Bradshaw, PLLC

2008	$0	Child, Van Wagoner & Bradshaw, PLLC

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

For Fiscal Year Ended March 31,	Amount	Auditor

2009	$0	Weinberg & Company, P.A.

2009	$0	Child, Van Wagoner & Bradshaw, PLLC

2008	$18,953	Child, Van Wagoner & Bradshaw, PLLC

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.:	Description:

3.1(1)	Articles of Incorporation of GRG, Inc. (now EFT BioTech Holdings, Inc.).
3.1.1(1)	Articles of Merger filed December 28, 2004 between HumWare Media Corporation, World Wide Golf Web, Inc. and GRG, Inc.
3.1.2(1)	Certificate of Amendment, effective November 7, 2007, to the Articles of Incorporation of HumWare Media Corporation
3.2(3)	By-laws
4.1(1)	Form of Common Stock Certificate
4.2(1)	Form of Warrant to purchase one share of Common Stock for a purchase price of $3.80 per share until the second anniversary date of the date of issuance
10.1(3)
Share Exchange Agreement, dated as of the 1st day of November, 2007, by and among EFT BioTech Holdings, Inc. (formerly HumWare Media Corporation), a Nevada corporation; certain EFT Shareholders and EFT BioTech Corporation, a Nevada corporation

10.2(2)	Subscription Agreement for Units in connection with the Registrant’s Regulation S Private Placement
10.3(3)	Employment Agreement, dated May 10, 2008, between EFT BioTech Holdings, Inc. and Sharon Tang
10.4
$5,000,000 Loan Agreement (the “Agreement”), dated October 25, 2008, between the EFT Biotech Holdings, Inc. (as the Lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the Borrower).

10.5	First Extension of $5,000,000 Loan, dated November 25, 2008
10.6	Second Extension of $500,000 Loan, dated May 25, 2009
10.7
$2,000,000 Loan Agreement (the “Agreement”) and promissory note , dated October 25, 2008,  between the EFT Biotech Holdings, Inc. (as the Lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the Borrower).

10.8	First Extension of $2,000,000 Loan, dated November 25, 2008
10.9	Second Extension of $2,000,000 Loan, dated May 25, 2009
14.1(3)	Code of Ethics
14.2(3)	Code of Business Conduct
16.1(4)	Letter of Weinberg & Company P.A., dated April 21, 2009
31.1	Certification by Jack Jie Qin, Principal Executive Officer of EFT BioTech Holdings, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification by Sharon Tang, Principal Financial and Accounting Officer of EFT BioTech Holdings, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification by Jack Jie Qin, Principal Executive Officer of EFT BioTech Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2
Certification by Sharon Tang, Principal Financial and Accounting Officer of EFT BioTech Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Notes:

(1)	Filed as an exhibit to Form 10 (File No.: 001-34222) filed with the SEC on December 10, 2008 and incorporated by reference herein.
(2)	Filed as an exhibit to Form 10-Q for the quarter ended December 31, 2008 (File No.: 001-34222) filed with the SEC on February 13, 2009 and incorporated by reference herein.
(3)	Filed as an Exhibit to Amendment No. 1 to Form 10 (File No.: 001-34222) filed with the SEC on April 13, 2009 and incorporated by reference herein.
(4)	Filed as an Exhibit to Amendment No. 2 to Form 10 (File No.: 001-34222) filed with the SEC on April 21, 2009 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 17, 2009		EFT BIOTECH HOLDINGS, INC.

	By:	/s/ Jack Jie Qin
Name: Jack Jie Qin Title: President, Chief Executive Officer and Chairman (Principal Executive Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Jack Jie Qin		July 17, 2009
Jack Jie Qin	President, Chief Executive Officer and Chairman (Principal Executive Officer)

/s/ Sharon Tang	Chief Financial Officer (Principal Financial and Accounting Officer)	July 17, 2009
Sharon Tang

/s/ George W. Curry	Chief Marketing Officer and Director	July 17, 2009
George W. Curry