Form 10-Q
period 2009-06-30
EFT BIOTECH HOLDINGS INC
filed 2009-08-14
CIK 1450973

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
☐ Yes      ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
☐ Yes      ☒ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:  As of August 14, 2009, there were 75,983,205 shares of common stock, par value $0.00001 per share, of the Registrant issued and outstanding.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	3-20
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4T.	Controls and Procedures	28

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Submission of Matters to a Vote of Security Holders	30
Item 5.	Other Information	30
Item 6.	Exhibits	30
Item 7.	Subsequent Events	31

SIGNATURES		32

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

Consolidated Financial Statements

Consolidated Balance Sheets – unaudited	4

Consolidated Statements of Operations and Other Comprehensive Income(loss) - unaudited	5

Consolidated Statements of Cash Flows - unaudited	6

Notes to Unaudited Consolidated Financial Statements	7

EFT BIOTECH HOLDINGS, INC.

Consolidated Balance Sheets

	June 30, 2009	March 31, 2009
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$40,175,985	$38,181,837
Inventories	3,657,057	3,908,629
Available for sale securities	618,894	508,746
Prepaid expenses	927,515	2,551,298
Short-term note receivables – related party	4,664,717	4,064,717

Total current assets	50,044,168	49,215,227

Property and equipment, net	387,044	360,156
Other receivables	33,504	33,504
Investments	15,051,611	17,129,314
Loan to related party	1,897,000	1,897,000
Security deposit	144,127	31,121

Total assets	$67,557,454	$68,666,322

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$1,524,374	$3,610,195
Other liabilities	7,747,921	6,675,552
Unearned revenues	2,193,575	1,991,215
Deposits from investors	-	-
Income tax payable	-	-

Total current liabilities	11,465,870	12,276,962

Stockholders' equity
Preferred stock, $.001 par value, 25,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.00001 par value, 4,975,000,000 authorized,
75,983,205 and 75,983,205 shares issued and outstanding
at June 30, 2009 and March 31, 2009	760	760
Additional paid in capital	52,854,891	52,854,891
Retained earnings	3,616,068	4,023,992
Accumulated other comprehensive loss	(380,135)	(490,283)

Total stockholders' equity	56,091,584	56,389,360

Total liabilities and stockholders' equity	$67,557,454	$68,666,322

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EFT BIOTECH HOLDINGS, INC.
Consolidated Statements of Operations and Other Comprehensive Income

	Three Months Ended
	June 30, 2009	June 30, 2008
	(unaudited)	(unaudited)

Sales revenues, net	$3,989,316	$4,751,518
Shipping charge	1,054,080	1,499,870
	5,043,396	6,251,388

Cost of goods sold	960,448	1,632,841
Shipping cost	301,900	736,904
	1,262,348	2,369,745

Gross profit	3,781,048	3,881,643

Selling, general and administrative expenses	2,306,319	1,246,573

Net operating income	1,474,729	2,635,070

Other income (expense)
Interest income	164,932	416,376
Investment loss	(2,077,703)	-
Foreign exchange gain(loss)	886	(499)
Other income, net	29,232	3,634

Total other income(expense)	(1,882,653)	419,511

Net income(loss) before income taxes	(407,924)	3,054,581

Income taxes	-	90,000

Net income(loss)	$(407,924)	$2,964,581

Unrealized gain(loss) on available for sale securities	110,148	(109,486)

Comprehensive income(loss)	$(297,776)	$2,855,095

Net income(loss) per common share
Basic and diluted	$(0.01)	$0.05

Weighted average common shares outstanding
Basic and diluted	75,983,205	61,083,953

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EFT BIOTECH HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Three Months Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net income(loss)	$(407,924)	$2,964,581
Adjustments to reconcile net income(loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	12,589	11,795
Loss on investment-equity method	2,077,703	-
Warranty liability	(4,275)	(32, 445)
Changes in operating assets and liabilities:
Inventories	251,572	(2,964,173)
Prepaid expenses and other current assets	1,510,777	203,580
Accounts payable and accrued liabilities	(2,085,821)	(227,069)
Other liabilities	1,076,644	(9,394,170)
Unearned revenues	202,360	(1,056,435)
Income tax payable	-	90,000

Net cash provided by operating activities	2,633,626	(10,404,336)

Cash flows from investing activities:
Additions to fixed assets	(39,477)	(49,101)
Note receivables – related party	(600,000)	-

Net cash (used in) investing activities	(639,477)	(49,101)

Cash flows from financing activities:
Restricted cash	-	(17,233,298)
Proceeds from investor deposits	-	17,233,298

Net cash provided by (used in) financing activities	-	-

Net increase (decrease) in cash	1,994,148	(10,453,437)

Cash, beginning of period	38,181,837	15,165,620

Cash, end of period	$40,175,985	$4,712,183

Supplemental disclosures of cash flow information:
Income taxes paid in cash	$-	$800

Non-cash investing and financing activities:
Unrealized (gain)loss on available for sale securities	$(110,148)	$109,486

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

On October 20, 2008, EFT Investment Co., Ltd., a Taiwan company, was formed as a wholly-owned subsidiary of EFT Biotech Holding, Inc.

The Company, through its subsidiaries, is engaged in the E-Business designed around the concept of business-to-customer using the World Wide Web as its “storefront” and business platform to market, sell and distribute 49 American brand products consisting of 26 nutritional products, 20 personal care products, 1 automotive fuel additive, 1 home product and a portable drinking container.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company maintains its accounts in banks, several of which exceed the federally insured limit. In aggregate, approximately $36.9 million were above the federally insured limit. Management believes the Company is not exposed to any significant credit risk on those accounts.

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

For the three months ended June 30, 2009 and 2008, depreciation expenses were $12,589 and $11,795, respectively.

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2009 there were no significant impairments of its long-lived assets.

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
.
The amount of compensation was included as a period compensation expense.  For the three months ended June 30, 2009 and 2008, the stock-based compensation for shares awarded to employees was $0 and $0, respectively.

During the years 2009 and 2008, the Company has not issued any stock options or warrants to employees, therefore pro forma disclosures are not required.

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
 For the three months ended June 30, 2009 and 2008, the stock-based compensation for shares issued to non-employees was $0 and $0, respectively.

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

2. Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. For the three months ended June 30, 2009 and 2008, advertising expenses were $15,146 and $36,139, respectively.

Consultant Fee

On January 1, 2009, EFT International Ltd., a wholly-owned subsidiary of EFT BioTech Holdings, Inc., entered into a contract with ZR Public Relation Consultant Ltd. (the Consultant), which provides public relation consulting services in Asia.  In consideration of the services rendered by the Consultant, EFT International Ltd. agrees to pay 5% of total commission payout for each fiscal year.  For the three months ended June 30, 2009, consultant expense for EFT International Ltd was $354,747.

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

Net Earnings (Loss) Per Share

Basic net earnings (loss) per common share of stock is calculated by dividing net income (loss) available to common stockholders by the weighted-average of common shares outstanding during each period.

Diluted net income  (loss) per common share is calculated by dividing adjusted net income (loss) by the weighted-average of common shares outstanding, including the effect of other dilutive securities. The Company’s potentially dilutive securities consist of in-the-money outstanding warrants to purchase the Company’s common stock. Diluted net (loss) per common share does not give effect to dilutive securities as their effect would be anti-dilutive.

The treasury stock method is used to measure the dilutive impact of stock options and warrants. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  For the three months ended June 30, 2009 and 2008, stock warrants of 14,890,000 and zero shares have no effect on the diluted calculation because they are not in-the-money

	For the Three Months Ended June 30,
	2009	2008

Net Income(loss)	$(407,924)	$2,964,581

Denominator:
Weighted-average shares used for basic net income per share	75,983,205	61,083,953
Effect of common stock equivalents	-	-
Weighted-average shares used for diluted net (loss) per share	75,983,205	61,083,953

Basic and diluted net income(loss) per share	$(0.01)	$0.05

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions, but several of its bank accounts exceed the federally insured limit. The Company’s accounts receivable is constantly at a marginal to zero dollar ($0) level and its revenues are derived from orders placed by consumers located anywhere in the world over the Company’s designated internet portal. The Company maintains a zero dollar ($0) allowance for doubtful accounts and authorizes credits based upon its historical “sound and quality” after sales customer services provided to affiliates and customers. Historically, such customer services have been maintained in accordance with the management expectations. The Company routinely assesses the credits authorized to its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Segment Reporting

Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosure about Segments of an Enterprise and Related Information” requires use of the management approach model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Since management does not disaggregate Company data, the Company has determined that only one segment exists. Accordingly, no segment reporting is provided. The Company’s maintains 5 product categories; nutritional products, personal care products, automotive fuel additives, home products and portable drinking containers.  The Company’s current “in-house” information systems do not have the ability to compile revenues from external customers for each product category.

Recent accounting pronouncements

The FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, on June 29, 2009  and, in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP. SFAS No. 168  will be effective for financial statements issued for reporting periods that end after September 15, 2009.  Once it's effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification. The Company will evaluate the impact of SFAS No. 168 upon its effectiveness.

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

The standards will be effective at the start of the first fiscal year beginning after November 15, 2009, which will mean January 2010 for companies that are on calendar years. The guidance will have to be applied for first-quarter filings. The Company will comply with the disclosure requirements of this statement when and if it acquires a variable interest entity, upon its effectiveness.

 FAS No. 166 revises SFAS No. 140,  Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, the FASB said. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.   The Company does not believe implementation of FAS No. 166 will have a material impact on its financial statements.

On May 28, 2009 the FASB announced  the issuance of SFAS 165, Subsequent Events. SFAS 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.  The Company believes that SFAS No. 165 will have an effect on its financial statements and will comply upon effectiveness.

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

	June 30, 2009			June 30, 2008
	Fair Value	Cost	Unrealized (Loss)	Fair Value	Cost	Unrealized (Loss)

Available for sale securities	$618,894	$999,029	$(380,135)	$726,479	$999,029	$(272,550)
Total	$618,894	$999,029	$(380,135)	$726,479	$999,029	$(272,550)

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

Assets and liabilities measured at fair value are summarized below.

June 30, 2009
Level 1
	Quoted Prices	Level 2
	in Active	Significant	Level 3
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total

Available for sale securities	$618,894	$-	$-	$618,894
Total assets measured at fair value	$618,894	$-	$-	$618,894

Note 5 - NOTE RECEIVABLES, RELATED PARTY

Short-Term

On June 30, 2008, the Company signed a loan agreement denominated in U.S. dollars with Excalibur International Marine Corporation (“Excalibur”) to lend $19,193,000 at no interest with a term of five months.  On November 14, 2008, the Company has received $17,628,283 from Excalibur. At the end of the five month term, the term of the loan was extended for another nine months. This loan still has an outstanding balance of $1,564,717 at June 30, 2009.

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

On May 13, 2009, the Company signed another loan agreement denominated in U.S. dollars with Excalibur to lend $600,000 at interest rate of 12.5% per annum with a term of six months.

Long-Term

The Board of Directors approved two non-interest bearing unsecured demand loans in the amount of U.S. $330,000 and $1,567,000 respectively on July 11 and July 25 to Yeuh-Chi Liu, a vendor and a member of the board of directors of Excalibur. The loan amount of $1,567,000 is collateralized with 3.97% ownership of Excalibur International Marine Corp.  As of the date hereof the full principal amount remains outstanding.

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

Note 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2009	March 31, 2009

Automobile	$154,724	$154,724
Furniture and fixture	12,278	12,278
Computer equipment	49,892	26,373
Machinery and equipment	22,364	6,405
Leasehold improvement	262,679	262,679

	501,937	462,459
Less: Accumulated depreciation	(114,893)	(102,303)
	$387,044	$360,156

Note 8 – INVESTMENT

On October 25, 2008, the Company through its wholly-owned subsidiary, EFT Investment Co. Ltd, a Taiwan company formed on October 20 2008, completed the acquisition of 48.81% of equity interest of Excalibur for approximately $19,193,000.  The equity method has been used for this investment.  The Company’s investment in Excalibur was $15,051,611 due to Excalibur has $2,127,428 net loss for the three months and write off for the premium the Company paid when it purchased the investment.

Investment consists of:

	June 30,	March 31,
	2009	2009
48.81% equity interest (a)	$15,051,611	$17,129,314
	$15,051,611	$17,129,314

 (a) On October 20, 2008, EFT Investment Co., Ltd. was formed as a wholly-owned subsidiary of EFT BioTech Holdings, Inc.  EFT Investment Co., Ltd was formed in Taiwan. On October 25, 2008, EFT Investment Co., Ltd. completed the acquisition of 585,677,500 shares of common stock of Excalibur; representing approximately 49% shares of issued and outstanding shares of Excalibur, for an aggregate purchase price of USD $19,193,000. Prior to the acquisition of Excalibur, Excalibur was not a related person under Item 404 of regulation S-K. The equity method has been used for this investment for the three months ended June 30, 2009.

The following table shows the summary of income statement for Excalibur International Corp. for the three months ended March 31, 2009:

Excalibur International Marine Corp
	Three Months Ended June 30,
	2009	2008
Exchange rate	33	-
Revenue	$3,404	$-
Gross profit	$(2,130,832)	$-
Income from continuing operations	$(2,127,428)	$-
Net income	$(2,127,428)	$-
EFT 48.81% investment loss	$(1,038,398)	$-

The following table provides the summary of balance sheet information for Excalibur International Marine Corp. as of June 30, 2009 and March 31, 2009:

Excalibur International Marine Corp
	June 30, 2009		March 31, 2009
	NT$	USD	NT$	USD
Total assets	1,276,028.936	38,667,544	1,289,432,107	39,073,700
Total liabilities	261,219,920	7,915,755	204,417,971	6,194,484
Net assets	1,014,809,016	30,751,789	1,085,014,136	32,879,216
EFT 48.81% ownership	495,328,281	15,009,948	529,595,400	16,048,345
Ending balance of investment account		15,051,611		17,129,314
Difference/Premium		41,663		(1,080,969)

The difference of $41,663 was mainly due to the exchange rate fluctuations between the periods.

The premium of $1,080,969 was mainly the excess we paid to purchase of the 48.81% of ownership in Excalibur as of March 31, 2009. During the first quarter ended June 30, 2009 and with continued loss and general worsen market condition, management has determined to write-off the premium paid and recorded as part of the investment loss during the three month ended June 30, 2009.

The following is the shareholder’s list of Excalibur International Marine Corp as of June 30, 2009:

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

56 individuals, none exceeds 2.5% interest in Excalibur International Marine Corp.

Note 9 – OTHER LIABILITIES

Other liabilities consist of the following:

	Three Months Ended June 30,
	2009	2008

Commission payable	$6,834,451	$5,977,969
Payroll liabilities	866,061	645,900
Warranty liability	47,409	51,683
Other	-	-
	$7,747,921	$6,675,552

Note 10 – STOCKHOLDERS’ EQUITY

Common stock

As of June 30, 2009 the Company has 4,975,000,000 shares of common stock authorized and 75,983,205 shares issued and outstanding at par value $0.00001 per share.

The Company did not issue any shares of Common Stock for the three months ended June 30, 2009.

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

Note 11 - INCOME TAXES

The Company was incorporated in the United States of America (“US”) and has operations in three tax jurisdictions - the United States of America, the Hong Kong Special Administrative Region (“HK SAR”) and the BVI. The Company generated substantially all of its net income from its BVI operations for the three months ended June 30, 2009 and 2008 which are not subject to any tax provision according to BVI tax law. The Company’s HK SAR subsidiaries had no taxable income in the respective periods. The deferred tax assets for the Company’s US operations and HK SAR subsidiaries were immaterial at June 30, 2009 and 2008.

The income tax expenses consist of the following:
	Three Months Ended June 30,
	2009	2008

Current:
Domestic	$-	$90,000
Foreign	-	-
Deferred	-	-
Income tax expenses	$-	$90,000

A reconciliation of income taxes, with the amount computed by applying the statutory federal income tax rate (37% for the three months ended June 30, 2009 and 2008) to income before income taxes for the three months ended June 30, 2009 and 2008, is as follows:

	Three Months Ended June 30,
	2009	2008

Income tax at U.S. statutory rate	$-	$1,135,498
State tax	-	-
Indefinitely invested earnings of foreign subsidiaries	(3,886)	(1,140,801)
Nondeductible expenses	3,886	5,503
	$0	$0
Effective tax rate	0%	0%

The Company’s effective tax rate has no change for the three months ended June 30, 2009, compared to the same period of 2008, due to, after the re-capitalization, a higher proportion of its operating profits is subject to income tax.

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

For the three months ended June 30, 2009 and 2008, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

Note 12 - WARRANTY LIABILITY

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its limited warranty. Changes in warranty liability for standard warranties which are included in current liabilities on the Company’s Consolidated Balance Sheets are presented in the following tables:

	Three Months Ended
	June 30,
	2009	2008

Warranty liability at March 31	$51,684	$85,608
Costs accrued	(4,275)	(32,445)
Service obligations honored	-	-
Warranty liability at June 30	$47,409	$53,163
Current portion	$47,409	$53,163
Non-current portion	-	-
Warranty liability at end of period	$47,409	$53,163

Note 13 - COMMITMENT

Operating Lease

The Company leases office space in the US under an operating lease agreement.  The lease provides for monthly lease payments approximating $10,063 and expires on July 31, 2009. Future minimum lease payments under the operating leases as of June 30, 2009 approximate the following:

Month Ending June 30,
2010, one months	$10,063

The Company rents office space for its sales division in Hong Kong.  The lease provides for free lease in the first two years and a monthly lease payments approximating $50,000 USD starting the beginning of the third year and expires on June 30, 2012.  Expensing the 5-year total rent evenly over the life of the lease, the future minimum lease payments under the operating lease are as follows:

Month Ending June 30,
2010	$270,000
2011	360,000
2012	360,000
Total	$990,000

The Company rents storage space for its sales division in Hong Kong.  The lease provides for monthly lease payments approximating $1,135 USD starting on May 8, 2008 and expiring on May 7, 2010.  Future minimum lease payments under the operating leases as of June 30, 2009 approximate the following:

Month Ending June 30,
2010	$10,215
2011	1,135
Total	$11,350

Rent expenses for the three months ended June 30, 2009 and June 30, 2008 were approximately $183,914 and $120,535, respectively.

14. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through August 14, 2009 with the date being the date that the financial statements are issued or are available to be issued.

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

The Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Assets.  At June 30, 2009, we had $67,557,453 in total assets, compared to $68,666,322 at March 31 2009.  This was primarily due to the investment loss of $2,077,703 from Excalibur International Corporation at June 30, 2009.  Our inventories also decreased to $3,657,057 at June 30, 2009 from $3,908,629 at March 31, 2009 due to sales decreases during the quarter ended June 30, 2009.

Liabilities.  At June 30, 2009, our Total Liabilities consisted of $11,465,870 compared to $12,276,962 at March 31, 2009.  Liabilities consist of Accounts Payable; Other Liabilities; Unearned Revenue; Deposits from Investors; and Income Tax Payable.  Accounts payable decreased to $1,524,374 at June 30, 2009 from $3,610,195 at March 31, 2009 primarily due to due to payment of trademark royalty expenses for last fiscal year. Other liabilities consist of commissions (Affiliate rewards) payable, payroll liabilities and other liabilities, and increased to $7,747,921 at June 30, 2009 from $6,675,552 at March 31, 2009 because of increased commissions payable and payroll payable. Unearned revenue consists of customer deposits for unshipped products, and increased to $2,193,575 at June 30, 2009 from $1,991,215 at March 31, 2009 due to increased deliveries in-transit.

Stockholders’ Equity (Deficit). Our Stockholders’ Equity (Deficit) decreased to $56,091,583 at June 30, 2009 from $56,389,360 at March 31, 2009. This decrease was primarily due to a decrease in Retained Earnings to $3,616,067 at June 30, 2009 from $4,023,992 at March 31, 2009.

RESULTS OF OPERATIONS
Revenues.   Our Revenues decreased to $3,989,316 for the three months ended June 30, 2009 from $4,751,518 for the three months ended June 30, 2008 because of decreased sales.  The decrease in revenue from 2008 to 2009 was due to slow recovering from the world recession and natural disasters in China during 2008.

Costs of Goods Sold.  Costs of Goods Sold decreased to $960,448 for the three months ended June 30, 2009 from $1,632,841 for the three months ended June 30, 2008.  Costs of Goods Sold consist of merchandise purchases from vendors and decreased because of decreased sales.

Shipping Charges.  Shipping Charges decreased to $1,054,080 for the three months ended June 30, 2009 from $1,499,870 for the three months ended June 30, 2008 due to decreased sales.

Shipping Costs.  Shipping Costs decreased to $301,900 for the three months ended June 30, 2009 from $736,904 for the three months ended June 30, 2008.  Shipping Costs consist of freight charges to our Hong Kong facility and decreased because of decreased sales.

Gross Profits. Gross Profits decreased to $3,781,048 for the three months ended June 30, 2009 from $3,881,643 for the three months ended June 30, 2008.  Our gross profit margin for the three months ended June 30, 2009 was 75% compared to 66% for the three months ended June 30, 2008.  Gross Profits decreased due to sales volume decreasing by 10% and gross profit margins increasing due to the Company raising its unit sales prices in July 2008.

Selling, General and Administrative Expenses.  Selling, General and Administrative Expenses increased to $2,306,319 for the three months ended June 30, 2009 from $1,246,573 for the three months ended June 30, 2008. Selling, General and Administrative Expenses consist of advertising of $15,141 and corporate administrative expenses of $1,336,431, and increasing consultant fees to ZR Public Relation Company, Ltd. of $354,747 and royalty fees accrued for trademark of $600,000 at June 30, 2009.

Interest Income.  Interest Income decreased to $164,932 for the three months ended June 30, 2009 from $416,376 for the three months ended June 30, 2008.  Interest Income decreased due to cash increasing $1,994,148 and interest rate declining at June 30, 2009.

Foreign Exchange Loss.  Foreign Exchange Gain increased to $886 for the three months ended June 30, 2009 from $(499) for the three months ended June 30, 2008.  Foreign Exchange Gain increased because of fluctuation on foreign exchange rates.

Other Income (Net).  Other Income (Net) increased to $29,232 for the three months ended June 30, 2009 from $3,634 for the three months ended June 30, 2008. Other Income (Net) consists of fees received for educational training classes and increased due to additional classes held.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the accompanying consolidated financial statements, at June 30, 2009, the Company had $40,175,985 cash on hand and a stockholders’ equity of  $56,091,584. To date, we have funded our operations primarily from sales to our Affiliates and through private equity financings. While we believe in the viability of our strategy to improve sales volume and in our ability to raise additional funds, there can be no assurances to that effect.

At June 30, 2009, we had $67,557,454 in total assets, compared to $68,666,322 at March 31, 2009.  This was primarily due to investment loss from Excalibur International Corporation. Our inventories also decreased to $3,657,057 at June 30, 2009 from $3,908,629 at March 31, 2009 due to sales decrease.  Our decrease in investments was due to an equity investment in Excalibur to $15,051,611 at June 30, 2009 from $17,129,314 at March 31, 2009, and related party Notes Receivable of $6,561,717 at June 30, 2009 compared to $5,961,717 at March 31, 2009 was due to loans made to Excalibur and Yeuh-Chi Liu.  At June 30, 2009, we had $618,894 in invested mutual funds and our prepaid expenses were $927,515.

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

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations		-	-	-	-
Capital Lease Obligations		-	-	-	-
Operating Lease Obligations (1)		$290,278	$721,135	-	-
Purchase Obligations		-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP		-	-	-	-
Total		$290,278	$721,135	-	-

(1)	Operating Lease

The Company leases office space in the US under an operating lease agreement.  The lease provides for monthly lease payments approximating $10,063 and expires on July 31, 2009. Future minimum lease payments under the operating leases as of March 31, 2009 approximate the following:

Month Ended June 30,
2010, one month	$10,063

The Company rents office space for its sales division in Hong Kong.  The lease provides for free lease in the first two years and a monthly lease payments approximating $50,000 USD starting the beginning of the third year and expiring on March 31, 2012. Expensing the 5-year total rent evenly over the life of the lease, the future minimum lease payments under the operating lease are as follows:

Month Ending June 30,
2010	$270,000
2011	360,000
2012	360,000
Total:	$990,000

The Company rents storage space for its sales division in Hong Kong.  The lease provides for monthly lease payments approximating $1,135 USD starting on May 8, 2008 and expiring on May 7, 2010.  Future minimum lease payments under the operating leases as of March 31, 2009 approximate the following:

Month Ending June 30,
2010	$10,215
2011	1,135
Total:	$11,350

Rent expenses for the quarter ended June 30, 2009 and June 30, 2008 were approximately $183,914 and $120,535, respectively.

Excalibur International Marine Corporation

Due to the recent changes in policy between Mainland China and Taiwan, an opportunity was recognized to take advantage of direct sailings for cargo and passengers through the Taiwan Strait.  EFT identified Excalibur International Marina Corporation (“Excalibur”), a shipping company located in Taiwan, as a viable entity to participate with in this business opportunity.  In order to expedite the purchase of a new vessel, EFT’s Board of Directors approved a non-interest bearing, unsecured loan to facilitate this purchase. On July 28, 2008, the Registrant loaned $19,193,000 to Excalibur.  This loan was still outstanding with balance of $1,564,717 as of  June 30, 2009. At the time of the transaction, Excalibur was not a related party nor did any of the Company or any of its officers or directors have any relationship with Excalibur or any of its officers and directors.

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

On October 20, 2008, EFT Investment Co., Ltd. was formed as a wholly-owned subsidiary of EFT BioTech Holdings, Inc.  EFT Investment Co., Ltd was formed in Taiwan. On October 25, 2008, EFT Investment Co., Ltd. completed the acquisition of 585,677,500 shares of common stock of Excalibur; representing approximately 49% shares of issued and outstanding shares of Excalibur, for an aggregate purchase price of USD $19,193,000. Prior to the acquisition of Excalibur, Excalibur was not a related person under Item 404 of Regulation S-K.

On November 25, 2008, the Registrant signed an additional loan agreement with Excalibur, a then related party, pursuant to which the Registrant loaned Excalibur $500,000 at the interest rate of 3.75% per month with a term of 30 days with an extension of six months.  On December 25, 2008, the Company extended the loan to May 25, 2009.  On May 25, 2009, the Company extended this loan for another six months and decreased the interest rate to 12.5% per annum.

On May 13, 2009, the Company signed another loan agreement denominated in U.S. dollars with Excalibur to lend $600,000 at interest rate of 12.5% per annum with a term of six months.

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

Quantitative and Qualitative Disclosures about Market Risk

For our fiscal year ended March 31, 2009, 100% of our total sales consisted of sales outside of the United States, with 0% of total sales denominated in currencies other than the United States dollar. In addition, from time to time we execute intercompany loans with our foreign subsidiaries that are denominated in foreign currencies.

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

Notes Receivables from Related Parties

Notes receivable consists of receivables from the Registrant’s loans to Excalibur, Taiwan, and Yeuh-Chi Liu, each a related party. As of June 30, 2009, outstanding loans to Excalibur totaled $ 4.06 million and to Yeuh-Chi Liu $1.89 million. The Registrant periodically reviews notes receivables for reliability and collectability, and recent account activities. If the Registrant’s estimates regarding collectability are inaccurate or an unforeseen matter is to occur, the Registrant may be exposed to a write-offs or bad debts. As of June 30, 2009, the Registrant does not have an allowance for bad debts.

Investment

The Registrant accounts for equity investments in entities in which it exercises significant influence but does not own a majority equity interest in or have control using the equity method. The Registrant evaluates its equity investments for impairment whenever events and changes in business circumstances indicate the carrying amount of the equity investment may not be fully recoverable. On October 25, 2008, the Registrant, through its wholly-owned subsidiary, EFT Investment Co. Ltd., invested $19,193,000 in Excalibur International Marine Corporation for 48.81% of its ownership.  The Registrant recorded this investment using the equity method because of its significant influence over the entity.

Unearned Revenues

Unearned Revenues consist of cash amounts received in advance for goods and services to be delivered at a future date. The Registrant records the cash from customers as a liability until the products are delivered.

Revenue

The Registrant receives payment by cash only for orders from customers or Affiliates. Cash consideration given by the Registrant to its sales Affiliates is considered to be a reduction of the selling prices of the Company’s products, thus, is recorded as a reduction of revenue. Sales revenues are recorded when the merchandise delivery is completed.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, on June 29, 2009  and, in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP. SFAS No. 168  will be effective for financial statements issued for reporting periods that end after September 15, 2009.  Once it's effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification. The Company will evaluate the impact of SFAS No. 168 upon its effectiveness.

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

The standards will be effective at the start of the first fiscal year beginning after November 15, 2009, which will mean January 2010 for companies that are on calendar years. The guidance will have to be applied for first-quarter filings. The Company will comply with the disclosure requirements of this statement when and if it acquires a variable interest entity, upon its effectiveness.

 FAS No. 166 revises SFAS No. 140,  Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, the FASB said. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.   The Company does not believe implementation of FAS No. 166 will have a material impact on its financial statements.

On May 28, 2009 the FASB announced  the issuance of SFAS 165, Subsequent Events. SFAS 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.  The Company believes that SFAS No. 165 will have an effect on its financial statements and will comply upon effectiveness.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

For the quarter and three month period ended June 30, 2009, 100% of our total sales consisted of sales outside of the United States, with 0% of total sales denominated in currencies other than the United States dollar. In addition, from time to time we execute intercompany loans with our foreign subsidiaries that are denominated in foreign currencies.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2009, there were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to nor are we threatened with or have any knowledge of any claims or legal actions that would have a material adverse impact on our financial position, operations or potential performance.

Item 1A. Risk Factors.

There have not been any material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 filed with the SEC on July 17, 2009.

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

(1)
The board of directors of Dragon Win Management Limited has voting and dispositive control over the Company. Nin-Sheng Cai and Xiao-Bao Hu are currently the two directors of Dragon Win Management Limited, and thereby control 68.57% of our issued and outstanding common stock.

(2)	Chief Marketing Officer of the Company.
(3)	Former Operations Manager of the Company.
(4)	President, Chief Executive Officer and Chairman of the Company.
(5)	Former Treasurer of the Company.
(6)	Former Chief Financial Officer, Chief Administrative Officer, Secretary and Director of the Company.

Regulation S Private Offering

In March 2008, we commenced a private placement of Units exclusively to non-U.S. residents at a purchase price of $3.80 per Unit under the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Regulation S thereunder due to the fact that offers and sales were only made to non-U.S. residents. The offering was conducted on a best-efforts basis and the placement agent was Buckman, Buckman & Reid, Inc., a registered broker/dealer (“Buckman”). The original offering was up to 10,000,000 but was increased by Buckman due to the terms of the Private Placement Memorandum.

Each Unit consisted of one share of Common Stock and one Redeemable Common Stock Purchase Warrant (the “Warrant”).  Each Warrant is exercisable to purchase one share of Common Stock at $3.80 per share until the second anniversary date of the date of issuance. The Warrants are redeemable, on a pro rata basis, by the Company at a purchase price of $0.00001 per share within 30 days from the tenth (10th) consecutive trading day that the closing sales price, or the average of the closing bid and asked price in the event that the Company’s Common Stock trades on the OTCBB or any public securities market within the U.S., is at least $11.

The private placement terminated on October 25, 2008 and the Company sold an aggregate of 14,890,040 Units for net proceeds of $56,582,152 consisting of a total of 14,890,040 shares of Common Stock and 14,890,040 Warrants. As of the date hereof, none of the warrant have been exercised and none of the warrants have been redeemed.
The table below sets forth management’s used and currently planned allocation of the net proceeds of the offering.

Proceeds from Sale of Units
Category:	Amount (USD$):	Percentage of Net Proceeds:

Loan to Excalibur International Marine Corporation (1)	$6,231,717	11%
Investment to Excalibur International Marine Corporation (1)	19,193,000	34%
Marketing Development (2)	20,000,000	35%
Business Development (2)(3)	11,157,435	20%
TOTAL	$56,582,152	100%

(1)	See Liquidity Section.

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
32.2
Certification by Sharon Tang, Principal Financial and Accounting Officer of EFT BioTech Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 7.  Subsequent Events.

In June of 2009, EFT has developed its own reverse auction program, a proprietary software program, for the purposes of increasing revenues by attracting new members to join EFT’s affiliated program. In a reverse auction the objective is to bid the price of a product down within a predetermined time frame unlike an ordinary auction (also know as a forward auction) where bidders bid the price up and the highest bidder wins the product or service at the conclusion of bidding.  The reverse auction program was beta-tested and introduced to all affiliates in June 2009. The Company decided to officially launch this program in July 2009.

On July 22, 2009, the Board of directors of EFT Biotech Holdings, Inc. (Company) appointed Norman Ko, Jerry B. Lewin and Visman Chow as new members of the Board of Directors of the Company.  Mr. Norman Ko is elected as the Chairman for both audit and compensation committees.  George Curry is elected as Corporate Secretary of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

EFT BIOTECH HOLDINGS, INC.

Dated: August 14, 2009	/s/ Jack Jie Qin
Jack Jie Qin
Chief Executive Officer, President and Chairman
(Principal Executive Officer)

Dated: August 14, 2009	/s/ Sharon Tang
Sharon Tang
Chief Financial Officer
(Principal Financial and Accounting Officer)