Form 10-K/A
period 2009-03-31
EFT BIOTECH HOLDINGS INC
filed 2009-09-03
CIK 1450973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed first fiscal quarter.  $30,042,344 based on the last sales price of the Registrant’s common stock on September 30, 2008 and 7,703,165 shares of common stock held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:
None

PART I

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

PART I

ITEM 1. BUSINESS.

Explanatory Note

EFT BioTech Holdings, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended March 31, 2009 in response to a letter, dated July 30, 2009, received by the Company from the Securities and Exchange Commission.  The letter was regarding comments on the Company’s Amendment No. 3 to its Form 10 (File No.: 000-53730) filed with the SEC on July 17, 2009.  In the letter, the SEC instructed the Company to apply its comments regarding the Form 10, if applicable, to the Company’s Form 10-K and to file an amendment therein reflecting such changes.

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

 As of March 31, 2009, we had approximately 500,000 Affiliates enrolled in the EFT Program. When a customer joins the EFT Program, the customer is given a membership ID number.  We have a reward system whereby an Affiliate earns monetary rewards for products purchased by such Affiliate and by other persons who join the EFT Program and who were introduced to the program by that Affiliate or through other Affiliates that were originally introduced to the program by that Affiliate.  Commissions are earned by using a binary system. In order for an Affiliate to earn a commission on what other Affiliates sell, an Affiliate needs to have nine additional customers join our Affiliate program. When a new person joins our Affiliate program, he/she is required to identify the Affiliate who referred him/her. The originating Affiliate then places the new Affiliate in one of two groups. The minimum amount of new Affiliates to be in a group is three and the maximum is six. Once a total of nine new affiliates have joined, the originating Affiliate becomes eligible to receive commissions on what the new Affiliates sell. New Affiliates can also recruit additional Affiliates which are attributable to the recruiting Affiliate as well as the originating Affiliate.

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

On September 23, 2008, the Registrant signed a loan agreement with Excalibur to lend $2,000,000 at an interest rate of 3.75% per month with a term of no more than 60 days. At the end of the 60 days term, the term of the loan was extended for six months. On December 25, 2008, the Company extended this loan to May 25, 2009. On May 25, 2009, the Company extended this loan to Excalibur for another six months and decreased the interest rate to 12.5% per annum.

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

On November 24, 2008, the Registrant signed an additional loan agreement with Excalibur, a then related party, pursuant to which the Registrant loaned Excalibur $500,000 at the interest rate of 3.75% per month with a term of 30 days with an extension of six months.  On December 25, 2008, the Company extended the loan to May 25, 2009.  On May 25, 2009, the Company extended this loan for another six months and decreased the interest rate to 12.5% per annum.

On May 13, 2009, the Company signed another loan agreement denominated in U.S. dollars with Excalibur to lend Excalibur $600,000 at interest rate of 12.5% per annum with a maturity date of November 13, 2009.

 On June 28, 2009, Excalibur completed its inaugural passenger voyage across the Taiwan Strait.

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

Food & Drug Administration

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

Personal Identifiable Information

The collection of data and processing of transactions through our systems require us to receive and store a large volume of personally identifiable data. We are subject to various consumer protection laws relating to the collection, use, retention, security and transfer of personally identifiable information about our users, especially for financial information. In many states, there is currently great uncertainty whether or how existing laws governing issues such as property ownership, sales and other taxes, apply to the Internet and commercial online services. New laws in this area have been passed by several jurisdictions, and other jurisdictions are considering imposing additional restrictions. The interpretation and application of these laws are in a state of flux. These laws may be interpreted and applied inconsistently from country to country and our current data protection policies and practices may not be consistent with those interpretations and applications. Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. Any failure, or perceived failure, by us to comply with any regulatory requirements or orders or other federal, state or international privacy or consumer protection-related laws and regulations could result in proceedings or actions against us by governmental entities or others, subject us to significant penalties and negative publicity and adversely affect us. In addition, we are subject to the possibility of security breaches, which themselves may result in a violation of these laws.

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

FINRA might not approve of Buckman, Buckman & Reid, Inc’s application to act as a market maker for our common stock on the OTC Bulletin Board.

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

We are subject to laws governing our customers’ personal identifiable information.

We are subject to various consumer protection laws relating to the collection, use, retention, security and transfer of personally identifiable information about our users, especially for financial information. In many states, there is currently great uncertainty whether or how existing laws governing issues such as property ownership, sales and other taxes, apply to the Internet and commercial online services. The interpretation and application of these laws are in a state of flux. These laws may be interpreted and applied inconsistently from country to country and our current data protection policies and practices may not be consistent with those interpretations and applications. Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. Any failure, or perceived failure, by us to comply with any regulatory requirements or orders or other federal, state or international privacy or consumer protection-related laws and regulations could result in proceedings or actions against us by governmental entities or others, subject us to significant penalties and negative publicity and adversely affect us. In addition, we are subject to the possibility of security breaches, which themselves may result in a violation of these laws.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock

As of the date of this Annual Report, our common stock is listed for trading on the Pink OTC Markets Inc. (the “Pink Sheets”) under the ticker symbol “EFTB.”  As of the date of this Annual Report, there are 75,983,205 shares of common stock issued and outstanding, 7,793,165 (10.13%) of the issued and outstanding shares of common stock of which are held by non-affiliates. . Our common stock has recently been trading under $5.00 per share. Stocks traded on the Pink Sheets are usually thinly traded, highly volatile, and not followed by analysts. Investors in our common stock may experience a loss or liquidity problem with their share holdings.

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

Record Holders

As of July 13, 2009, there were 29,821 record holders of our common stock.

Transfer Agent

Our transfer agent

Standard Registrar and Transfer Company, Inc.
12528 South 1840 East
Draper, UT 84020
Phone: (801) 571-8844
Fax: (801) 571-2551
Email: investors@amsrcorp.com

ITEM 6.  SELECTED FINANCIAL DATA.

SELECTED FINANCIAL DATA (1)

	For the Fiscal Year Ended
	March 31,
Item:	2009	2008

Total Revenues	$12,846,809	$30,249,302
Income from Continuing Operations	$1,590,323	$20,775,301
Income from Continuing Operations per Common Share	$0.03	$0.37
Total Assets	$68,666,322	$57,427,420
Long-Term Operating leases (2)	$494,487	$487,896
Capital Leases	-	-
Redeemable Preferred Stock	-	-
Cash Dividends and Declared per Common Share	-	$0.31
(1)	Dollar amounts shown are derived from the audited financial statements included in this Form 10-K.

(2)	Consists of lease obligations for offices in Hong Kong and City of Industry. California.

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

Revenues. Our Revenues decreased to $12,846,809 for the fiscal year ended March 31, 2009 from $30,249,302 for the fiscal year ended March 31, 2008 because of decreased sales. Our decrease in sales can be attributable to several factors including the worldwide recession and several natural disasters in China in 2009. Also, in July 2008, we increased our initial cost to our customers in order for them to become Affiliates from $250 to $300. This increase in the initial cost might have contributed to a decrease in sales as customers believe that such an increase is prohibitively expensive for their budgets. Our products are discretionary items and in light of the worldwide recession, consumers have been decreasing their purchases of discretionary items. Also, in 1st quarter of 2008, we discontinued two (2) of our environmental home care products and, in 4th quarter of 2008, we have added four (4) nutritional products. Consumers might have decreased their purchases of our products due to the change in the products we offer.

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

Gross Profits. Gross Profits decreased to $10,519,486 for the fiscal year ended March 31, 2009 from $24,468,670 for the fiscal year ended March 31, 2008. Our gross profit margin for the fiscal year ended March 31, 2009 decreased to 57% from 61% for the fiscal year ended March 31, 2008. Gross Profits and gross profit margins decreased because of decreased sales in year 2009. Also, during the year 2009, we held many promotions by giving out free products to boost our sale. As a result, our cost of goods sold was correspondingly higher in year 2009.

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

Our Revenues decreased to $12,846,809 for the fiscal year ended March 31, 2009 from $30,249,302 for the fiscal year ended March 31, 2008 due to decreased sales. In July 2008, we increased our initial cost to our customers in order for them to become Affiliates from $250 to $300. This increase in the initial cost might have contributed to a decrease in sales as customers believe that such an increase is prohibitively expensive for their budgets. Our products are discretionary items and in light of the worldwide recession, consumers have been decreasing their purchases of discretionary items. Also, in 1st quarter of , 2008, we discontinued two (2) of our environmental home care products and , in 4th quarter of 2008, we have added four (4) nutritional products. Consumers might have decreased their purchases of our products due to the change in the products we offer.

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

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations		-	-	-	-
Capital Lease Obligations		-	-	-	-
Operating Lease Obligations (1)		$413,875	$721,135	-	-
Purchase Obligations		-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP		-	-	-	-
Total		$413,875	$721,135	-	-

(1)	Operating Lease

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

Year Ending March 31,

2010	$13,625
2011	1,135

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

Notes Receivables from Related Parties

Notes receivable consists of receivables from the Registrant’s loans to Excalibur, Taiwan, and Yeuh-Chi Liu, a related party. As of March 31, 2009, outstanding loans to Excalibur totaled $ 4.06 million and to Yeuh-Chi Liu $1.89 million. The Registrant periodically reviews notes receivables for reliability and collectability, and recent account activities. If the Registrant’s estimates regarding collectability are inaccurate or an unforeseen matter is to occur, the Registrant may be exposed to a write-offs or bad debts. As of March 31, 2009, the Registrant does not have an allowance for bad debts.

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

On May 28, 2009 the FASB announced the issuance of SFAS 165, Subsequent Events. SFAS 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained. The Company believes that SFAS No. 165 will have an effect on its financial statements and will comply upon effectiveness

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

EFT BIOTECH HOLDINGS, INC.
EFT BIOTECH HOLDINGS, INC.
Consolidated Balance Sheets

	As of March 31,
	2009	2008-Restated
ASSETS
Current assets
Cash and cash equivalents	$38,181,837	$15,165,620
Inventories	3,908,629	2,619,429
Available for sale securities	508,746	835,965
Prepaid expenses	2,551,298	793,760
Short-term note receivables – related party	4,064,717	-

Total current assets	49,215,227	19,414,774

Property and equipment, net	360,156	140,106
Other receivables	33,504	-
Investments	17,129,314	-
Restricted cash	-	37,845,432
Loan to related party	1,897,000	-
Security deposit	31,121	27,108

Total assets	$68,666,322	$57,427,420

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$3,610,195	$804,041
Other liabilities	6,675,552	12,787,714
Unearned revenues	1,991,215	3,945,805
Deposits from investors	-	37,845,432
Income tax payable	-	305,000

Total current liabilities	12,276,962	55,687,992

Stockholders' equity
Preferred stock, $.001 par value, 25,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.00001 par value, 4,975,000,000 authorized,
75,983,205 and 61,022,414 shares issued and outstanding
at March 31, 2009 and 2008	760	610
Additional paid in capital	52,854,891	6,552
Retained earnings	4,023,992	1,895,330
Accumulated other comprehensive loss	(490,283)	(163,064)

Total stockholders' equity	56,389,360	1,739,428

Total liabilities and stockholders' equity	$68,666,322	$57,427,420

The accompanying notes are an integral part of these consolidated financial statements.

EFT BIOTECH HOLDINGS, INC.
Consolidated Statements of Operations and Other Comprehensive Income

	Year Ended
	March 31, 2009	March 31, 2008 - Restated

Sales revenues, net	$12,846,809	$30,249,302
Shipping charge	5,657,625	10,110,360
	18,504,434	40,359,662

Cost of goods sold	5,780,447	11,423,852
Shipping cost	2,204,502	4,467,140
	7,984,949	15,890,992

Gross profit	10,519,485	24,468,670

Selling, general and administrative expenses	8,929,162	3,693,369

Net operating income	1,590,323	20,775,301

Other income (expense)
Interest income	1,246,433	275,538
Investment loss	(2,063,686)	-
Foreign exchange income	723,357	(4,248)
Other income, net	634,635	54,904

Total other income	540,739	326,194

Net income before income taxes	2,131,062	21,101,495

Income taxes	2,400	305,800

Net income	$2,128,662	$20,795,695

Unrealized loss on available for sale securities	(327,219)	(163,064)

Comprehensive income	$1,801,443	$20,632,631

Net income per common share
Basic and diluted	$0.03	$0.37

Weighted average common shares outstanding
Basic and diluted	66,637,448	55,350,545

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

EFT BIOTECH HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Year Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net income	$2,128,662	$20,795,695
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	51,514	38,340
Loss on investment-equity method	2,063,686	-
Warranty liability	(33,924)	36,912
Stock based compensation	16,731	2,162
Changes in operating assets and liabilities:
Inventories	(1,289,200)	(833,670)
Prepaid expenses and other current assets	(1,761,551)	(411,560)
Accounts payable and accrued liabilities	2,806,154	497,625
Other liabilities	(6,078,238)	12,372,996
Unearned revenues	(1,954,590)	1,434,470
Income tax payable	(305,000)	305,000

Net cash provided by operating activities	(4,355,756)	34,237,970

Cash flows from investing activities:
Additions to fixed assets	(305,068)	(101,706)
Note receivables – related party	(5,961,717)	-
Investment	(19,193,000)	-
Purchase of available for sale securities	-	(999,029)

Net cash (used in) investing activities	(25,459,785)	(1,100,735)

Cash flows from financing activities:
Restricted cash	-	(37,845,432)
Proceeds from investor deposits	-	37,845,432
Proceeds from issuance of stock and warrants	52,831,758	-
Payment of dividends	-	(18,526,177)

Net cash provided by (used in) financing activities	52,831,758	(18,526,177)

Net increase (decrease) in cash	23,016,217	14,611,058

Cash, beginning of period	15,165,620	554,562

Cash, end of period	$38,181,837	$15,165,620

Supplemental disclosures of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$2,400	$800

Non-cash investing and financing activities:
Unrealized loss on available for sale securities	$327,219	$163,064
Fixed assets sold with receivable	$33,504	$-
Release of cash from restriction	$37,845,432	$-

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

Foreign Currency

The Company’s reporting currency is the U.S. dollar. The Company’s operation in Hong Kong uses Hong Kong dollar (HKD) as its functional currency. The financial statements of the subsidiary are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. According to the Statement, all assets and liabilities were translated at the year end current  exchange rate, stockholders equity items are translated at the historical rates and income statement items are translated at the average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income as a Component of Stockholders Equity. Foreign exchange transaction gains and losses are reflected in the income statement.  During the years 2009 and 2008 there have been immaterial currency fluctuations between HKD and USD.

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

Net Earnings per Share

Basic net earnings  per common share of stock is calculated by dividing net income  available to common stockholders by the weighted-average of common shares outstanding during each period.

Diluted net income  per common share is calculated by dividing adjusted net income  by the weighted-average of common shares outstanding, including the effect of other dilutive securities. The Company’s potentially dilutive securities consist of in-the-money outstanding warrants to purchase the Company’s common stock. Diluted net income per common share does not give effect to dilutive securities as their effect would be anti-dilutive.

The treasury stock method is used to measure the dilutive impact of stock options and warrants. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  For the year ended March 31, 2009 and 2008, stock warrants of 14,890,000 and zero shares have no effect on the diluted calculation because they are not in-the-money.

	For the Years ended March 31,
	2009	2008
Historical Numerator:
Net Income	$2,128,662	$20,795,695

Denominator:
Weighted-average shares used for basic net income per share	66,637,448	55,350,545
Effect of common stock equivalents	-	-
Weighted-average shares used for diluted net income per share	66,637,448	55,350,545

Basic and diluted net income per share	$0.03	$0.37
Diluted net income per share	$0.03	$0.37

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

Investment consists of:

	March 31,	March 31,
	2009	2008
48.81% equity interest (a)	$$17,129,314	$-
	$$17,129,314	-

 (a) On October 20, 2008, EFT Investment Co., Ltd. was formed as a wholly-owned subsidiary of EFT BioTech Holdings, Inc.  EFT Investment Co., Ltd was formed in Taiwan. On October 25, 2008, EFT Investment Co., Ltd. completed the acquisition of 585,677,500 shares of common stock of Excalibur; representing approximately 49% shares of issued and outstanding shares of Excalibur, for an aggregate purchase price of USD $19,193,000. Prior to the acquisition of Excalibur, Excalibur was not a related person under Item 404 of regulation S-K. The equity method has been used for this investment for the year ended March 31, 2009.

The following table shows the summary of income statement for Excalibur International Corp. for the year ended March 31, 2009:

Excalibur International Marine Corp

	Year Ended March 31,
	2009	2008
Exchange rate	33	-
Revenue	$10,775	$-
Gross profit	$(239,403)	$-
Income from continuing operations	$(4,222,808)	$-
Net income	$(4,222,808)	$-
EFT 48.81% investment loss	$(2,063,686)	$-

The following table provides the summary of balance sheet information for Excalibur International Marine Corp. as of March 31, 2009 and March 31, 2008:

Excalibur International Marine Corp

	March 31, 2009		March 31, 2008
	NT$	USD	NT$	USD
Total assets	1,289,432,107	39,073,700	-	-
Total liabilities	204,417,971	6,194,484	-	-
Net assets	1,085,014,136	32,879,216	-	-
EFT 48.81% ownership	529,595,400	16,048,345	-	-
Ending balance of investment account		17,129,314		-
Difference/Premium		(1,080,969)		-

The premium of $1,080,969 was mainly the excess we paid to purchase of the 48.81% of ownership in Excalibur as of March 31, 2009.

The following is the shareholder’s list of Excalibur International Marine Corp as of March 31, 2009:

Excalibur International Marine Corp. Shareholders’ List
	Shareholders’ Name	# of shares	%
1	EFT Investment Co. Ltd	585,677,500	48.81%
2	Lu, TsoChun	100,000,000	8.33%
3	Chiao, Jen-Ho	82,000,000	6.83%
5	Lin, Ming-i	51,700,000	4.31%
4	Ms. Ku	50,000,000	4.17%
6	Yeuh-Chi Liu	47,660,000	3.97%
7	Steve Hsiao	46,392,500	3.87%
8	Wen Investment	40,000,000	3.33%
	Others (*)	196,570,000	16.38%

	Total	1,200,000,000	100%

*: 56 individuals, none exceeds 2.5% interest in Excalibur International Marine Corp.

Note 9 – OTHER LIABILITIES

Other liabilities consist of the following:

	March 31,
	2009	2008

Commission payable	$5,977,969	$12,028,644
Payroll liabilities	645,900	671,409
Warranty liability	51,683	85,608
Other	-	2,053
	$6,675,552	$12,787,714

Note 10 – STOCKHOLDERS’ EQUITY

Common stock

As of March 31, 2009 the Company has 4,975,000,000 shares of common stock authorized and 75,983,205 shares issued and outstanding at par value $0.00001 per share. 7,793,165 shares are held by non-affiliates and the remaining 68,190,040 are held by affiliates.

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

Year Ending March 31,
2010	$13,625
2011	1,135

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

EFT BIOTECH HOLDINGS, INC.
Consolidated Balance Sheets

	As of March 31,
	2008	2008
	restated	original
ASSETS
Current assets
Cash and cash equivalents	$15,165,620	$15,165,620
Inventories	2,619,429	2,619,429
Available for sale securities	835,965	835,965
Prepaid expenses	793,760	793,760

Total current assets	19,414,774	19,414,774

Property, plant and equipment, net	140,106	140,106
Restricted cash	37,845,432	37,845,432
Security deposit	27,108	27,108

Total assets	$57,427,420	$57,427,420

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities

Accounts payable and accrued expenses	$804,041	$804,041
Other liabilities	12,787,714	12,787,714
Unearned revenues	3,945,805	3,945,805
Deposits from investors	37,845,432	37,845,432
Income tax payable	305,000	305,000

Total current liabilities	55,687,992	55,687,992

Stockholders' equity (deficit) Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value, 4,975,000 authorized, 61,022,414 and 52,099,000 shares issued and outstanding at March 31, 2008 and 2007	610	6,102
Additional paid in capital	6,552	1,060
Retained earnings (deficit)	1,895,330	1,895,330

Accumulated other comprehensive loss	(163,064)	(163,064)

Total stockholders' equity	1,739,428	1,739,428

Total liabilities and stockholders' equity	$57,427,420	$57,427,420

EFT BIOTECH HOLDINGS, INC.
Consolidated Statements of Operations and Other Comprehensive Income

	Year Ended
	March 31, 2008	March 31, 2008
	restated	original
Sales revenues, net	$30,249,302	$30,249,302
Shipping charge	10,110,360	10,110,360
	40,359,662	40,359,662

Cost of goods sold	11,423,852	11,423,852
Shipping costs	4,467,140	4,467,140
	15,890,992	15,890,992

Gross profit	24,468,670	24,468,670

Selling, general and administrative expenses	3,693,369	3,693,369

Net operating income	20,775,301	20,775,301

Other income (expense)
Interest income	275,538	275,538
Foreign exchange loss	(4,248)	(4,248)
Other expense, net	54,904	54,904

Total other income	326,194	326,194

Net income before income taxes	21,101,495	21,101,495

Income taxes	305,800	305,800

Net income	$20,795,695	$20,795,695

Unrealized loss on available for sale securities	(163,064)	(163,064)

Comprehensive income	$20,632,631	$20,632,631

Net income per common shares Basic and diluted	$0.37	$0.34

Weighted average common shares outstanding Basic and diluted	55,350,545	60,277,531

EFT BIOTECH HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)

									Accumulated	Accumulated
					Additional	Additional			Other	Other	Total	Total
					Paid-in	Paid-in	Retained	Retained	Comprehensive	Comprehensive	Stockholders'	Stockholders'
	Shares	Shares	Amount	Amount	Capital	Capital	Earnings	Earnings	Income (loss)	Income (loss)	Equity (Deficit)	Equity (Deficit)
	restated	original	restated	original	restated	original	restated	original	restated	original	restated	original

BALANCE, APRIL 1, 2006	52,099,000	59,821,414	$521	$5,982	$4,479	$(982)	$1,563	$1,563	$-	$-	$6,563	$6,563

Net income	-	-	-	-	-	-	10,063,293	10,063,293	-	-	10,063,293	10,063,293

Dividend paid	-	-	-	-	-	-	(10,439,044)	(10,439,044)	-	-	(10,439,044)	(10,439,044)

BALANCE, MARCH 31, 2007	52,099,000	59,821,414	521	5,982	4,479	(982)	(374,188)	(374,188)	-	-	(369,188)	(369,188)

Issuance of common stock for services	1,201,000	1,201,000	12	120	2,150	2,042	-	-	-	-	2,162	2,162

Shares effectively issued to former shareholders as part of the recapitalization	7,722,414	-	77	-	(77)	-	-	-	-	-	-	-

Net income	-	-	-	-	-	-	20,795,695	20,795,695	-	-	20,795,695	20,795,695

Dividend paid	-	-	-	-	-	-	(18,526,177)	(18,526,177)	-	-	(18,526,177)	(18,526,177)

Unrealized loss on available for sale securities	-	-	-	-	-	-	-	-	(163,064)	(163,064)	(163,064)	(163,064)

BALANCE, MARCH 31, 2008	61,022,414	61,022,414	$610	$6,102	$6,552	$1,060	$1,895,330	$1,895,330	$(163,064)	$(163,064)	$1,739,428	$1,739,428

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

Name:	Age:	Title:	Director Since:
Jack Jie Qin	49	President, Chief Executive Officer and Chairman (Principal Executive Officer)	November 2007
Sharon Tang	51	Chief Financial Officer (Principal Financial and Accounting Officer)	—
George W. Curry	64	Chief Marketing Officer and Director	November 2007
Jerry B. Lewin	54	Director	August 5, 2009
Visman Chow	54	Director	August 5, 2009
Norman Ko	45	Director	August 5, 2009

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

Jerry B. Lewin

During the past five years, Mr. Lewin has been serving as the Senior Vice President of Field Operations North America for Hyatt Hotel Corporation.  Mr. Lewin is responsible for, and oversees the operation of 23 Hyatt Hotels throughout the East Coast and Canada including the Flag Ship Hotel, Grand Hyatt New York in Mid-Town Manhattan. Mr. Lewin also serves on several boards and foundations including the New York City Hotel Association and the New York Law Enforcement Foundation.

Visman Chow

Since 1993, Mr. Chow has been serving as the Chief Lending Officer and board member at Universal Bank. From 1979 to 1983, Mr. Chow was with Union Bank where he managed a commercial real estate portfolio of approximately $50 million. Mr. Chow then went on to become President of Unieast Financial Corporation prior to his current position.

Norman Ko

Since 2007, Mr. Ko has been a partner with Smith Mandel and Associates, LLP.  He provides audit and assurance services to private clients in various industry groups along with SEC audit preparation and tax planning. Mr. Ko also has experience in areas including due diligence, mergers and acquisition and business reorganizations.

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

The table below summarizes the compensation we have paid our Named Executive Officers in the last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year Ended March 31,	Salary		Bonus	Stock Awards		Option Awards	Non- Equity Plan Comp	Non- Equity Incentive Comp	Non- Qualified Comp Earnings	Other Comp	Total
Jack Jie Qin (President, CEO and Chairman)	2009	$300,000	(1)	$0	$1	(2)	$0	$0	$0	$0	$0	$300,001
(Principal Executive Officer)	2008	$300,000	(1)	$0	$1	(2)	$0	$0	$0	$0	$0	$300,001

Sharon Tang (Chief Financial Officer)	2009	$120,000		$0	$0		$0	$0	$0	$0	$0	$120,000
(Principal Financial and Accounting Officer)(3)	2008	$120,000		$0	$0		$0	$0	$0	$0	$0	$120,000

Dr. Joseph B. Williams	2009	$100,000		$0	$300	(5)	$0	$0	$0	$0	$0	$100,300
(Former Chief Administrative Officer, Secretary and Director (8)	2008	$100,000		$0	$300	(5)	$0	$0	$0	$0	$0	$100,300

George Curry	2009	$0		$0	$300	()	$0	$0	$0	$0	$0	$300
(Chief Marketing Officer)	2008	$0		$0	$300	()	$0	$0	$0	$0	$0	$300

Jun Qin Liu	2009	$120,000		$0	$300	(5)	$0	$0	$0	$0	$0	$120,300
(Former Operations Manager and Director)(6)	2008	$120,000		$0	$300	(5)	$0	$0	$0	$0	$0	$120,300

Tony So	2009	$100,000		$0	$300	(4)	$0	$0	$0	$0	$0	$100,000
(Former Treasurer) (7)(8)	2008	$100,000		$0	$300	(4)	$0	$0	$0	$0	$0	$100,000

Notes:

(1)	Accrued compensation

(2)	1,000 shares at $0.0018 per share. Share price is based on estimate fair market price on the grant date.

(3)	Ms. Tang commenced serving as the Company’s Chief Financial Officer on June 1, 2008.

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

Financial Expert

Our Board of Directors has not designated Mr. Norman Ko as a “financial expert” as that term is defined in Item 407 of the Sarbanes Oxley Act of 2002.

Director Compensation

Directors are reimbursed for their out-of-pocket expenses incurred in connection with attending board meetings. In the fiscal year ended March 31, 2009, the Registrant reimbursed the directors an aggregate of $0 for such expenses.

Code of Ethics

We currently have a Code of Ethics for our directors and principal executive officers.

Code of Business Conduct

The Company has adopted a Code of Business Conduct which is followed in connection with all Related Party Transactions (as defined below) with Related Persons (as defined in Rule 404 of Regulation S-K). For these purposes, a “Related Person Transaction” is a financial transaction, arrangement or relationship, or any series of similar transactions, between the Company and an entity in which any Related Person will have a direct or indirect material interest, other than:

1.           Transactions available to all employees generally.

2.           Transactions involving less than $25,000 annually ($6,250 quarterly) when aggregated with all similar transactions.

This includes any transactions requiring disclosure under item 404 of Regulation S-K under the Securities and Exchange Act of 1934,as amended.

Approval Procedures:

1.
A proposed Related Person Transaction shall be brought before the Board of Directors. The Board must be informed of (a) the Related Person’s relationship or interest, including all conflicts of interest that may exist or otherwise arise on account of the Related Person Transaction, and (b) the material facts of the proposed Related Person Transaction.

2.	The Board shall determine whether to approve a Related Person Transaction after considering the following factors, as deemed relevant by the Board:

• Whether the transaction is on terms comparable to those that could be obtained in arms-length dealing with an unrelated third party;

• Whether there are business reasons to enter into the Related Person Transaction;

• Whether the Related Person Transaction could impair the independence of a director, if applicable;

• Whether the Related Person Transaction would present an improper conflict of interest, taking into account the size of the transaction, the overall financial position of the executive officer, Director or Director Nominee, the direct or indirect nature of the interest of the executive officer, Director or Director Nominee in the transaction, the ongoing nature of any proposed relationships or any other factors the Board deems relevant.

3.
The Board will approve such transactions to be entered into by the Company, including the ratification of such transactions if applicable. At subsequent meetings, management shall update the Board as to any material changes to those proposed transactions.

4.
The Board shall also periodically review and assess ongoing relationships with Related Persons to assure compliance with the Board guidelines and directives and to ensure that such Related Person Transaction remains fair to the Company.

5.	Any member of the Board who has an interest in the transaction under consideration will abstain from voting, but may participate in the discussion if invited to do so by the Chair of the Board.

6.
These procedures generally should be used to approve Related Person Transactions in advance of the transaction being entered into. On occasion, however, it may be advisable to commence a Related Person Transaction before the Board has evaluated it, or a transaction may commence before it is discovered there is a Related Person. Accordingly, in such instances, notwithstanding the above, management should consult with the Chair of the Board to determine the appropriate course of action, which may include subsequent ratification by the Board.

Disclosure:

Related Person Transactions are to be disclosed in the Company’s applicable filings as required by the Securities Act of 1933 and the Securities Exchange Act of 1934 and related rules.

Options

To date the Registrant has not issued any options to its executive officers, directors or employees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of outstanding Common Stock as of the date of this Amendment No. 1 (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each owner of more than 5% of our Common Stock (5% owners). Except as set forth in the footnotes to this table, the business address of each director and executive officer listed is c/o EFT BioTech Holdings, Inc., 929 Radecki Ct., City of Industry, CA  91789.

Name of Beneficial Owners	Number of Shares Beneficially Owned	Percent of Shares Outstanding
	(1)	(2)
Jack Jie Qin —President, Chief Executive Officer and Chairman (Principal Executive Officer)	1,000	*
Sharon Tang —Chief Financial Officer (Principal Financial Officer)	0	—
George W. Curry —Chief Marketing Director	300,000	*
Jerry B. Lewin —Director	0	—
Visman Chow —Director	0	—
Norman Ko —Director	0	—
Dr. Joseph B. Williams —Former Chief Administrative Officer and Director (3)	300,000	*
Tony So —Former Treasurer (4)	300,000	*
Jun Qin Liu —Former Operations Manager and Director (5)	300,000	*
Dragon Win Management, Ltd. (6) Palm Grove Houses, P.O. Box 438 Road Town, Tortola British Virgin Islands	52,099,000	68.57%
Greenstone Holdings, Inc. (7) 48 Wall Street, 11th Floor New York, NY 10005	4,000,000	5.26%
All Current and Former Officers and Directors as a group (7 persons)	1,201,000	1.58%

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

(2)	Based on 75,983,205 shares of common stock issued and outstanding as of the fiscal quarter ended June 30, 2009.

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

Loan to Excalibur Marine Exploration

As disclosed in this Form 10, the Company has loaned amounts to Excalibur, a related party.  On October 25, 2008, EFT Investment Co., Ltd. completed the acquisition of 58,567,750 shares of common stock of Excalibur, representing approximately 49% shares of issued and outstanding shares of Excalibur, for an aggregate purchase price of USD $19,193,000. Prior to the acquisition of Excalibur, the Company did not have any relationship with Excalibur nor was it deemed to be a related party.

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

Director Independence

Jerry B. Lewin, Visman Chow and Norman Ko are deepend to be independent directors.

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
10.4(5)
$5,000,000 Loan Agreement (the “Agreement”), dated October 25, 2008, between the EFT Biotech Holdings, Inc. (as the Lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the Borrower).

10.5(5)	First Extension of $5,000,000 Loan, dated November 25, 2008
10.6(5)	Second Extension of $500,000 Loan, dated May 25, 2009
10.7(6)
$2,000,000 Loan Agreement (the “Agreement”) and promissory note , dated October 25, 2008,  between the EFT Biotech Holdings, Inc. (as the Lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the Borrower).

10.8(5)	First Extension of $2,000,000 Loan, dated November 25, 2008
10.9(5)	Second Extension of $2,000,000 Loan, dated May 25, 2009
10.10(6)	$600,000 Loan Agreement, dated May 13, 2009, between the EFT Biotech Holdings, Inc. (as the Lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the Borrower).
10.11(6)
Addendum to $600,000 Loan Agreement, dated May 13, 2009, between the EFT Biotech Holdings, Inc. (as the Lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the Borrower).

14.1(3)	Code of Ethics
14.2(6)	Amended Code of Business Conduct
16.1(4)	Letter of Weinberg & Company P.A., dated April 21, 2009
31.1	Certification by Jack Jie Qin, Principal Executive Officer of EFT BioTech Holdings, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification by Sharon Tang, Principal Financial and Accounting Officer of EFT BioTech Holdings, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification by Jack Jie Qin, Principal Executive Officer of EFT BioTech Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2
Certification by Sharon Tang, Principal Financial and Accounting Officer of EFT BioTech Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Notes:

(1)	Filed as an exhibit to Form 10 (File No.: 001-34222) filed with the SEC on December 10, 2008 and incorporated by reference herein.
(2)	Filed as an exhibit to Form 10-Q for the quarter ended December 31, 2008 (File No.: 001-34222) filed with the SEC on February 13, 2009 and incorporated by reference herein.
(3)	Filed as an Exhibit to Amendment No. 1 to Form 10 (File No.: 001-34222) filed with the SEC on April 13, 2009 and incorporated by reference herein.
(4)	Filed as an Exhibit to Amendment No. 2 to Form 10 (File No.: 001-34222) filed with the SEC on April 21, 2009 and incorporated by reference herein.
(5)	Filed as an Exhibit to Form 10-K (File No.: 001-34222) filed with the SEC on July 17, 2009 and incorporated by reference herein.
(6)	Filed as an Exhibit to Amendment No. 4 to Form 10 (File No.: 000-53730) and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 3, 2009		EFT BIOTECH HOLDINGS, INC.

	By:	/s/ Jack Jie Qin
Name: Jack Jie Qin Title: President, Chief Executive Officer and Chairman (Principal Executive Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Jack Jie Qin		September 3, 2009
Jack Jie Qin	President, Chief Executive Officer and Chairman (Principal Executive Officer)

/s/ Sharon Tang	Chief Financial Officer (Principal Financial and Accounting Officer)	September 3,2009
Sharon Tang

/s/ George W. Curry	Chief Marketing Officer and Director	September 3, 2009
George W. Curry

/s/ Jerry B. Lewin
Jerry B. Lewin	Director	September 3, 2009

Visman Chow	Director

/s/ Norman Ko
Norman Ko	Dirctor	September 3, 2009