Form 10-K/A
period 2009-03-31
EFT BIOTECH HOLDINGS INC
filed 2009-10-19
CIK 1450973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:     March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

EFT BIOTECH HOLDINGS, INC.
 (Exact name of registrant as specified in its charter)

Commission File No. 001-34222

Nevada (State or other Jurisdiction of Incorporation or Organization)	20-1211204 (I.R.S. Employer Identification No.)

929 Radecki Court City of Industry, CA	91748
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number: (626) 581 - 0388

With Copies to:
Virginia K Sourlis, Esq.
The Sourlis Law Firm
2 Bridge Avenue
The Galleria
Red Bank, New Jersey 07701
Telephone: (732) 530-9007

Securities registered pursuant to - Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

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
☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed first fiscal quarter.  $71,187,018 based on the last sales price of the Registrant’s common stock on June 30, 2009 of $3.75.
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of October 16, 2009, there are 75,983,205 shares of common stock issued and outstanding.

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

PART I
Explanatory Note

EFT BioTech Holdings, Inc. (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended March 31, 2009 in response to a letter, dated September 30, 2009, received by the Company from the Securities and Exchange Commission.  The letter contained comments regarding the Company’s Amendment No. 4 to its Form 10 (File No.: 000-53730) filed with the SEC on September 3, 2009 and to the Company’s Amendment No. 1 to its Form 10-K for the fiscal year ended March 31, 2009 also filed with the SEC on September 3, 2009.

ITEM 1. BUSINESS.

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

As of March 31, 2009, we had approximately 980,000Affiliates enrolled in the EFT Program. When a customer joins the EFT Program, the customer is given a membership ID number.

We also have a commission plan.  The Company's commission plan is calculated on every nine new orders that are placed under an Affiliate’s identification number. When an Affiliate places an order, he/she is required to provide us with identification number of the Affiliate which referred him/her to us.  Each Affiliate is recognized to have both a right and left sales side. The commissions that each Affiliate earns are calculated on the accumulation of nine new orders placed on these two sides with a minimum of three orders placed on one side in order to generate the commission. Commissions are paid on a weekly basis and are calculated on total new sales generated each week.

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

On July 28, 2008, the Registrant loaned $19,193,000 to Excalibur.  The purpose of this loan was to provide Excalibur funds to purchase a vessel ($17,628,283) and working capital ($1,564,717). This loan was still outstanding with balance of $1,564,717 as of  June 30, 2009. At the time of the transaction, Excalibur was not a related party nor did any of the Company or any of its officers or directors have any relationship with Excalibur or any of its officers and directors.

On September 23, 2008, the Registrant signed a loan agreement with Excalibur to lend $2,000,000 at an interest rate of 3.75% per month with a term of no more than 60 days. At the end of the 60 days term, the term of the loan was extended for six months. On December 25, 2008, the Company extended this loan to May 25, 2009. On May 25, 2009, the Company extended this loan to Excalibur for another six months and decreased the interest rate to 12.5% per annum.  The loan was used to fund operations.

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

On November 24, 2008, the Registrant signed an additional loan agreement with Excalibur, a then related party, pursuant to which the Registrant loaned Excalibur $500,000 at the interest rate of 3.75% per month with a term of 30 days with an extension of six months.  On December 25, 2008, the Company extended the loan to May 25, 2009.  On May 25, 2009, the Company extended this loan for another six months and decreased the interest rate to 12.5% per annum. The loan was used to fund operations.

On May 13, 2009, the Company signed another loan agreement denominated in U.S. dollars with Excalibur to lend Excalibur $600,000 at interest rate of 12.5% per annum with a maturity date of November 13, 2009. The loan was used to fund operations.

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

The collection of data and processing of transactions through our systems require us to receive and store a large volume of personally identifiable data. We are subject to various consumer protection laws relating to the collection, use, retention, security and transfer of personally identifiable information about our users, especially for financial information. In many states, there is currently great uncertainty whether or how existing laws governing issues such as property ownership, sales and other taxes, apply to the Internet and commercial online services. The interpretation and application of these laws are in a state of flux. These laws may be interpreted and applied inconsistently from country to country and our current data protection policies and practices may not be consistent with those interpretations and applications. . We might become exposed to potential liabilities with respect to the data that we collect, manage and processes, and may incur legal costs if our information security policies and procedures are not effective or if we are required to defend our  respective methods of collection, processing and storage of personal data. Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. Any failure, or perceived failure, by us to comply with any regulatory requirements or orders or other federal, state or international privacy or consumer protection-related laws and regulations could result in proceedings or actions against us by governmental entities or others, subject us to significant penalties and negative publicity and adversely affect us. In addition, we are subject to the possibility of security breaches, which themselves may result in a violation of these laws. Future investigations, lawsuits or adverse publicity relating to our methods of handling personal data could adversely affect our business, financial condition and results of operations due to the costs and negative market reaction relating to such developments.

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

N/A

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

Revenues. Our Revenues decreased to $12,846,809 for the fiscal year ended March 31, 2009 from $30,249,302 for the fiscal year ended March 31, 2008 because of decreased sales. Our decrease in sales can be attributable to several factors including the worldwide recession and several natural disasters in China in 2009. Also, in July 2008, we increased our initial cost to our customers in order for them to become Affiliates from $250 to $300. This increase in the initial cost might have contributed to a decrease in sales as customers believe that such an increase is prohibitively expensive for their budgets. Our products are discretionary items and in light of the worldwide recession, consumers have been decreasing their purchases of discretionary items. Also, in 1 st  quarter of 2008, we discontinued two (2) of our environmental home care products and, in 4 th  quarter of 2008, we have added four (4) nutritional products. Consumers might have decreased their purchases of our products due to the change in the products we offer.

Shipping Charges . Shipping Charges decreased to $5,657,625 for the fiscal year ended March 31, 2009 from $10,110,360 for the fiscal year ended March 31, 2008 due to decreased sales.

Costs of Goods Sold. Costs of Goods Sold decreased to $5,780,447 for the fiscal year ended March 31, 2009 from $11,423,852 for the fiscal year March 31, 2008. Costs of Goods Sold consist of merchandise purchases from vendors and decreased because of decreased sales.

Shipping Costs . Shipping Costs decreased to $2,204,502 for the fiscal year ended March 31, 2009 from $ $4,467,140 for the fiscal year ended March 31, 2008. Shipping Costs consist of freight charges to our Hong Kong facility and decreased because of decreased sales.

Gross Profits . Gross Profits decreased to $10,519,486 for the fiscal year ended March 31, 2009 from $24,468,670 for the fiscal year ended March 31, 2008. Our gross profit margin for the fiscal year ended March 31, 2009 decreased to 57% from 61% for the fiscal year ended March 31, 2008. Gross Profits and gross profit margins decreased because of decreased sales in year 2009. Also, during the year 2009, we held many promotions by giving out free products to boost our sale. As a result, our cost of goods sold was correspondingly higher in year 2009.

Selling, General and Administrative Expenses . Selling, General and Administrative Expenses increased to $8,929,162 for the fiscal year ended March 31, 2009 from $3,693,369 for the fiscal year ended March 31, 2008. Selling, General and Administrative Expenses consist of advertising and corporate administrative expenses, and increased because of professional fees incurred in connection with our Regulation S Private Placement Offering and royalty fees accrued for trademark at the year end.

Interest Income . Interest Income increased to $1,246,433 for the fiscal year ended March 31, 2009 from $275,538 for the fiscal year ended March 31, 2008. Interest Income consists of bank deposit interest, interest income from the outstanding loans and increased because of cash balance increases due to our Regulation S Private Placement Offering.

Foreign Exchange Loss . Foreign Exchange Gain increased to $723,357 for the fiscal year ended March 31, 2009 from $(4,248) for the fiscal year ended March 31, 2008. Foreign Exchange Gain increased because of gains on foreign exchange rates.

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

Our Revenues decreased to $12,846,809 for the fiscal year ended March 31, 2009 from $30,249,302 for the fiscal year ended March 31, 2008 due to decreased sales. In July 2008, we increased our initial cost to our customers in order for them to become Affiliates from $250 to $300. This increase in the initial cost might have contributed to a decrease in sales as customers believe that such an increase is prohibitively expensive for their budgets. Our products are discretionary items and in light of the worldwide recession, consumers have been decreasing their purchases of discretionary items. Also, in 1 st  quarter of , 2008, we discontinued two (2) of our environmental home care products and , in 4 th  quarter of 2008, we have added four (4) nutritional products. Consumers might have decreased their purchases of our products due to the change in the products we offer.

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

Note Receivable – Related party

The Board of Directors approved two non-interest bearing unsecured demand loans in the amount of U.S. $330,000 and $1,567,000 respectively on July 14, 2008 and July 25, 2008  to Yeuh-Chi Liu, a vendor and a member of the board of directors of Excalibur. As of the date hereof the full principal amount remains outstanding.

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

On May 28, 2009 the FASB announced the issuance of SFAS 165, Subsequent Events . SFAS 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained. The Company believes that SFAS No. 165 will have an effect on its financial statements and will comply upon effectiveness

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Fair Value Measurements

Effective April 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “ Fair Value Measurements ”, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various other accounting pronouncements. The adoption of SFAS No. 157 did not have a material effect on the Company’s financial condition or operating results.

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

On May 28, 2009 the FASB announced  the issuance of SFAS 165, Subsequent Events . SFAS 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.  The Company believes that SFAS No. 165 will have an effect on its financial statements and will comply upon effectiveness.

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

Long-Term

The Board of Directors approved two non-interest bearing unsecured demand loans in the amount of U.S. $330,000 and $1,567,000 respectively on July 14, 2008  and July 25, 2008  to Yeuh-Chi Liu, a vendor and a member of the board of directors of Excalibur. The loan amount in $1,567,000 is collateralized with 3.97% ownership of Excalibur International Marine Corp.  As of the date hereof the full principal amount remains outstanding.

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

*: 56 individuals, none exceeds 2.5% interest in Excalibur International Marine Corp.

Currently, the Company does not comply with Rule 8-04 of Regulation S-X.  However, the Company is using its best efforts to get audited financial statements from Excalibur to comply with Rule 8-04 of Regulation S-X.

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

The Company shall have the right, not the obligation to redeem the outstanding warrants, on a pro rata basis, at a purchase price of $0.00001 per warrant within thirty (30) days from the tenth (10 th ) consecutive trading day that the closing sales price, or the average of the closing bid and asked price in the event that the Company’s common stock trades on the OTC or any public securities market within the U.S., is at least Eleven Dollars ($11.00) per share.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We dismissed Weinberg & Company, P.A. (“Weinberg”) as our independent accountants on May 4, 2008.  We had engaged Weinberg to audit our financial statements.  On May 4, 2008, we engaged Child, Van Wagoner & Bradshaw, PLLC (“CVB”) as our independent accountants to audit our financial statements for the fiscal year ended March 31, 2008 and the subsequent fiscal years ending March 31 st  and to review our unaudited reports for the interim periods.  The change in accountants was approved by our board of directors on May 4, 2008.  We do not have an audit committee due to the size of our board of directors

For the period of their engagement, there were no disagreements with Weinberg on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Weinberg’s satisfaction, would have caused Weinberg to make reference to the subject matter in connection with its reports; and there were no reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K. During the period of the Company’s engagement of Weinberg, Weinberg did not issue any reports on the Company’s audited financial statements.

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

Financial Expert

Our Board of Directors has designated Mr. Norman Ko as a “financial expert” as that term is defined in Item 407 of the Sarbanes Oxley Act of 2002.

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

Options

To date the Registrant has not issued any options to its executive officers, directors or employees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of outstanding Common Stock as of the date of this Amendment No. 2 (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each owner of more than 5% of our Common Stock (5% owners). Except as set forth in the footnotes to this table, the business address of each director and executive officer listed is c/o EFT BioTech Holdings, Inc., 929 Radecki Ct., City of Industry, CA  91789.

Name of Beneficial Owners	Number of Shares Beneficially Owned	Percent of Shares Outstanding
	(1)	(2)
Jack Jie Qin —President, Chief Executive Officer and Chairman (Principal Executive Officer)	1,000	*
Sharon Tang —Chief Financial Officer (Principal Financial Officer)	0	—
George W. Curry —Chief Marketing Director	300,000	*
Jerry B. Lewin —Director	0	—
Visman Chow —Director	0	—
Norman Ko —Director	0	—
Dr. Joseph B. Williams —Former Chief Administrative Officer and Director (3)	300,000	*
Tony So —Former Treasurer (4)	300,000	*
Jun Qin Liu —Former Operations Manager and Director (5)	300,000	*
Dragon Win Management, Ltd. (6) Palm Grove Houses, P.O. Box 438 Road Town, Tortola British Virgin Islands	52,099,000	68.57%
All Current and Former Officers and Directors as a group (7 persons)	1,201,000	1.58%

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

(2)	Based on 75,983,205 shares of common stock issued and outstanding as of the date of this Amendment No. 2.

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

Note Receivable

The Board of Directors approved two non-interest bearing unsecured demand loans in the amount of U.S. $330,000 and $1,567,000 respectively on July 14, 2008  and July 25, 2008  to Yeuh-Chi Liu, a vendor and a member of the board of directors of Excalibur. The loan amount in $1,567,000 is collateralized with 3.97% ownership of Excalibur International Marine Corp.  As of the date hereof the full principal amount remains outstanding.

Director Independence

Jerry B. Lewin, Visman Chow and Norman Ko are deemed to be independent directors.

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
10.4(5)
$500,000Loan Agreement (the “Agreement”), dated November 24, 2008 , between the EFT Biotech Holdings, Inc. (as the Lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the Borrower).

10.5(5)	First Extension of $500,000 Loan, dated December 25, 2008
10.6(5)	Second Extension of $500,000 Loan, dated May 25, 2009
10.7(6)
$2,000,000 Loan Agreement (the “Agreement”) and promissory note, dated September 23, 2008,  between the EFT Biotech Holdings, Inc. (as the Lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the Borrower).

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

10.12 (7)	$330,000 Loan Agreement, dated July 14, 2008, between EFT BioTech Holdings, Inc. (Lender) and Yeuh-Chi Liu (Borrower)
10.13 (7)	Addendum to $330,000 Loan Agreement, dated July 15, 2008, between BioTech Holdings, Inc. and Yeuh-Chi Liu
10.14 (7)	$1,567,000 Loan Agreement, dated July 25, 2008, between BioTech Holdings, Inc. (Lender) and Yeuh-Chi Liu (Borrower)
14.1(3)	Code of Ethics
14.2(6)	Amended Code of Business Conduct
16.1(4)	Letter of Weinberg & Company P.A., dated April 21, 2009
31.1	Certification by Jack Jie Qin, Principal Executive Officer of EFT BioTech Holdings, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification by Sharon Tang, Principal Financial and Accounting Officer of EFT BioTech Holdings, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification by Jack Jie Qin, Principal Executive Officer of EFT BioTech Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2
Certification by Sharon Tang, Principal Financial and Accounting Officer of EFT BioTech Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Notes:

(1)	Filed as an exhibit to Form 10 (File No.: 001-34222) filed with the SEC on December 10, 2008 and incorporated by reference herein.

(2)	Filed as an exhibit to Form 10-Q for the quarter ended December 31, 2008 (File No.: 001-34222) filed with the SEC on February 13, 2009 and incorporated by reference herein.

(3)	Filed as an Exhibit to Amendment No. 1 to Form 10 (File No.: 001-34222) filed with the SEC on April 13, 2009 and incorporated by reference herein.

(4)	Filed as an Exhibit to Amendment No. 2 to Form 10 (File No.: 001-34222) filed with the SEC on April 21, 2009 and incorporated by reference herein.

(5)	Filed as an Exhibit to Form 10-K (File No.: 001-34222) filed with the SEC on July 17, 2009 and incorporated by reference herein.

(6)	Filed as an Exhibit to Amendment No. 4to Form 10 (File No.: 000-53730) filed with the SEC on September 3, 2009 and incorporated by reference herein.

(7)	Filed as an Exhibit to Amendment No. 5 to Form 10 (File No.: 000-53730) and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 19, 2009		EFT BIOTECH HOLDINGS, INC.

	By:	/s/ Jack Jie Qin
Name: Jack Jie Qin Title: President, Chief Executive Officer and Chairman (Principal Executive Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Jack Jie Qin		October 19, 2009
Jack Jie Qin	President, Chief Executive Officer and Chairman (Principal Executive Officer)

/s/ Sharon Tang	Chief Financial Officer (Principal Financial and Accounting Officer)	October 19, 2009
Sharon Tang

/s/ George W. Curry	Chief Marketing Officer and Director	October 19, 2009
George W. Curry

Jerry B. Lewin	Director

/s/ Visman Chow
Visman Chow	Director	October 19, 2009

/s/ Norman Ko
Norman Ko	Dirctor	October 19, 2009