Form 10-Q
period 2009-09-30
EFT BIOTECH HOLDINGS INC
filed 2009-11-16
CIK 1450973

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
☐ Yes    ☒ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:  As of November 16, 2009, there were 75,983,205 shares of common stock, par value $0.00001 per share, of the Registrant issued and outstanding.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	3-19
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4T.	Controls and Procedures	26

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits	27
Item 7.	Subsequent Events

SIGNATURES		28

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

EFT BIOTECH HOLDINGS, INC.

 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)
Consolidated Financial Statements

Consolidated Balance Sheets - unaudited	4

Consolidated Statements of Operations and Other Comprehensive Income - unaudited	5

Consolidated Statements of Cash Flows - unaudited	6

Notes to unaudited Consolidated Financial Statements	7

EFT BIOTECH HOLDINGS, INC.
Consolidated Balance Sheets

	September 30, 2009	March 31, 2009
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$36,597,902	$38,181,837
Inventories	3,454,589	3,908,629
Available for sale securities	694,023	508,746
Prepaid expenses	977,981	2,551,298
Short-term note receivables – related party	4,914,717	4,064,717

Total current assets	46,639,212	49,215,227

Property and equipment, net	471,174	360,156
Other receivables	96,368	33,504
Investments	14,536,757	17,129,314
Investments in bonds	4,771,924	-
Loan to related party	1,897,000	1,897,000
Security deposit	310,705	31,121

Total assets	$68,723,140	$68,666,322

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$1,232,721	$3,610,195
Other liabilities	8,385,605	6,675,552
Unearned revenues	1,064,385	1,991,215
Income tax payable	-	-

Total current liabilities	10,682,711	12,276,962

Stockholders' equity
Preferred stock, $.001 par value, 25,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.00001 par value, 4,975,000,000 authorized,
75,983,205 and 75,983,205 shares issued and outstanding
at September 30, 2009 and March 31, 2009, respectively	760	760
Additional paid in capital	52,854,891	52,854,891
Retained earnings	5,489,784	4,023,992
Accumulated other comprehensive loss	(305,006)	(490,283)

Total stockholders' equity	58,040,429	56,389,360

Total liabilities and stockholders' equity	$68,723,140	$68,666,322

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EFT BIOTECH HOLDINGS, INC.
Consolidated Statements of Operations and Other Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Sales revenues, net	$5,125,444	$4,668,808	$9,114,760	$9,420,326
Shipping charge	995,490	1,329,240	2,049,570	2,829,110
	6,120,934	5,998,048	11,164,330	12,249,436

Cost of goods sold	1,365,484	1,678,941	2,325,932	3,311,782
Shipping cost	286,468	728,537	588,368	1,465,441
	1,651,952	2,407,478	2,914,300	4,777,223

Gross profit	4,468,982	3,590,570	8,250,030	7,472,213

Selling, general and administrative expenses	2,253,548	1,083,343	4,559,866	2,329,916

Net operating income	2,215,434	2,507,227	3,690,164	5,142,297

Other income (expense)
Interest income	134,462	355,744	299,394	772,120
Investment income	-	7,088	-	7,088
Investment loss - 48.81% Excalibur	-		(1,080,969)
Subsidiary loss on equity method investment	(514,854)	-	(1,511,588)	-
Foreign exchange gain (loss)	(5,038)	854	(4,152)	355
Other, net	43,711	(3,774)	72,943	(140)

Total other income	(341,719)	359,912	(2,224,372)	779,423

Net income before income taxes	1,873,715	2,867,139	1,465,792	5,921,720

Provision for Income taxes	-	94,800	-	184,800

Net income	$1,873,715	$2,772,339	$1,465,792	$5,736,920

Unrealized gain (loss) on investments	75,129	(11,605)	185,277	(121,091)

Comprehensive income	$1,948,844	$2,760,734	$1,651,069	$5,615,829

Net income per common share
Basic and diluted	$0.02	$0.05	$0.02	$0.09

Weighted average common shares outstanding basic and diluted	75,983,205	61,083,953	75,983,205	61,083,953

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EFT BIOTECH HOLDINGS, INC.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net income	$1,465,792	$5,736,920
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	33,197	24,117
Investment loss	1,080,969	-
Subsidiary loss on equity method investment	1,511,588	-
Warranty liability	(11,655)	(42,696)
Stock based compensation	-	120
Changes in operating assets and liabilities:
Inventories	454,040	(2,620,264)
Prepaid expenses and other current assets	1,293,733	531,521
Other receivables	(62,864)	-
Accounts payable and accrued liabilities	(2,377,474)	(213,954)
Other liabilities	1,721,708	(9,151,696)
Unearned revenues	(926,830)	(3,747,070)
Income tax payable	-	184,000

Net cash provided by (used in) operating activities	4,182,204	(9,299,002)

Cash flows from investing activities:
Additions to fixed assets	(144,215)	(57,787)
Note receivables – related party	(850,000)	(22,760,000)
Purchase of bonds	(4,771,924)	-

Net cash (used in) investing activities	(5,766,139)	(22,817,787)

Cash flows from financing activities:
Restricted cash	-	37,845,432
Proceeds from issuance of stock and warrants	-	14,434,296

Net cash provided by (used in) financing activities	-	52,279,728

Net increase (decrease) in cash	(1,583,935)	20,162,939

Cash, beginning of period	38,181,837	15,165,620

Cash, end of period	$36,597,902	$35,328,559

Supplemental disclosures of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$-	$800

Non-cash investing and financing activities:
Unrealized loss on available for sale securities	$185,277	$121,091
Fixed assets sold with receivable	$33,504	$-

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

On October 20, 2008, EFT Investment Co., Ltd., a Taiwan company, was formed as a wholly-owned subsidiary of EFT Biotech Holding, Inc.

The Company, through its subsidiaries, is engaged in the E-Business designed around the concept of Business-to-customer using the World Wide Web as its “storefront” and business platform to market, sell and distribute 49 American brand products consisting of 26 nutritional products, 20 personal care products, 1 automotive fuel additives, 1 home product and a portable drinking container.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 210.8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Foreign Currency

The Company’s reporting currency is the U.S. dollar. The Company’s operation in Hong Kong uses Hong Kong dollar (HKD) as its functional currency. The financial statements of the subsidiary are translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards (SFAS) No. 52 (Accounting Standards Codification or “ASC” Topic 830), Foreign Currency Translation. According to the Statement, all assets and liabilities were translated at the year end current exchange rate, stockholders equity items are translated at the historical rates and income statement items are translated at the average exchange rate for the periodyear. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130 (ASC Topic 220), Reporting Comprehensive Income as a Component of Stockholders Equity. Foreign exchange transaction gains and losses are reflected in the income statement.  During the years 2009 and 2008 there have been immaterial currency fluctuations between HKD and USD.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company maintains its accounts in banks, several of which exceed the federally insured limit. In aggregate, approximately $31.8 million were above the federally insured limit. Management believes the Company is not exposed to any significant credit risk on those accounts.

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

For the Six Months ended September 30, 2009 and 2008, depreciation expenses were $33,197 and $24,117, respectively.

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (ASC Topic 360), Accounting for the Impairment or Disposal of Long-Lived Assets (ASC Topic 360), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30 (ASC Topic 225), Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS No. 144 (ASC Topic 360). SFAS No. 144 (ASC Topic 360) requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2009 there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 (ASC Topic 825), “Disclosures about Fair Value of Financial Instruments”, requires that the Company discloses estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value due to the short-term maturity of these instruments.

Fair Value Measurements

Effective April 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157 (ASC Topic 820), “Fair Value Measurements”, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 (ASC Topic 820) does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various other accounting pronouncements. The adoption of SFAS No. 157 (ASC Topic 820) did not have a material effect on the Company’s financial condition or operating results.

Refer to Note 4, “Fair Value Measurements” for additional information on the adoption of SFAS No. 157 (ASC Topic 820).

Stock-Based Compensation

In December 2004, the FASB issued FASB Statement No. 123R (ASC Topic 718), "Share-Based Payment, an Amendment of FASB Statement No. 123 (ASC Topic 718). SFAS 123R (ASC Topic 718) requires companies to recognize in the statement of operations the grant date fair value of stock options and other equity-based compensation issued to employees. The Company adopted SFAS 123R (ASC Topic 718) on April 1, 2006.

Stocks issued to officers or employees

On November 18, 2007 in conjunction with the reverse acquisition, the Company granted its officers an aggregate 1,201,000 shares of fully vested stock with no future requisite service requirement. The share compensation cost is measured at grant date, based on estimated fair value of the award which is $0.0018 per share.

The amount of compensation was included as a period compensation expense.  For the Six Months ended September 30, 2009 and 2008, the stock-based compensation for shares awarded were to employees was $0 and $120, respectively.

During the years 2009 and 2008, the Company has not issued any stock options or warrants to employees nor is there any outstanding warrants or options during the Six Months ended September 30, 2009, therefore pro forma disclosures are not required.

Stock issued for service

The company accounts for equity instruments issued in exchange for the receipts of goods or service from other than employees in accordance with SFAS No. 123R (ASC Topic 718) and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18 (ASC Topic 505).  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earliest of performance commitment or completion of performance by the provider of goods or service as defined by EITF 96-18 (ASC Topic 505).

 During November 2008, we issued 4,084 shares of common stock in exchange of service we received.  For the Six Months ended September 30, 2009 and 2008, the stock-based compensation for shares issued to non-employees was $0 and $120, respectively.

Revenue Recognition

The Company’s revenue recognition policy is in accordance with the requirements of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, (“SAB 104”), EITF 01-09 (ASC Topic 605), Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (ASC Topic 605) and other applicable revenue recognition guidance and interpretations. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.  Cash consideration given by the Company to its sales affiliates is considered to be a reduction of the selling prices of the Company's products, thus, is recorded as a reduction of revenue.

EFT has developed its own reverse auction program, a proprietary software program, for the purposes of increasing revenues by attracting new members to join EFT’s affiliate program. In a reverse auction the objective is to bid the price of a product down within a predetermined time frame unlike an ordinary auction (also known as a forward auction) where bidders bid the price up and the highest bidder wins the right to buy the product at the conclusion of bidding.  The reverse auction program was beta-tested and introduced to all affiliates in June 2009.  The sales revenue from the reverse auction program is recognized when bidders consumed 300 bids. (Every bid consumes $1.) The reverse auction program generated $945,400 sales revenue as of September 30, 2009.

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. For the Six Months ended September 30, 2009 and 2008, advertising expenses were $21,987 and $85,871, respectively.

Consultant Fee

On January 1, 2009, EFT International Ltd, a wholly-owned subsidiary of EFT BioTech Holdings, Inc., entered a contract with ZR Public Relation Consultant Ltd. (the Consultant), which provides public relation consulting services in Asia.  In consideration of the services rendered by the Consultant, EFT International Ltd agrees to pay 5% of total commission payout for each fiscal year.  For the six months ended September 30, 2009, consultant expense for EFT International Ltd was $570,562.

Income Taxes

The Company utilizes SFAS No. 109 (ASC Topic 740), Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB Interpretation No. 48 (ASC Topic 740), Accounting for Uncertainty in Income Taxes (“ASC Topic 740”), on April 1, 2007 The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48 (ASC Topic 740), we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 (ASC Topic 740) also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

The following table shows the weighted-average number of potentially dilutive shares excluded from the diluted net income per share calculation for the three and six months ended September 30, 2009 and 2008:

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Weighted average
warrants outstanding	14,890,040	-	14,890,040	-
Total	14,890,040	-	14,890,040	-

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Historical Numerator:
Net Income	$1,873,715	$2,772,339	$1,465,792	$5,736,920

Denominator:
Weighted-average shares used for basic net income per share	75,983,205	61,083,953	75,983,205	61,083,953
Effect of common stock equivalents	-	-	-	-
Weighted-average shares used for diluted net (loss) per share	75,983,205	61,083,953	75,983,205	61,083,953

Basic and diluted net income per share	$0.02	$0.05	$0.02	$0.09

Diluted net income per share	$0.02	$0.05	$0.02	$0.09

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

Segment Reporting

Statement of Financial Accounting Standards No. 131(ASC Topic 280), “Disclosure about Segments of an Enterprise and Related Information” requires use of the management approach model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Since management does not disaggregate Company data, the Company has determined that only one segment exists. Accordingly, no segment reporting is provided.

Recent accounting pronouncements

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards ("SFAS") SFAS No. 165 (ASC Topic 855), "Subsequent Events", SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

	September 30, 2009			September 30, 2008
	Fair Value	Cost	Unrealized (Loss)	Fair Value	Cost	Unrealized (Loss)

Available for sale securities	$694,023	$999,029	$(305,006)	$714,874	$999,029	$(284,155)
Total	$694,023	$999,029	$(305,006)	$714,874	$999,029	$(284,155)

Note 4 - FAIR VALUE MEASUREMENTS

On April 1, 2008, the Company adopted the effective portions of SFAS 157 (ASC Topic 820). In February 2008 the FASB issued FSP FAS 157-2(ASC Topic 820), “Effective Date of FASB Statement No. 157(ASC Topic 820)”, which provides a one year deferral of the effective date of SFAS No. 157 (ASC Topic 820) for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Therefore, the Company adopted the provisions of SFAS 157 (ASC Topic 820) with respect to only financial assets and liabilities.

SFAS 157(ASC Topic 820) defines fair value, establishes a framework for measuring fair value and enhances disclosure requirements for fair value measurements. This statement does not require any new fair value measurements. SFAS 157 (ASC Topic 820) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157(ASC Topic 820) establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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
In accordance with SFAS 157(ASC Topic 820), the Company measures its available for sale securities at fair value. The available for sale securities are classified within Level 1. This is because the available for sale securities are valued using quoted market prices.

Assets and liabilities measured at fair value are summarized below.

	September 30, 2009
	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total

Available for sale securities	$694,023	$-	$-	$694,023
Total assets measured at fair value	$694,023	$-	$-	$694,023

Note 5 - NOTE RECEIVABLES, RELATED PARTY

Short-Term

On June 30, 2008, the Company signed a loan agreement denominated in U.S. dollars with Excalibur International Marine Corporation (“Excalibur”) to lend $19,193,000 at no interest with a term of five month.  On November 14, 2008, the Company has received $17,628,283 from Excalibur. At the end of the five month term, the term of the loan was extended for another nine months. This loan still has an outstanding balance of $1,564,717 at quarter end of September 30, 2009.

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

On August 17, 2009, the Company signed another loan agreement denominated in U.S. dollars with Excalibur to lend $250,000 at interest rate of 12.5% per annum with a term of six months.

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

Note 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2009	March 31, 2009

Automobile	$154,724	$154,724
Furniture and fixture	60,868	12,278
Computer equipment	52,594	26,373
Machinery and equipment	41,611	6,405
Leasehold improvement	296,878	262,679

	606,675	462,459
Less: Accumulated depreciation	(135,501)	(102,303)
	$471,174	$360,156

Note 8 – INVESTMENT

On October 25, 2008, the Company through its wholly-owned subsidiary, EFT Investment Co. Ltd, a Taiwan company formed on October 20 2008, completed the acquisition of 48.81% of equity interest of Excalibur for approximately $19,193,000.  The equity method has been used for this investment. The Company’s investment in Excalibur was $14,536,757 due to Excalibur has $2,592,557 net loss for the six months and writes off for the premium the Company paid when it purchased the investment.

Investment consists of:

	September 30,	March 31,
	2009	2009
48.81% equity interest (a)	$14,536,757	$17,129,314
	$14,536,757	$17,129,314

(a) On October 20, 2008, EFT Investment Co., Ltd. was formed as a wholly-owned subsidiary of EFT BioTech Holdings, Inc.  EFT Investment Co., Ltd was formed in Taiwan. On October 25, 2008, EFT Investment Co., Ltd. completed the acquisition of 585,677,500 shares of common stock of Excalibur; representing approximately 49% shares of issued and outstanding shares of Excalibur, for an aggregate purchase price of USD $19,193,000. Prior to the acquisition of Excalibur, Excalibur was not a related person under Item 404 of regulation S-K. The equity method has been used for this investment for the six months ended September 30, 2009.

The following table shows the summary of income statement for Excalibur International Corp. for the three and six months ended September 30, 2009 and 2008:

Excalibur International Marine Corp

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Exchange rate	33	-	33	-
Revenue	$62,598	$-	$66,002	$-
Gross profit (loss)	$(1,117,410)	$-	$(3,248,239)	$-
Loss from continuing operations	$(1,054,812)	$-	$(3,182,237)	$-
Net loss	$(1,054,812)	$-	$(3,182,237)	$-
EFT 48.81% investment loss	$(514,854)	$-	$(1,553,250)	$-

The following table provides the summary of balance sheet information for Excalibur International Marine Corp. as of September 30, 2009 and March 31, 2009:

Excalibur International Marine Corp

	September 30, 2009		March 31, 2009
	NT$	USD	NT$	USD
Total assets	1,265,120,282	38,336,978	1,289,432,107	39,073,700
Total liabilities	285,120,048	8,640,001	204,417,971	6,194,484
Net assets	980,000,234	29,696,977	1,085,014,136	32,879,216
EFT 48.81% ownership	478,338,115	14,495,095	529,595,400	16,048,345
Ending balance of investment account		14,536,757		17,129,314
Difference/Premium		41,662		(1,080,969)

The difference of $41,662 was due to the exchange rate fluctuations between the periods.

The Company elected to perform an assessment of the carrying value of the equity method investment of Excalibur International as of June 30, 2009. As of June 30, 2009, the Company determined the estimated fair value of its reporting unit using a discounted cash flow model and compared the value to the carrying value of its reporting unit. This assessment indicated that the Company's carrying value in its investment was impaired.

The discount rate, sales growth, profitability assumptions and perpetual growth rate are the material assumptions utilized in the discounted cash flow model used to estimate the fair value of its reporting unit.  The amount of investment loss (impairment) for Excalibur was $1,080,969.

According to APB 18, para. 19(h) (ASC Topic 323), the current fair value of the equity method investment was less than its carrying amount with indicated a loss in value per the Company’s discounted cash flow model. The Company reports this loss as investment loss on the Statement of Operations and Other Comprehensive Income. The Company’s share of earnings or losses of the investment are shown as a subsidiary loss on equity method investment per APB 18 paragraphs 18 and 19(c)(ASC Topic 323).

The following is the shareholder’s list of Excalibur International Marine Corp as of September 30, 2009:

Excalibur International Marine Corp. Shareholders’ List

	Shareholders’ Name	# of shares	%
1	EFT Investment Co. Ltd	585,677,500	48.81%
2	Lu, TsoChun	100,000,000	8.33%
3	Chiao, Jen-Ho	82,000,000	6.83%
5	Lin, Ming-i	51,700,000	4.31%
4	Ms. Ku	50,000,000	4.17%
6	Yeuh-Chi Liu	47,660,000	3.97%
7	Steve Hsiao	46,392,500	3.87%
8	Wen Investment	40,000,000	3.33%
	Others	196,570,000	16.38%

	Total	1,200,000,000	100%

56 individuals, none exceeds 2.5% interest in Excalibur International Marine Corp.

Note 9 – OTHER LIABILITIES

Other liabilities consist of the following:

	September 30, 2009	March 31, 2009
Commission payable	$7,549,676	$5,977,969
Payroll liabilities	795,900	645,900
Warranty liability	40,029	51,683
Other	-	-
	$8,385,605	$6,675,552

Note 10 – STOCKHOLDERS’ EQUITY

Common stock

As of September 30, 2009 the Company has 4,975,000,000 shares of common stock authorized and 75,983,205 shares issued and outstanding at par value $0.00001 per share.

The Company did not issue any shares of Common Stock for the six months ended September 30, 2009.

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

Dividend

For the six months ended September 30, 2009 and 2008, approximately $0 and $0 million dividends were paid to the stockholders of EFT BioTech.

Deposits from investors and restricted cash

As of June 30, 2008, the Company received $55,078,730 deposits related to a future private placement of its common stock to non-resident aliens at a purchase price of $3.80 per unit, for a unit consisting of one share of common stock and one common stock purchase warrant. The deposits are held in an escrow account and are refundable anytime before stock subscription agreement is executed. As of September 30, 2009 we had not executed any of the stock subscription agreement.

Note 11 - INCOME TAXES

The Company was incorporated in the United States of America (“US”) and has operations in three tax jurisdictions - the United States of America, the Hong Kong Special Administrative Region (“HK SAR”) and the BVI. The Company generated substantially all of its net income from its BVI operations for the six months ended September 30, 2009 and 2008 which are not subject to any tax provision according to BVI tax law. The Company’s HK SAR subsidiaries had no taxable income in the respective periods. The deferred tax assets for the Company’s US operations and HK SAR subsidiaries were immaterial at September 30, 2009 and 2008.

The income tax expenses consist of the following:

	Six Months Ended September 30,
	2009	2008
Current:
Domestic	$-	$184,800
Foreign	-	-
Deferred	-	-
Income tax expenses	$-	$184,800

A reconciliation of income taxes, with the amount computed by applying the statutory federal income tax rate (37% for the six months ended September 30, 2009 and 2008) to income before income taxes for the six months ended September 30, 2009 and 2008, is as follows:

	Six Months Ended September 30,
	2009	2008
Income tax at U.S. statutory rate	$545,026	$1,715,862
State tax	-	800
Indefinitely invested earnings of foreign subsidiaries	(550,320)	(1,540,991)
Nondeductible expenses	5,294	9,129
	$0	$184,800
Effective tax rate	0%	3%

The Company’s effective tax rate decreased for the six months ended September 30, 2009, compared to the same period of 2008, due to, after the re-capitalization, a higher proportion of its operating profits is not subject to income tax.

Uncertain Tax Positions

As a result of the implementation of Interpretation 48 (ASC Topic 740) on April 1, 2007, the Company recognized no material adjustments to liabilities or stockholders’ equity. Interest associated with unrecognized tax benefits are classified as income tax and penalties are classified in selling, general and administrative expenses in the statements of operations. The adoption of FIN 48 (ASC Topic 740) did not have a material impact on the Company’s financial statements.

For the six months ended September 30, 2009 and 2008, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

Note 12 - WARRANTY LIABILITY

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its limited warranty. Changes in warranty liability for standard warranties which are included in current liabilities on the Company’s Consolidated Balance Sheets are presented in the following tables:

	September 30, 2009	March 31, 2009
Warranty liability at March 31	$51,684	$85,608
Costs accrued	(11,655)	(33,924)
Service obligations honored	-	-
Warranty liability at September 30	$40,029	$51,684
Current portion	$40,029	$51,684
Non-current portion	-	-
Warranty liability at end of period	$40,029	$51,684

Note 13 - COMMITMENT

Operating Lease

The Company rents office space for its sales division in Hong Kong.  The lease provides for free lease in the first two years and a monthly lease payments approximating $50,000 USD starting the beginning of the third year and expiring on June 30, 2012.  Expensing the 5-year total rent evenly over the life of the lease, the future minimum lease payments under the operating lease are as follows:

Year Ending September 30,
2010	$180,000
2011	360,000
2012	360,000

The Company rents storage space for its sales division in Hong Kong.  The lease provides for monthly lease payments approximating $1,135 USD starting on May 8, 2008 and expiring on May 7, 2010.  Future minimum lease payments under the operating leases as of September 30, 2009 approximate the following:

Year Ending September 30,
2010	$6,810
2011	1,135

The Company rents office space for its sales division in Korea.  The lease provides for monthly lease payments approximating $9,330 USD starting on June 25, 2009 and expires on June 24, 2011.  Future minimum lease payments under the operating leases as of September 30, 2009 approximate the following:

Year Ending September 30,
2010	$55,980
2011	111,960
2012	27,990

The Company rents storage space for its sales division in Korea.  The lease provides for monthly lease payments approximating $1,134 USD starting on June 25, 2009 and expires on June 24, 2011.  Future minimum lease payments under the operating leases as of September 30, 2009 approximate the following:

Year Ending September 30,
2010	$6,804
2011	13,608
2012	3,402

The Company rents office space for its sales division in Vietnam.  The lease provides for monthly lease payments approximating $2,420 USD starting on May 9, 2009 and expires on May 9, 2011.  Future minimum lease payments under the operating leases as of September 30, 2009 approximate the following:

Year Ending September 30,
2010	$14,520
2011	29,040
2012	2,420

The Company rents office space for its sales division in Vietnam SaiKong.  The lease provides for monthly lease payments approximating $1,400 USD starting on August 8, 2009 and expires on August 8, 2011.  Future minimum lease payments under the operating leases as of September 30, 2009 approximate the following:

Year Ending September 30,
2010	$8,400
2011	16,800
2012	5,600

The Company rents office space for its sales division in Thailand.  The lease provides for monthly lease payments approximating $1,860 USD starting on April 20, 2009 and expires on February 28, 2010.  Future minimum lease payments under the operating leases as of September 30, 2009 approximate the following:

Year Ending September 30,
2010	$9,300

The Company rents office space for its division as Thailand Center.  The lease provides for monthly lease payments approximating $564 USD starting on April 1, 2009 and expires on February 28, 2010.  Future minimum lease payments under the operating leases as of September 30, 2009 approximate the following:

Year Ending September 30,
2010	$2,820

The Company rents office space for its auction product purchase center in China.  The lease provides for monthly lease payments approximating $732 USD starting on June 1, 2009 and expires on May 30, 2010.  Future minimum lease payments under the operating leases as of September 30, 2009 approximate the following:

Year Ending September 30,
2010	$4,392
2011	1,464

The Company rents another office space for its auction product purchase center in China.  The lease provides for monthly lease payments approximating $264 USD starting on July 15, 2009 and expires on July 14, 2010.  Future minimum lease payments under the operating leases as of September 30, 2009 approximate the following:

Year Ending September 30,
2010	$1,584
2011	1,056

Rent expenses for the six months ended September 30, 2009 and September 30, 2008 were approximately $253,226 and $244,305, respectively.

14. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through November 16, 2009 with the date being the date that the financial statements are issued or are available to be issued.

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

RESULTS OF OPERATIONS

The Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Revenues.   Our Revenues increased to $5,125,444 for the three months ended September 30, 2009 from $4,668,808 for the three months ended September 30, 2008 because of the Company raises its unit sales price in July 2008 from $250 to $300 and the worldwide recession. The price increase only took effect for the last two months in the quarter ended September 30, 2008 compared the full three months ended September 30, 2009. This increase in the initial cost might have contributed to a decrease in sales as customers believe that such an increase is prohibitively expensive. Our products are discretionary items and in light of the worldwide recession, consumers have generally been decreasing their purchases of discretionary items.

Costs of Goods Sold.  Costs of Goods Sold decreased to $1,365,484 for the three months ended September 30, 2009 from $1,678,941 for the three months ended September 30, 2008.  Costs of Goods Sold consist of merchandise purchases from vendors and decreased because of decreased sales in quantities.

Shipping Charges.  Shipping Charges decreased to $995,490 for the three months ended September 30, 2009 from $1,329,240 for the three months ended September 30, 2008 due to decreased sales in quantities.

Shipping Costs.  Shipping Costs decreased to $286,468 for the three months ended September 30, 2009 from $728,537 for the three months ended September 30, 2008.  Shipping Costs consist of freight charges to our Hong Kong facility and decreased because of decreased sales in quantities.

Gross Profits. Gross Profits increased to $4,468,982 for the three months ended September 30, 2009 from $3,590,570 for the three months ended September 30, 2008.  Our gross profit percentage for the three months ended September 30, 2009 was 73% compared to 60% for the three months ended September 30, 2008. Gross profits increased due to the Company raising its unit sales prices in July 2008. The price increase only took effect for the last two months in the quarter ended September 30, 2008 compared the full three months ended September 30, 2009.

Selling, General and Administrative Expenses.  Selling, General and Administrative Expenses increased to $2,253,548 for the three months ended September 30, 2009 from $1,083,343 for the three months ended September 30, 2008. Selling, General and Administrative Expenses consist of advertising of $6,841 and corporate administrative expenses of $1,319,044, and increasing consultant fees to ZR Public Relation Company, Ltd. of $327,663 and royalty fees accrued for trademark of $600,000 at September 30, 2009.

Interest Income.  Interest Income decreased to $134,462 for the three months ended September 30, 2009 from $355,744 for the three months ended September 30, 2008.  Interest Income decreased due to cash balance decrease and interest rate decline at September 30, 2009.

Foreign Exchange Loss.  Foreign Exchange loss increased to $5,038 for the three months ended September 30, 2009 compared to a gain of $854 for the three months ended September 30, 2008.  Foreign Exchange loss increased because of fluctuation on foreign exchange rates.

Other Income (Net).  Other Income (Net) increased to $43,711 for the three months ended September 30, 2009 from loss of $3,774 for the three months ended September 30, 2008. Other Income (Net) consists of fees received for educational training classes and increased due to additional classes held.

The Six Months Ended September 30, 2009 Compared to the Six Months Ended September 30, 2008

Revenues.   Our Revenues decreased to $9,114,760 for the six months ended September 30, 2009 from $9,420,326 for the six months ended September 30, 2008 because of decreased sales because of the Company raises its unit sales price in July 2008 from $250 to $300 and the worldwide recession. The price increase only took effect for the last two months in the six months ended September 30, 2008 compared the full six months ended September 30, 2009. This increase in the initial cost might have contributed to a decrease in sales as customers believe that such an increase is prohibitively expensive. Our products are discretionary items and in light of the worldwide recession, consumers have generally been decreasing their purchases of discretionary items.

Costs of Goods Sold.  Costs of Goods Sold decreased to $2,325,932 for the six months ended September 30, 2009 from $3,311,782 for the six months ended September 30, 2008.  Costs of Goods Sold consist of merchandise purchases from vendors and decreased because of decreased sales.

Shipping Charges.  Shipping Charges decreased to $2,049,570 for the six months ended September 30, 2009 from $2,829,110 for the six months ended September 30, 2008 due to decreased sales.

Shipping Costs.  Shipping Costs decreased to $588,368 for the six months ended September 30, 2009 from $1,465,441 for the six months ended September 30, 2008.  Shipping Costs consist of freight charges to our Hong Kong facility and decreased because of decreased sales.

Gross Profits. Gross Profits increased to $8,250,030 for the six months ended September 30, 2009 from $7,472,213 for the six months ended September 30, 2008.  Our gross profit percentage for the six months ended September 30, 2009 was 74% compared to 65% for the six months ended September 30, 2008.  Gross profits and gross profit percentage increased due to the Company raising its unit sales prices in July 2008. The price increase only took effect for the last two months for six months ended September 30, 2008 compared the full six months ended September 30, 2009.

Selling, General and Administrative Expenses.  Selling, General and Administrative Expenses increased to $4,559,866 for the six months ended September 30, 2009 from $2,329,916 for the six months ended September 30, 2008. Selling, General and Administrative Expenses consist of advertising of $21,987 and corporate administrative expenses of $3,367,316, and increasing consultant fees to ZR Public Relation Company, Ltd. of $570,563 and royalty fees accrued for trademark of $600,000 at September 30, 2009.

Interest Income.  Interest Income decreased to $299,394 for the six months ended September 30, 2009 from $772,120 for the six months ended September 30, 2008.  Interest Income decreased due to cash balance decrease and interest rate decline at September 30, 2009.

Foreign Exchange Loss.  Foreign Exchange loss increased to $4,152 for the six months ended September 30, 2009 from a gain of $355 for the six months ended September 30, 2008.  Foreign Exchange loss increased because of fluctuation on foreign exchange rates.

Other Income (Net).  Other Income (Net) increased to $72,943 for the six months ended September 30, 2009 from loss of $140 for the six months ended September 30, 2008. Other Income (Net) consists of fees received for educational training classes and increased due to additional classes held.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the accompanying consolidated financial statements, at September 30, 2009, the Company had $36,597,902 cash on hand and a stockholders’ equity of $58,040,429. To date, we have funded our operations primarily from sales to our Affiliates and through private equity financings. While we believe in the viability of our strategy to improve sales volume and in our ability to raise additional funds, there can be no assurances to that effect.

At September 30, 2009, we had $68,723,140 in total assets, compared to $68,666,322 at March 31, 2009.  This was primarily due to the decrease of prepaid expenses. Our inventories also decreased to $3,454,589 at September 30, 2009 from $3,908,629 at March 31, 2009 due to sales decrease.  Our decrease in investments was due to an equity investment in Excalibur to $14,536,757 at September 30, 2009 from $17,129,314 at March 31, 2009, and related party Notes Receivable of $6,811,717 at September 30, 2009 compared to $5,961,717 at March 31, 2009 was due to loans made to Excalibur and Yeuh-Chi Liu.  At September 30, 2009, we had $694,023 in invested mutual funds, $4,771,924 in invested bonds and our prepaid expenses were $977,981.

At September 30, 2009, our Total Liabilities consisted of $10,682,711compared to $12,276,962 at March 31, 2009.  Liabilities consist of Accounts Payable; Other Liabilities; Unearned Revenue; Deposits from Investors; and Income Tax Payable.  Accounts payable decreased to $1,232,721 at September 30, 2009 from $3,610,195 at March 31, 2009 primarily due to due to payment of trademark royalty expenses for last fiscal year. Other liabilities consist of commissions (Affiliate rewards) payable, payroll liabilities and other liabilities, and increased to $8,385,605 at September 30, 2009 from $6,675,552 at March 31, 2009 because of increased commissions payable and payroll payable. Unearned revenue consists of customer deposits for unshipped products, and decreased to $1,064,385 at September 30, 2009 from $1,991,215 at March 31, 2009 due to increased deliveries in-transit.

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

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations (1)	$1,225,085	$290,610	$934,475	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-	-	-	-	-
Total	$1,225,08	$290,610	$934,475	-	-

(1)  Operating Lease

The Company rents office space for its sales division in Hong Kong.  The lease provides for free lease in the first two years and a monthly lease payments approximating $50,000 USD starting the beginning of the third year and expires on June 30, 2012.  Expensing the 5-year total rent evenly over the life of the lease, the future minimum lease payments under the operating lease are as follows:

Year Ending September 30,
2010	$180,000
2011	360,000
2012	360,000

The Company rents storage space for its sales division in Hong Kong.  The lease provides for monthly lease payments approximating $1,135 USD starting on May 8, 2008 and expires on May 7, 2010.  Future minimum lease payments under the operating leases as of September 30, 2009 approximate the following:

Year Ending September 30,
2010	$6,810
2011	1,135

The Company rents office space for its sales division in Korea.  The lease provides for monthly lease payments approximating $9,330 USD starting on June 25, 2009 and expires on June 24, 2011.  Future minimum lease payments under the operating leases as of September 30, 2009 approximate the following:

Year Ending September 30,
2010	$55,980
2011	111,960
2012	27,990

The Company rents storage space for its sales division in Korea.  The lease provides for monthly lease payments approximating $1,134 USD starting on June 25, 2009 and expires on June 24, 2011.  Future minimum lease payments under the operating leases as of September 30, 2009 approximate the following:

Year Ending September 30,
2010	$6,804
2011	13,608
2012	3,402

The Company rents office space for its sales division in Vietnam.  The lease provides for monthly lease payments approximating $2,420 USD starting on May 9, 2009 and expires on May 9, 2011.  Future minimum lease payments under the operating leases as of September 30, 2009 approximate the following:

Year Ending September 30,
2010	$14,520
2011	29,040
2012	2,420

The Company rents office space for its sales division in Vietnam SaiKong.  The lease provides for monthly lease payments approximating $1,400 USD starting on August 8, 2009 and expires on August 8, 2011.  Future minimum lease payments under the operating leases as of September 30, 2009 approximate the following:

Year Ending September 30,
2010	$8,400
2011	16,800
2012	5,600

The Company rents office space for its sales division in Thailand.  The lease provides for monthly lease payments approximating $1,860 USD starting on April 20, 2009 and expires on February 28, 2010.  Future minimum lease payments under the operating leases as of September 30, 2009 approximate the following:

Year Ending September 30,
2010	$9,300

The Company rents office space for its division as Thailand Center.  The lease provides for monthly lease payments approximating $564 USD starting on April 1, 2009 and expires on February 28, 2010.  Future minimum lease payments under the operating leases as of September 30, 2009 approximate the following:

Year Ending September 30,
2010	$2,820

The Company rents office space for its auction product purchase center in China.  The lease provides for monthly lease payments approximating $732 USD starting on June 1, 2009 and expires on May 30, 2010.  Future minimum lease payments under the operating leases as of September 30, 2009 approximate the following:

Year Ending September 30,
2010	$4,392
2011	1,464

The Company rents another office space for its auction product purchase center in China.  The lease provides for monthly lease payments approximating $264 USD starting on July 15, 2009 and expires on July 14, 2010.  Future minimum lease payments under the operating leases as of September 30, 2009 approximate the following:

Year Ending September 30,
2010	$1,584
2011	1,056

Rent expenses for the six months ended September 30, 2009 and September 30, 2008 were approximately $253,226 and $244,305, respectively.

Excalibur International Marine Corporation

Due to the recent changes in policy between Mainland China and Taiwan, an opportunity was recognized to take advantage of direct sailings for cargo and passengers through the Taiwan Strait.  EFT identified Excalibur International Marina Corporation (“Excalibur”), a shipping company located in Taiwan, as a viable entity to participate with in this business opportunity.  In order to expedite the purchase of a new vessel, EFT’s Board of Directors approved a non-interest bearing, unsecured loan to facilitate this purchase. On July 28, 2008, the Registrant loaned $19,193,000 to Excalibur.  This loan was still outstanding with balance of $1,564,717 as of  September 30, 2009. At the time of the transaction, Excalibur was not a related party nor did any of the Company or any of its officers or directors have any relationship with Excalibur or any of its officers and directors.

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

On August 17, 2009, the Company signed another loan agreement denominated in U.S. dollars with Excalibur to lend $250,000 at interest rate of 12.5% per annum with a term of six months.

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

SFAS No. 151 (ASC 605), “Inventory Costs,” (“SFAS 151”) clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as period charges, rather than as an inventory value. This standard also requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Registrant’s existing accounting policy for inventory valuation is generally consistent with this guidance, and therefore, the adoption of SFAS 151 (ASC 605) did not have a significant impact on the Registrant’s 2008 and 2009 financial results.

Notes Receivables from Related Parties

Notes receivable consists of receivables from the Registrant’s loans to Excalibur, Taiwan, and Yeuh-Chi Liu, each a related party. As of September 30, 2009, outstanding loans to Excalibur totaled $ 4.91 million and to Yeuh-Chi Liu $1.89 million. The Registrant periodically reviews notes receivables for reliability and collectability, and recent account activities. If the Registrant’s estimates regarding collectability are inaccurate or an unforeseen matter is to occur, the Registrant may be exposed to a write-offs or bad debts. As of September 30, 2009, the Registrant does not have an allowance for bad debts.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards ("SFAS") SFAS No. 165 (ASC Topic 855), "Subsequent Events", SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

For the quarter and three month period ended September 30, 2009, 100% of our total sales consisted of sales outside of the United States, with 0% of total sales denominated in currencies other than the United States dollar. In addition, from time to time we execute intercompany loans with our foreign subsidiaries that are denominated in foreign currencies.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2009, there were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

EFT BIOTECH HOLDINGS, INC.

Dated: November 16, 2009	/s/ JACK JIE QIN
Jack Jie Qin
Chief Executive Officer, President and Chairman
(Principal Executive Officer)

Dated: November 16, 2009	/s/ SHARON TANG
Sharon Tang
Chief Financial Officer
(Principal Financial and Accounting Officer)