Form 10-K/A
period 2009-03-31
EFT BIOTECH HOLDINGS INC
filed 2009-12-10
CIK 1450973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

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
214 Bridge Avenue
Red Bank, New Jersey 07701
Telephone: (732) 530-9007
Facsimile: (732) 530-9008
www.SourlisLaw.com

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

As of December 10, 2009, there are 75,983,205 shares of common stock issued and outstanding.

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

PART I
Explanatory Note

EFT BioTech Holdings, Inc. (the “Company”) is filing this Amendment No. 3 to its Annual Report on Form 10-K for the fiscal year ended March 31, 2009 in response to a letter, dated November 25, 2009, received by the Company from the Securities and Exchange Commission.  The letter contained comments regarding the Company’s Amendment No. 6 to its Form 10 (File No.: 000-53730) filed with the SEC on November 13, 2009.

ITEM 1. BUSINESS.

Item 1. Business.

General

The Registrant together with its subsidiaries is an e-Business company designed around the concept of “Business-to-Customer,” meaning products are sold directly to individuals, rather than the traditional “Business to Business” model where products are sold to distributors who then sell to individuals, using the World Wide Web through our website, www.eftb.us.   The contents of our website are not incorporated by reference herein.   The Registrant is a holding company and conducts its business through its operating subsidiaries.   See “Organizational History” below.  The information in this registration statement concerning the Registrant’s business and operations pertains to the operating subsidiaries. Terms such as the “Company,” “EFT,” “we,” “us,” “our” and similar phrases pertain to the activities of the operating subsidiaries unless otherwise noted.

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

Customers who originally enrolled in the Affiliate program (the “EFT Program”) shared this program with friends and relatives in China.  From this, our Chinese business grew.  Customers can join the EFT program only by being recommended by another Affiliate and by making a purchase through our website.  To purchase products, customers order on line and send payment for the order to an off-shore account.  Currently, the Company has no sales activities in the United States. EFT International Ltd. (“EFT International”) an off-shore subsidiary will verify receipt of payment and notify the appropriate distribution center to ship the products.   The Affiliate then receives the products for personal use.

As of March 31, 2009, we had approximately 980,000 Affiliates enrolled in the EFT Program. When a customer joins the EFT Program, the customer is given a membership ID number.

EFT Commission Plan:

We also have a commission plan.  The Company's commission plan is calculated on every nine new orders that are placed under an Affiliate’s identification number. When an Affiliate places an order, he/she is required to provide us with identification number of the Affiliate which referred him/her to us.  Each Affiliate is recognized to have both a right and left sales side. The Company’s compensation plan whereby Affiliates are placed into two groups, one on the left side and one on the right side of the originating Affiliate is commonly known as a “Binary Plan.”  Binary compensation plans originated in the 1990’s to the network marketing industry.  As well as the simplicity of the design that the binary compensation structure offers, there are a number of advantages that make it attractive to all network marketers.

A binary plan, as the name suggests, is based around the number 2, which represents the maximum number of frontline Affiliates that the initial Affiliates can have. Any additional Affiliates must then be placed under one of the frontline Affiliates. This creates a very supportive environment for new Affiliates as the easiest way for Affiliates to earn a commission is by assisting the new Affiliates to build their network. This team approach makes the binary plan very attractive as there is a lot of support (both initial and ongoing) as all Affiliates work towards achieving a common goal.  The binary plan benefits the Company because it encourages Affiliates to recruit other Affiliates and to help their weaker downline Affiliates to build their network (i.e., promoting teamwork) to achieve a better volume balance and a more consistent and higher commission check. Another benefit of a binary plan is that it allows a company to sell its products directly to the consumer by choosing to use a word of mouth approach (e.g., networking) instead of advertising through traditional streams (e.g., media).

The Company's binary compensation plan is calculated on every "nine" new orders that are placed under an Affiliate’s ID number for the purpose of selling the Company's products. Each Affiliate is recognized to have both a right and left sales side. The commissions that each Affiliate earns are calculated on the accumulation of nine new orders placed on these two sides with a minimum of three orders placed on one side in order to generate the commission. Commissions are paid on a weekly basis and are calculated on total new sales generated each week.

Full payment is required in U.S. Dollars prior to shipment of the products purchased.  At period end, we recognize cash received where orders have not been shipped as a liability.  We report unshipped orders as a liability under unearned revenues.  Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.  Cash consideration given by the Company to its Affiliates is considered to be a reduction of the selling prices of the Company's products, thus, is recorded as a reduction of revenue. Customers may return defective merchandise for an exchange..

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

The Registrant’s Common Stock is currently trading on the OTC Pink Sheets under the ticker symbol “EFTB.”As of the fiscal year ended March 31, 2009, there were 75,983,205 shares of Common Stock outstanding (23,583,205 were held by non-affiliates and the remaining 52,400,000 were held by affiliates).

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

Excalibur International Marine Corporation

Due to the recent changes in policy between Mainland China and Taiwan, an opportunity was recognized to take advantage of direct sailings for cargo and passengers through the Taiwan Strait.  EFT identified Excalibur International Marine Corporation (“Excalibur”), a shipping company located in Taiwan, as a viable entity to participate with in this business opportunity.  In order to expedite the purchase of a new vessel, EFT’s Board of Directors approved a non-interest bearing, unsecured loan to facilitate this purchase.

On July 28, 2008, the Registrant loaned $19,193,000 to Excalibur.  The purpose of this loan was to provide Excalibur funds to purchase a vessel ($17,628,283) and working capital ($1,564,717). This loan was still outstanding with balance of $1,564,717 bearing no interest as of March 31, 2009. At the time of the transaction, Excalibur was not a related party nor did any of the Company or any of its officers or directors have any relationship with Excalibur or any of its officers and directors.

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

Employees

As of the date of this Registration Statement, we have 5 full-time employees at the executive offices of the Registrant in the City of Industry, California and the remaining 9 at our Kowloon, Hong Kong office.  The number of employees was reduced in the City of Industry office because EFT, Inc. is no longer a fulfillment or procurement center and in the Kowloon office as a result of decreased sales generally.   We adjust the number of employees from time to time as necessary to meet the needs of the Company.

None of our employees are represented by a collective bargaining agreement. There are no pending labor-related legal actions against us filed with any state or federal agency. We believe our employee relations are good.

Available Information

We filed a Form 10 with the SEC on December 10, 2008 and the Registration Statement is effective by operation of law as of February 9, 2009.  Since the effectiveness date of the Form 10, we have been  required to file annual, quarterly and other required reports and forms with the SEC under the Securities Exchange Act of 1934, as amended.  The Form 10, as amended, and this Form 10-K, as amended, and our other reports and other information may be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding registrants that file electronically. The address of the website is http://www.sec.gov.

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

After we have been informed by the SEC that they no longer have any further comments regarding our Form 10, Buckman, Buckman & Reid, Inc., will apply file an application with FINRA for authorization to act as a market maker of our common stock on the OTC Bulletin Board.   Buckman, Buckman & Reid, Inc. served as the placement agent of our Units in the Regulation S Offering which commenced in January of, 2008 and expired on October 25, 2008. No assurance can be made that their application will be approved by FINRA.  If their application is not approved, we will remain quoted on the OTC Pink Sheets which could make our common stock less attractive for potential investments and our company less attractive for any deals.  This could decrease the value of our common stock.

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

From time to time in the Business to Consumer (B2C) e-commerce business competitors, typically catalog and other online retailers, will attempt to secure contracts with various merchandise brands to offer merchandise to their consumers. We also face competition for consumers from retailers, duty-free retailers, specialty stores, department stores and specialty and general merchandise catalogs, many of which have greater financial and marketing resources than we have. The internet online commerce market is rapidly evolving and intensely competitive. Barriers to entry are minimal and current and new competitors can launch new websites at a relatively low cost. Many competitors in this area have greater financial, technical and marketing resources than our Company. Continued advancement in technology and increasing access to that technology is paving the way for growth in the internet consumer industry. In addition, the nutritional supplement and cosmetic e-business markets have and continue to become increasingly competitive and are rapidly evolving.  We believe that we are well-positioned within the Asian consumer market with our current marketing plan of supplying American merchandise brands to Asian consumers and that our exposure to both the Asian and American cultures gives us a competitive advantage but there can be no assurance that we will maintain our competitive edge or that we will continue to provide only American made merchandise.

Consumers concerns about purchasing items through the Internet as well as external or internal infrastructure system failures could negatively impact our e-commerce sales or cause us to incur additional costs.

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

Some of our products originate from abroad (e.g., our teas originate from South Africa) and all of our Affiliates are currently located in China and Hong Kong.  As such, we are subject to the usual risks of doing business abroad, including currency fluctuations, political or labor instability and potential import restrictions, duties and tariffs. We do not maintain insurance for the potential lost profits due to such disruptions. Political or economic instability in the China or Hong Kong or elsewhere could cause substantial disruption in our business. This could materially adversely affect our financial condition and results of operations. Heightened terrorism security concerns could subject exported goods to additional, more frequent or more thorough inspections. This could delay deliveries or increase costs, which could adversely impact our results of operations. In addition, since we negotiate our purchase orders with customers in United States dollars, the value of the United States dollar against local currencies could impact our cost in dollars of production from these manufacturers. We are not currently engaged in any hedging activities to protect against these currency risks. If there is downward pressure on the value of the dollar, our customers’ purchase prices for our products could increase. We may not be able to offset an increase in production costs with a price increase to our customers.

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

Some of our information technology systems, which are primarily utilized to manage information necessary to price and ship products and to  generate reports that  report each customer’s order are dated and are comprised of multiple applications, rather than one overarching state-of-the-art system. Modifications involve replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. If we are unable to effectively implement these systems and update them where necessary, this could have a material adverse effect on its business, financial condition and results of operations.

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

Dragon Win beneficially owns 52,099,000 shares of common stock thereby controlling 68.57% of our issued and outstanding common stock as of the date of this Registration Statement.

As of the date of this registration statement, Dragon Win Management, Ltd., a British Virgin Islands company (“Dragon Win”) owns 52,099,000 shares of our common stock, thereby representing approximately 68.57% of our issued and outstanding common stock.   The board of directors of Dragon Win has voting and dispositive control of the Registrant’s common stock held by Dragon Win.  Due to the fact that Dragon Win owns a majority of our issued and outstanding common stock, the board of directors of Dragon Win can thus approve or reject all matters on which the Registrant needs approval by not less than a majority of stockholders, including mergers, acquisitions, sales of assets, amending the Registrant’s Certificate of Incorporation, electing the Registrant’s Board of Directors, and appointing the Registrant’s officers. This might make the Company less attractive for strategic partners or tender offers which consequently might artificially suppress the value of the Registrant’s common stock.

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

We have agreed to indemnify our officers and directors to fullest extent permitted under Nevada law.

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

Our Common Stock is currently traded on the OTC Pink Sheets under the ticker symbol “EFTB As of the fiscal quarter ended September  30, 2009, there were 75,983,205 shares of Common Stock outstanding (23,583,205 were held by non-affiliates and the remaining 52,400,000 were held by affiliates). Our common stock has recently been trading under $5.00 per share. The Securities and Exchange Commission has adopted regulations concerning low-priced (or “penny”) stocks. The regulations generally define “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Due to the fact that our stock is trading under $5.00, our stock is currently classified as a penny stock.

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

Fiscal Period	Low Bid Price	High Bid Price

2009
2nd Quarter Ended September 30, 2009	$3.01	$5.675
1st Quarter Ended June 30, 2009	$3.50	$3.75

2008
4th Quarter Ended March 31, 2009	$2.75	$2.75
3rd Quarter Ended December 31, 2008	$3.70	$3.80
2nd Quarter Ended September 30, 2008	$3.90	$3.95
1st Quarter Ended June 30, 2008	$5.25	$5.25

2007
4th Quarter Ended March 31, 2008	$5.45	$5.30
3rd Quarter Ended December 31, 2007	$4.15	$4.50
2nd Quarter Ended September 30, 2007	N/A	N/A
1st Quarter Ended June 30, 2007	N/A	N/A

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

Record Holders

As of December 10, 2009, there were 29,821 record holders of our common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA.

N/A

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion together with "Selected Historical Financial Data" and our consolidated financial statements and the related notes included elsewhere in this Registration Statement on Form 10-K. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under "Risk Factors” and elsewhere in this Registration Statement.

Forward Looking Statements

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

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this Registration Statement. See "Risk Factors."

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “EFT BioTech” in this Registration Statement collectively refers to the EFT BioTech Holdings, Inc. and its subsidiaries.

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

Our long term plan is to use funds from the private placement and revenues earned for investments and acquisitions to allow us to grow our existing business operations and to enter into additional territories.  To date, we have not located any acquisition targets nor do we have any commitments for capital expenditures, other than Excalibur.  We believe that due to the current global economic recession, there might be material opportunities for us to acquire smaller companies at discount prices.  There can be no assurances however that we will be successful in doing so.   Our expansion will rely to a great degree on global economic conditions and perceived future changes.  Until such time, we intend to retain our cash reserves to fund our operations.

RESULTS OF OPERATIONS

The Fiscal Year Ended March 31, 2009 Compared to the Fiscal Year Ended March 31, 2008

Assets.  At March 31, 2009, we had $68,666,322 in total assets, compared to $57,427,420 at March 31 2008.  This was primarily due to an increase in cash and cash equivalents to $38,181,837 at March 31, 2009 from $15,165,620 at March 31, 2008 following our Regulation S Private Placement. Our inventories also increased to $3,908,629 at March 31, 2009 from $2,619,429 at March 31, 2008 due to anticipated sales increases.   At March 31, 2009, our restricted cash decreased to $0 from $37,845,432 at March 31, 2008 because release of cash restriction.  Restricted cash consisted of $37 million of funds received during March of 2008 from investors for the Regulation S Private Placement Offering and held in escrow until closing.

Liabilities.  At March 31, 2009, our Total Liabilities were $12,276,962, compared to $55,687,992 at March 31, 2008.  Liabilities consist of Accounts Payable; Other Liabilities; Unearned Revenue; Deposits from Investors; and Income Tax Payable.  Accounts payable increased to $3,610,195 at March 31, 2009 from $804,041 at March 31, 2008 primarily due to increases in freight expenses incurred from decreased sales. Other liabilities consist of commissions (Affiliate rewards) payable, payroll liabilities and other liabilities, and decreased to $6,675,552 at March 31, 2009 from $12,787,714 at March 31, 2008 because of decreased commissions (Affiliate rewards) payable and payroll payable. Unearned revenue consists of customer deposits for unshipped products, and decreased to 1,991,215 at March 31, 2009 from $3,945,805 at March 31, 2008 due to decreased orders. Deposits from investors decreased to $0 at March 31, 2009 from $37,845,432 at March 31, 2008 due to our Regulation S Private Placement Offering was completed in year 2008.  Income tax payable decreased to $0 at March 31, 2009 from $305,000 at March 31, 2008 due to recognition of a tax calculation method according to the treasury regulations.

 Stockholders’ Equity (Deficit). Our Stockholders’ Equity (Deficit) increased to $56,389,360 at March 31, 2009 from $1,739,428 at March 31, 2008. This increase was primarily due to an increase in Additional Paid in Capital to $52,854,891 at March 31, 2009 from $6,552 at March 31, 2008 and in Retained Earnings to $4,023,992 at March 31, 2009 from $1,895,330 at March 31, 2008.

Revenues.   Our Revenues decreased to $12,846,809 for the fiscal year ended March 31, 2009 from $30,249,302 for the fiscal year ended March 31, 2008 because of decreased sales.  The decrease in sales from the fiscal year ended March 31, 2008 to 2009 was due to the worldwide recession and to several natural disasters in China during 2008. Also, in July 2008, we increased our initial cost to our customers in order for them to become Affiliates from $250 to $300.  This increase in the initial cost might have contributed to a decrease in sales as customers believe that such an increase is prohibitively expensive.  Our products are discretionary items and in light of the worldwide recession, consumers have generally been decreasing their purchases of discretionary items.  Also, in the 1 st  quarter of, 2008, we discontinued two (2) of our environmental home care products and, in 4 th  quarter of 2008, we have added four (4) nutritional products. Consumers might have decreased their purchases of our products due to the change in the mix of products we offer.

Shipping Charges.  Shipping Charges decreased to $5,657,625 for the fiscal year ended March 31, 2009 from $10,110,360 for the fiscal year ended March 31, 2008 due to decreased sales.

Costs of Goods Sold.  Costs of Goods Sold decreased to $5,780,447 for the fiscal year ended March 31, 2009 $11,423,852 for the fiscal year March 31, 2008.  Costs of Goods Sold consist of merchandise purchases from vendors and decreased because of decreased sales.

Shipping Costs.  Costs of Goods Sold decreased to $5,780,447 for the fiscal year ended March 31, 2009 from $11,423,852 for the fiscal year March 31, 2008.  Costs of Goods Sold consist of merchandise purchases from vendors and decreased because of decreased in sales volume.  On the contrary, Costs of Goods Sold percentage (Total Costs of Goods Sold divided by Total sales) increased from approximately 39% to 43% for the fiscal year ended March 31, 2008 and March 31, 2009 respectively due to the Company had given out free products to promote its business.

Gross Profits. Gross Profits decreased to $10,519,486 for the fiscal year ended March 31, 2009 from $24,468,670 for the fiscal year ended March 31, 2008.  Our gross profit margin for the fiscal year ended March 31, 2009 decreased to 57% from 61% for the fiscal year ended March 31, 2008.  Gross Profits and gross profit margins decreased because of decreased sales in year 2009. Also, during the year 2009, we held many promotions by giving out free products to boost our sales. As a result, our cost of goods sold was correspondingly higher in year 2009.

Selling, General and Administrative Expenses.  Selling, General and Administrative Expenses increased to $8,931,562 for the fiscal year ended March 31, 2009 from $3,693,369 for the fiscal year ended March 31, 2008, General and Administrative Expenses consist of advertising and corporate administrative expenses, and increased because of professional fees incurred in connection with our Regulation S Private Placement Offering and royalty fees accrued for trademark at the year end.

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

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the accompanying consolidated financial statements, at March 31, 2009, the Company had $38,181,837 cash on hand and a stockholders’ equity of $56,389,360. To date, we have funded our operations primarily from sales to our Affiliates and through private equity financings. While we believe in the viability of our strategy to improve sales volume and in our ability to raise additional funds, there can be no assurances to that effect.

At March 31, 2009, we had $68,666,322 in total assets, compared to $57,427,420 at March 31, 2008.  This was primarily due to our Regulation S Private Placement and outstanding loans. Our inventories also increased to $3,908,629 at March 31, 2009 from $2,619,429 at March 31, 2008 due to anticipated sales increase.  Our increase in investments was due to an equity investment in Excalibur of $17,129,314 at March 31, 2009 from $0 at March 31, 2008, and related party Notes Receivable of $5,961,717 at March 31, 2009 compared to $0 at March 31, 2008 was due to loans made to Excalibur and Yeuh-Chi Liu.  At March 31, 2009 we had $508,746 invested in mutual funds, compared to $835,965 at March 31, 2008. Our prepaid expenses increased to $2,551,298 at March 31, 2009 from $793,760 at March 31, 2008.

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

Our Revenues decreased to $12,846,809 for the fiscal year ended March 31, 2009 from $30,249,302 for the fiscal year ended March 31, 2008 due to decreased sales The decrease in revenue from the fiscal year ended March 31, 2008 to 2009 was due to the worldwide recession and to several natural disasters in China during 2008. Also, in July 2008, we increased our initial cost to our customers in order for them to become Affiliates from $250 to $300.  This increase in the initial cost might have contributed to a decrease in sales as customers believe that such an increase is prohibitively expensive for their budgets.  Our products are discretionary items and in light of the worldwide recession, consumers have been decreasing their purchases of discretionary items.  Also, in the 1 st  quarter of, 2008, we discontinued two (2) of our environmental home care products and, in 4 th  quarter of 2008, we have added four (4) nutritional products.  Consumers might have decreased their purchases of our products due to the change in the mix of products we offer.

 Accounts Payable increased to $3,610,195 at March 31, 2009 from $804,041 at March 31, 2008 to due to the trademark royalty fee accrued at the year end. Other Liabilities consist of commissions (Affiliate rewards) payable, payroll liabilities and other liabilities, and decreased to $6,657,552 at March 31, 2009 from $12,787,714 at March 31, 2008 because of decreases in commissions (Affiliate rewards) payable as a result of decreases in sales.  Unearned Revenues consist of customer deposits for unshipped products, and decreased to $1,991,215 at March 31, 2009 from $3,945,805 at March 31, 2008 because of decreased sales.  Deposits from Investors consist of net proceeds from our Regulation S Private Placement Offering of Units, and decreased to $0 at March 31, 2009 from $37,845,432 at March 31, 2008 because of the expiration of the Regulation S Offering.  Income Tax Payables consist of Federal Tax Provision, and decreased to $0 at March 31, 2009 from $305,000 at March 31, 2008 because of recognition of a tax calculation method according to the treasury regulation.

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

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More Than 5 years
Long-Term Debt Obligations		-	-	-	-
Capital Lease Obligations		-	-	-	-
Operating Lease Obligations (1)	$1,135,010	$413,875	$721,135	-	-
Purchase Obligations		-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP		-	-	-	-
Total	$1,135,010	$413,875	$721,135	-	-

(1)	Operating Lease

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

The Company rents office space for its sales division in Hong Kong.  The lease provides for free lease in the first two years and a monthly lease payments approximating $50,000 USD starting the beginning of the third year and expires on March 31, 2012.  Expensing the 5-year total rent evenly over the life of the lease, the future minimum lease payments under the operating lease are as follows:

Year Ending March 31,
2010	$360,000
2011	$360,000
2012	$360,000

The Company rents storage space to for its sales division in Hong Kong.  The lease provides for monthly lease payments approximating $1,135 USD starting on May 8, 2008 and expires on May 7, 2010.  Future minimum lease payments under the operating leases as of March 31, 2009 approximate the following:

Year Ending March 31,
2010	$13,625
2011	$1,135

Rent expenses for the year ended March 31, 2009 and March 31, 2008 were approximately $494,487 and $487,896, respectively.

Excalibur International Marine Corporation

Due to the recent changes in policy between Mainland China and Taiwan, an opportunity was recognized to take advantage of direct sailings for cargo and passengers through the Taiwan Strait.  EFT identified Excalibur International Marine Corporation (“Excalibur”), a shipping company located in Taiwan, as a viable entity to participate with in this business opportunity.  In order to expedite the purchase of a new vessel, EFT’s Board of Directors approved a non-interest bearing, unsecured loan to facilitate this purchase. On July 28, 2008, the Registrant loaned $19,193,000 to Excalibur.  This loan was still outstanding with balance of $1,564,717 as of March 31, 2009. At the time of the transaction, Excalibur was not a related party nor did any of the Company or any of its officers or directors have any relationship with Excalibur or any of its officers and directors.

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

Notes Receivables from Related Parties

Notes receivable consists of receivables from the Registrant’s loans to Excalibur, Taiwan, and Yeuh-Chi Liu, related parties. As of March 31, 2009, outstanding loans to Excalibur  totaled $ 4.06 million and to Yeuh-Chi Liu $1.89 million. The Registrant periodically reviews notes receivables for reliability and collectability, and recent account activities. If the Registrant’s estimates regarding collectability are inaccurate or an unforeseen matter is to occur, the Registrant may be exposed to a write-offs or bad debts. As of March 31, 2009, the Registrant does not have an allowance for bad debts.

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

Unearned Revenues

Unearned Revenues consist of cash amounts received in advance for goods and services to be shipped at a future date. The Registrant records the cash from customers as a liability until the products are shipped.

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

EFT BIOTECH HOLDINGS, INC.
Consolidated Statements of Operations and Other Comprehensive Income

	Year Ended
	March 31, 2009	March 31, 2008 - Restated

Sales revenues, net	$12,846,809	$30,249,302
Shipping charge	5,657,625	10,110,360
	18,504,434	40,359,662

Cost of goods sold	5,780,447	11,423,852
Shipping cost	2,204,502	4,467,140
	7,984,949	15,890,992

Gross profit	10,519,485	24,468,670

Selling, general and administrative expenses	8,929,162	3,693,369

Net operating income	1,590,323	20,775,301

Other income (expense)
Interest income	1,246,433	275,538
Subsidiary loss on equity method investment	(2,063,686)	-
Foreign exchange income	723,357	(4,248)
Other income, net	634,635	54,904

Total other income	540,739	326,194

Net income before income taxes	2,131,062	21,101,495

Income taxes	2,400	305,800

Net income	$2,128,662	$20,795,695

Unrealized loss on available for sale securities	(327,219)	(163,064)

Comprehensive income	$1,801,443	$20,632,631

Net income per common share
Basic and diluted	$0.03	$0.37

Weighted average common shares outstanding
Basic and diluted	66,637,448	55,350,545

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

EFT BIOTECH HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Year Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net income	$2,128,662	$20,795,695
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	51,514	38,340
Subsidiary loss on equity method investment	2,063,686	-
Warranty liability	(33,924)	36,912
Stock based compensation	16,731	2,162
Changes in operating assets and liabilities:
Inventories	(1,289,200)	(833,670)
Prepaid expenses and other current assets	(1,761,551)	(411,560)
Accounts payable and accrued liabilities	2,806,154	497,625
Other liabilities	(6,078,238)	12,372,996
Unearned revenues	(1,954,590)	1,434,470
Income tax payable	(305,000)	305,000

Net cash provided by operating activities	(4,355,756)	34,237,970

Cash flows from investing activities:
Additions to fixed assets	(305,068)	(101,706)
Note receivables – related party	(5,961,717)	-
Investment	(19,193,000)	-
Purchase of available for sale securities	-	(999,029)

Net cash (used in) investing activities	(25,459,785)	(1,100,735)

Cash flows from financing activities:
Restricted cash	-	(37,845,432)
Proceeds from investor deposits	-	37,845,432
Proceeds from issuance of stock and warrants	52,831,758	-
Payment of dividends	-	(18,526,177)

Net cash provided by (used in) financing activities	52,831,758	(18,526,177)

Net increase (decrease) in cash	23,016,217	14,611,058

Cash, beginning of period	15,165,620	554,562

Cash, end of period	$38,181,837	$15,165,620

Supplemental disclosures of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$2,400	$800

Non-cash investing and financing activities:
Unrealized loss on available for sale securities	$327,219	$163,064
Fixed assets sold with receivable	$33,504	$-
Release of cash from restriction	$37,845,432	$-

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

Unearned Revenues

Unearned Revenues consist of cash amounts received in advance for goods and services to be shipped at a future date. The Registrant records the cash from customers as a liability until the products are shipped.

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

Options

To date the Registrant has not issued any options to its executive officers, directors or employees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of outstanding Common Stock as of the date of this Registration Statement by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each owner of more than 5% of our Common Stock (5% owners). Except as set forth in the footnotes to this table, the business address of each director and executive officer listed is c/o EFT BioTech Holdings, Inc., 929 Radecki Ct., City of Industry, CA  91789.

Name of Beneficial Owners	Number of Shares Beneficially Owned	Percent of Shares Outstanding
	(1)	(2)
Jack Jie Qin —President, Chief Executive Officer and Chairman (Principal Executive Officer)	1,000	*
Sharon Tang —Chief Financial Officer (Principal Financial and Accounting Officer)	0	—
George W. Curry —Chief Marketing Director	300,000	*
Jerry B. Lewin —Director	0	—
Visman Chow —Director	0	—
Norman Ko —Director	0	—

Dragon Win Management, Ltd. (3) Palm Grove Houses, P.O. Box 438 Road Town, Tortola British Virgin Islands	52,099,000	68.57%
Greenstone Holdings, Inc. (4) 48 Wall Street, 11th Floor New York, NY 10005	4,000,000	5.26%
Officers and Directors as a group (6 persons)	301,000	*

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

(2)	Based on 75,983,205 shares of common stock issued and outstanding as of the date of this Amendment No. 3.

(3)
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

(4)	Wallace Gaikus and Peter Lau have voting and dispositive control of Greenstone Holdings, Inc.

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

Loan to Excalibur Marine Exploration

As disclosed in this Form 10-K, the Company has loaned amounts to Excalibur, a related party.  On October 25, 2008, EFT Investment Co., Ltd. completed the acquisition of 58,567,750 shares of common stock of Excalibur, representing approximately 49% shares of issued and outstanding shares of Excalibur, for an aggregate purchase price of USD $19,193,000. Prior to the acquisition of Excalibur, the Company did not have any relationship with Excalibur nor was it deemed to be a related party.

Note Receivable

On July 14, 2008, the Company entered into a loan agreement and issued a promissory note to Yeuh-Chi Liu, a vendor and a director of the Company’s Board of Directors, for the principal amount of $330,000.  The loan is non-interesting bearing and was payable upon demand.  On July 15, 2009, the loan agreement was amended to change the term of the loan to December 15, 2009. As of the date hereof, the full principal amount remains outstanding.

On July 25, 2008, the Company entered into a loan agreement and issued a promissory note to Yeuh-Chi Liu, a vendor and a director of the Company’s Board of Directors, for the principal amount of $1,567,000.  The loan is non-interesting bearing and was payable upon demand.  The loan is secured by Yeuh-Chi Liu’s 3.97% ownership interest of Excalibur Marine Company.

The Board of Directors approved two non-interest bearing, unsecured demand loans in the amount of U.S. $330,000 and $1,567,000 on July 14, 2008 and July 25, 2008, respectively, to Yeuh-Chi Liu who is a vendor and director on the board of Excalibur.

Director Independence

None of our directors are deemed to be independent.

ITEM 8.         LEGAL PROCEEDINGS

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

Notes:

(1)	Filed as an exhibit to Form 10 (File No.: 001-34222) filed with the SEC on December 10, 2008 and incorporated by reference herein.

(2)	Filed as an exhibit to Form 10-Q for the quarter ended December 31, 2008 (File No.: 001-34222) filed with the SEC on February 13, 2009 and incorporated by reference herein.

(3)	Filed as an Exhibit to Amendment No. 1 to Form 10 (File No.: 001-34222) filed with the SEC on April 13, 2009 and incorporated by reference herein.

(4)	Filed as an Exhibit to Amendment No. 2 to Form 10 (File No.: 001-34222) filed with the SEC on April 21, 2009 and incorporated by reference herein.

(5)	Filed as an Exhibit to Form 10-K (File No.: 001-34222) filed with the SEC on July 17, 2009 and incorporated by reference herein.

(6)	Filed as an Exhibit to Amendment No. 4to Form 10 (File No.: 000-53730) filed with the SEC on September 3, 2009 and incorporated by reference herein.

(7)	Filed as an Exhibit to Amendment No. 5 to Form 10 (File No.: 000-53730) filed with the SEC on October 19, 2009 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 10 , 2009		EFT BIOTECH HOLDINGS, INC.

	By:	/s/ Jack Jie Qin
Name: Jack Jie Qin Title: President, Chief Executive Officer and Chairman (Principal Executive Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Jack Jie Qin		December 10, 2009
Jack Jie Qin	President, Chief Executive Officer and Chairman (Principal Executive Officer)

/s/ Sharon Tang	Chief Financial Officer (Principal Financial and Accounting Officer)	December 10, 2009
Sharon Tang

/s/ George W. Curry	Chief Marketing Officer and Director	December 10, 2009
George W. Curry

Jerry B. Lewin	Director

/s/ Visman Chow
Visman Chow	Director	December 10, 2009

/s/ Norman Ko
Norman Ko	Dirctor	December 10, 2009