Form 10-Q/A
period 2009-06-30
EFT BIOTECH HOLDINGS INC
filed 2009-12-10
CIK 1450973

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
☐ Yes      ☒ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:  As of December 10, 2009, there were 75,983,205 shares of common stock, par value $0.00001 per share, of the Registrant issued and outstanding.

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 to amend the disclosure in Note 13 to the Registrant’s financial statements pursuant to a comment letter, dated November 25, 2009, from the SEC. The remaining items of the initial Form 10-Q have not been changed and are incorporated by reference herein.  The Registrant is also refilling Exhibits 31 and 32 with this Amendment No. 1.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

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

The Company rents office space for its service center in Korea.  The lease provides for monthly lease payments approximating $9,330 USD starting on June 25, 2009 and expires on June 24, 2011.  Future minimum lease payments under the operating leases as of June 30, 2009 approximate the following:

Year Ending June 30,
2010	$83,970
2011	111,960
2012	27,990

The Company rents storage space for its service center in Korea.  The lease provides for monthly lease payments approximating $1,134 USD starting on June 25, 2009 and expires on June 24, 2011.  Future minimum lease payments under the operating leases as of June 30, 2009 approximate the following:

Year Ending June 30,
2010	$10,206
2011	13,608
2012	3,402

The Company rents office space for its service center in Vietnam.  The lease provides for monthly lease payments approximating $2,420 USD starting on May 9, 2009 and expires on May 9, 2011.  Future minimum lease payments under the operating leases as of June 30, 2009 approximate the following:

Year Ending June 30,
2010	$21,780
2011	29,040
2012	2,420

The Company rents office space for its service center in Vietnam SaiKong.  The lease provides for monthly lease payments approximating $1,400 USD starting on August 8, 2009 and expires on August 8, 2011.  Future minimum lease payments under the operating leases as of June 30, 2009 approximate the following:

Year Ending June 30,
2010	$12,600
2011	16,800
2012	5,600

The Company rents office space for its service center in Thailand.  The lease provides for monthly lease payments approximating $1,860 USD starting on April 20, 2009 and expires on February 28, 2010.  Future minimum lease payments under the operating leases as of June 30, 2009 approximate the following:

Year Ending June 30,
2010	$16,740

The Company rents office space for its service center as Thailand Center.  The lease provides for monthly lease payments approximating $564 USD starting on April 1, 2009 and expires on February 28, 2010.  Future minimum lease payments under the operating leases as of June 30, 2009 approximate the following:

Year Ending June 30,
2010	$5,076

The Company rents office space for its auction product purchase center in China.  The lease provides for monthly lease payments approximating $732 USD starting on June 1, 2009 and expires on May 30, 2010.  Future minimum lease payments under the operating leases as of June 30, 2009 approximate the following:

Year Ending June 30,
2010	$6,588
2011	1,464

The Company rents another office space for its auction product purchase center in China.  The lease provides for monthly lease payments approximating $264 USD starting on July 15, 2009 and expires on July 14, 2010.  Future minimum lease payments under the operating leases as of June 30, 2009 approximate the following:

Year Ending June 30,
2010	$2,376
2011	1,056

Rent expenses for the three months ended June 30, 2009 and June 30, 2008 were approximately $183,914 and $120,535, respectively.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

EFT BIOTECH HOLDINGS, INC.

Dated: December 10, 2009	/s/ Jack Jie Qin
Jack Jie Qin
Chief Executive Officer, President and Chairman
(Principal Executive Officer)

Dated: December 10, 2009	/s/ Sharon Tang
Sharon Tang
Chief Financial Officer
(Principal Financial and Accounting Officer)