Form 10-Q/A
period 2009-06-30
EFT BIOTECH HOLDINGS INC
filed 2010-01-15
CIK 1450973

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Amendment No. 2)

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
☐ Yes      ☒ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:  As of January 15, 2010, there were 75,983,205 shares of common stock, par value $0.00001 per share, of the Registrant issued and outstanding.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	4-19
SIGNATURES		19

PART I - FINANCIAL INFORMATION

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 to amend the disclosure in Note 13 to the Registrant’s financial statements pursuant to comment letters, dated November 25, 2009 and December 23, 2010, from the SEC. The remaining items of the initial Form 10-Q have not been changed and are incorporated by reference herein.  The Registrant is also refiling Exhibits 31 and 32 with this Amendment No. 2.

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

EFT BIOTECH HOLDINGS, INC.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net income(loss)	$(407,924)	$2,964,581
Adjustments to reconcile net income(loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	12,589	11,795
Loss on investment-equity method	2,077,703	-
Warranty liability	(4,275)	(32, 445)
Changes in operating assets and liabilities:
Inventories	251,572	(2,964,173)
Prepaid expenses and other current assets	1,510,777	203,580
Accounts payable and accrued liabilities	(2,085,821)	(227,069)
Other liabilities	1,076,644	(9,394,170)
Unearned revenues	202,360	(1,056,435)
Income tax payable	-	90,000

Net cash provided by (used in) operating activities	2,633,625	(10,404,336)

Cash flows from investing activities:
Additions to fixed assets	(39,477)	(49,101)
Note receivables – related party	(600,000)	-

Net cash (used in) investing activities	(639,477)	(49,101)

Cash flows from financing activities:
Restricted cash	-	(17,233,298)
Proceeds from investor deposits	-	17,233,298

Net cash provided by (used in) financing activities	-	-

Net increase (decrease) in cash	1,994,148	(10,453,437)

Cash, beginning of period	38,181,837	15,165,620

Cash, end of period	$40,175,985	$4,712,183

Supplemental disclosures of cash flow information:
Income taxes paid in cash	$-	$800

Non-cash investing and financing activities:
Unrealized (gain)loss on available for sale securities	$(110,148)	$109,486

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

 The following is the shareholder’s list of Excalibur International Marine Corp as of June 30, 2009:

Excalibur International Marine Corp. Shareholders’ List
	Shareholders’ Name	# of shares	%
1	EFT Investment Co. Ltd	58,567,750	48.81%
2	Lu, TsoChun	10,000,000	8.33%
3	Chiao, Jen-Ho	8,200,000	6.83%
5	Lin, Ming-i	5,170,000	4.31%
4	Ms. Ku	5,000,000	4.17%
6	Yeuh-Chi Liu	4,766,000	3.97%
7	Steve Hsiao	4,639,250	3.87%
8	Wen Investment	4,000,000	3.33%
	Others	19,657,000	16.38%

	Total	120,000,000	100%

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

The Company shall have the right, not the obligation to redeem the outstanding warrants, on a pro rata basis, at a purchase price of $0.00001 per warrant within thirty (30) days from the tenth (10 th) consecutive trading day that the closing sales price, or the average of the closing bid and asked price in the event that the Company’s common stock trades on the OTC or any public securities market within the U.S., is at least Eleven Dollars ($11.00) per share.

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

Uncertain Tax Positions

As a result of the implementation of Interpretation FIN 48 on April 1, 2007, the Company recognized no material adjustments to liabilities or stockholders’ equity. Interest associated with unrecognized tax benefits are classified as income tax and penalties are classified in selling, general and administrative expenses in the statements of operations. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

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

Month Ending June 30,
2010	$83,970
2011	111,960
2012	27,990
Total	$223,920

 The Company rents storage space for its service center in Korea.  The lease provides for monthly lease payments approximating $1,134 USD starting on June 25, 2009 and expires on June 24, 2011.  Future minimum lease payments under the operating leases as of June 30, 2009 approximate the following:

Month Ending June 30,
2010	$10,206
2011	13,608
2012	3,402
Total	$27,216

The Company rents office space for its service center in Vietnam.  The lease provides for monthly lease payments approximating $2,420 USD starting on May 9, 2009 and expires on May 9, 2011.  Future minimum lease payments under the operating leases as of June 30, 2009 approximate the following:

Month Ending June 30,
2010	$21,780
2011	29,040
2012	2,420
Total	$53,240

The Company rents office space for its service center in Vietnam SaiKong.  The lease provides for monthly lease payments approximating $1,400 USD starting on August 8, 2009 and expires on August 8, 2011.  Future minimum lease payments under the operating leases as of June 30, 2009 approximate the following:

Month Ending June 30,
2010	$12,600
2011	16,800
2012	5,600
Total	$35,000

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

Month Ending June 30,
2010	$6,588
2011	1,464
Total	$8,052

The Company rents another office space for its auction product purchase center in China.  The lease provides for monthly lease payments approximating $264 USD starting on July 15, 2009 and expires on July 14, 2010.  Future minimum lease payments under the operating leases as of June 30, 2009 approximate the following:

Month Ending June 30,
2010	$2,376
2011	1,056
Total	$3,432

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

EFT BIOTECH HOLDINGS, INC.

Dated: January 15, 2010	/s/ JACK JIE QIN
Jack Jie Qin
Chief Executive Officer, President and Chairman
(Principal Executive Officer)

Dated: January 15, 2010	/s/ SHARON TANG
Sharon Tang
Chief Financial Officer
(Principal Financial and Accounting Officer)