Form 10-Q
period 2009-12-31
EFT BIOTECH HOLDINGS INC
filed 2010-02-16
CIK 1450973

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 001-34222

EFT BIOTECH HOLDINGS, INC.
 (Exact name of registrant as specified in its charter)

Nevada	20-1211204
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

929 Radecki Court
City of Industry, CA	91748
(Address of Principal Executive Offices)	(Zip Code)

Issuer's Telephone Number:  (626) 581 - 0388

With Copies to:
Virginia K Sourlis, Esq.
The Sourlis Law Firm
214 Broad Street
Red Bank, New Jersey 07701
Telephone:  (732) 530-9007
Fax: (732) 530-9008
www.SourlisLaw.com

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
☐ Yes      ☒ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:  As of February 16, 2010, there were 75,983,205 shares of common stock, par value $0.00001 per share, of the Registrant issued and outstanding.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	3-25
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4T.	Controls and Procedures	33

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Submission of Matters to a Vote of Security Holders	33
Item 5.	Other Information	34
Item 6.	Exhibits	34
Item 7.	Subsequent Events	34

SIGNATURES		38

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page(s)

Consolidated Financial Statements

Consolidated Balance Sheets	5

Consolidated Statements of Operations and Other Comprehensive Income (unaudited)	6

Consolidated Statements of Cash Flows (unaudited)	7

Notes to unaudited Consolidated Financial Statements	8

EFT BIOTECH HOLDINGS, INC.
Consolidated Balance Sheets

	December 31, 2009	March 31, 2009
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$37,396,099	$38,181,837
Inventories	3,432,473	3,908,629
Available for sale securities	771,300	508,746
Prepaid expenses	761,794	2,551,298
Short-term note receivables – related party	5,424,717	4,064,717

Total current assets	47,786,383	49,215,227

Property and equipment, net	459,002	360,156
Construction in progress	672,625
Other receivables	320,059	33,504
Investments	14,072,191	17,129,314
Investments in bonds	4,767,023	-
Loan to related party	1,897,000	1,897,000
Security deposit	324,331	31,121

Total assets	$70,298,614	$68,666,322

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,290,698	$3,610,195
Other liabilities	7,577,251	6,675,552
Unearned revenues	2,791,480	1,991,215

Total current liabilities	11,659,429	12,276,962

Stockholders' equity
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value, 4,975,000,000 authorized, 75,983,205 shares issued and outstanding at December 31, 2009 and March 31, 2009	760	760
Additional paid in capital	52,854,891	52,854,891
Retained earnings	6,011,263	4,023,992
Accumulated other comprehensive loss	(227,729)	(490,283)

Total stockholders' equity	58,639,185	56,389,360

Total liabilities and stockholders' equity	$70,298,614	$68,666,322

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EFT BIOTECH HOLDINGS, INC.
Consolidated Statements of Operations and Other Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
		Restated		Restated
Sales revenues, net	$3,362,196	$1,866,413	$12,476,956	$11,286,739
Shipping charge	965,520	705,210	3,015,090	3,534,320
	4,327,716	2,571,623	15,492,046	14,821,059

Cost of goods sold	1,048,913	771,142	3,374,844	4,082,924
Shipping cost	334,879	87,960	923,247	1,553,401
	1,383,792	859,102	4,298,091	5,636,325

Gross profit	2,943,924	1,712,521	11,193,955	9,184,734

Selling, general and administrative expenses	2,398,664	1,129,554	6,958,530	3,459,470

Net operating income	545,260	582,967	4,235,425	5,725,264

Other income (expense)
Interest income	426,577	483,723	725,971	1,255,843
Investment income	-	4,337	-	11,425
Investment loss - 48.81% Excalibur	-	-	(1,080,969)	-
Subsidiary loss on equity method investment	(464,566)	-	(1,976,154)	-
Foreign exchange gain (loss)	751	(841,920)	(3,402)	(841,565)
Other income, net	13,457	304,952	86,400	304,812

Total other income (expense)	(23,781)	(48,908)	(2,248,154)	730,515

Net income before income taxes	521,479	534,059	1,987,271	6,455,779

Provision for Income taxes	-	3,247	-	188,047

Net income	$521,479	$530,812	$1,987,271	$6,267,732

Unrealized gain (loss) on investments	77,277	(246,810)	262,554	(367,901)

Comprehensive income	$598,756	$284,002	$2,249,825	$5,899,831

Net income per common share
Basic	$0.01	$0.01	$0.03	$0.10

Weighted average common shares outstanding basic	75,983,205	68,536,356	75,983,205	63,578,836

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EFT BIOTECH HOLDINGS, INC.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	December 31, 2009	December 31, 2008
Cash flows from operating activities:		(Restated)
Net income	$1,987,271	$6,267,732
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	54,802	36,440
Investment loss	1,080,969	-
Subsidiary loss on equity method investment	1,976,154	-
Warranty liability	(9,079)	(41,293)
Stock based compensation	-	16,850
Changes in operating assets and liabilities:
Inventories	476,156	(1,873,435)
Prepaid expenses and other current assets	1,496,294	419,222
Other receivables	(286,556)	(2,322)
Accounts payable and accrued liabilities	(2,319,497)	(174,041)
Other liabilities	910,778	(8,743,705)
Unearned revenues	800,265	(1,400,020)
Income tax payable	-	184,000

Net cash provided by (used in) operating activities	6,167,557	(5,310,572)

Cash flows from investing activities:
Additions to fixed assets	(153,647)	(62,587)
Construction in progress	(672,625)	-
Note receivables – related party	(1,360,000)	(4,067,000)
Purchase of bond	(4,767,023)	-
Increase in Investment	-	(19,193,000)

Net cash (used in) investing activities	(6,953,295)	(23,322,587)

Cash flows from financing activities:
Restricted cash	-	37,845,432
Proceeds from investor deposits	-	(37,845,432)
Proceeds from issuance of stock and warrants	-	52,831,639

Net cash provided by financing activities	-	52,831,639

Net increase (decrease) in cash	(785,738)	24,198,480

Cash, beginning of period	38,181,837	15,165,620

Cash, end of period	$37,396,099	$39,364,100

Supplemental disclosures of cash flow information:
Income taxes paid in cash	$-	$4,047

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

Foreign Currency

The Company’s reporting currency is the U.S. dollar. The Company’s operation in Hong Kong uses Hong Kong dollar (HKD) as its functional currency. The financial statements of the subsidiary are translated into U.S. Dollars (USD) in accordance with Accounting Standards Codification or “ASC” Topic 830, Foreign Currency Translation. According to the Statement, all assets and liabilities were translated at the year end current exchange rate, stockholders equity items are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, Reporting Comprehensive Income as a Component of Stockholders Equity. Foreign exchange transaction gains and losses are reflected in the income statement.  During the years 2009 and 2008 there have been immaterial currency fluctuations between HKD and USD.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company maintains its accounts in banks, several of which exceed the federally insured limit. In aggregate, approximately $34.1 million were above the federally insured limit. Management believes the Company is not exposed to any significant credit risk on those accounts.

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

For the Nine months ended December 31, 2009 and 2008, depreciation expenses were $54,802 and $36,440, respectively.

Long-Lived Assets

Effective January 1, 2002, the Company adopted ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets, ASC Topic 360 which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of ASC Topic 225, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC Topic 360. ASC Topic 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2009 there were no significant impairments of its long-lived assets.

Fair Value of Financial Instruments

ASC Topic 825, requires that the Company discloses estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value due to the short-term maturity of these instruments.

Fair Value Measurements

Effective April 1, 2008, the Company adopted ASC Topic 820, defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. ASC Topic 820 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various other accounting pronouncements. The adoption of ASC Topic 820 did not have a material effect on the Company’s financial condition or operating results.

Refer to Note 4, “Fair Value Measurements” for additional information on the adoption of ASC Topic 820.

Stock-Based Compensation

ASC Topic 718 requires companies to recognize in the statement of operations the grant date fair value of stock options and other equity-based compensation issued to employees. The Company adopted ASC Topic 718 on April 1, 2006.

Stocks issued to officers or employees

On November 18, 2007 in conjunction with the reverse acquisition, the Company granted its officers an aggregate 1,201,000 shares of fully vested stock with no future requisite service requirement. The share compensation cost is measured at grant date, based on estimated fair value of the award which is $0.0018 per share.
.
The amount of compensation was included as a period compensation expense.  For the nine months ended December 31, 2009 and 2008, the stock-based compensation for shares awarded were to employees was $0 and $16,850, respectively.

During the years 2009 and 2008, the Company has not issued any stock options or warrants to employees nor are there any outstanding warrants or options during the nine months ended December 31, 2009, therefore pro forma disclosures are not required.

Stock issued for service

The company accounts for equity instruments issued in exchange for the receipts of goods or service from other than employees in accordance with Accounting Standards Codification or “ASC” Topic 718 and the conclusions reached by ASC Topic 505.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earliest of performance commitment or completion of performance by the provider of goods or service as defined by ASC Topic 505.

 During November 2008, we issued 4,084 shares of common stock in exchange of service we received.  For the nine months ended December 31, 2009 and 2008, the stock-based compensation for shares issued to non-employees was $0 and $16,850, respectively.

Revenue Recognition

The Company’s revenue recognition policy is in accordance with the requirements of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, (“SAB 104”), ASC Topic 605, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) ASC Topic 605 and other applicable revenue recognition guidance and interpretations. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.  Cash consideration given by the Company to its sales affiliates is considered to be a reduction of the selling prices of the Company's products, thus, is recorded as a reduction of revenue.

Warranty

The Company generally does not provide customers with right of return except for defective products which is within six month warranty period from date of sales.  Historically, the company warranty provisions have not been material. The specific warranty terms and conditions vary depending upon the product sold, but generally include replacement over a period of nine months. Factors that affect the Company’s warranty liability include the number of products currently under warranty, historical and anticipated rates of warranty claims on those products, and cost per claim to satisfy the warranty obligation. The anticipated rate of warranty claims is the primary factor impacting the estimated warranty obligation. Warranty claims are relatively predictable based on our historical experience. Warranty reserves are included in other liabilities and the provision for warranty accruals is included in cost of goods sold in the consolidated statement of Operations and Other Comprehensive Income. Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management's estimate of the costs to remediate the claims and adjusts the provisions accordingly.

Currently, the Company estimates its warranty expense as follows:

Products sold for
0-2 months	2% of cost
3-4 months	1.5% of cost
5-6 months	1% of cost

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its limited warranty. The specific warranty terms and conditions vary depending upon the product sold, but generally include replacement over a period of nine months. Factors that affect the Company’s warranty liability include the number of products currently under warranty, historical and anticipated rates of warranty claims on those products, and cost per claim to satisfy the warranty obligation. The anticipated rate of warranty claims is the primary factor impacting the estimated warranty obligation. The other factors are less significant due to the fact that the warranty period is only nine months and replacement is generally already in stock or available at a pre-determined price. Warranty claims are relatively predictable based on historical experience of failure rates. If actual results differ from the estimates, the Company revises its estimated warranty liability.

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

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. For the Nine months ended December 31, 2009 and 2008, advertising expenses were $31,429 and $87,630, respectively.

Consultant Fee

On January 1, 2009, EFT International Ltd, a wholly-owned subsidiary of EFT BioTech Holdings, Inc., entered a contract with ZR Public Relation Consultant Ltd. (the Consultant), which provides public relation consulting services in Asia.  In consideration of the services rendered by the Consultant, EFT International Ltd agrees to pay 5% of total commission payout for each fiscal year.  For the nine months ended December 31, 2009, consultant expense for EFT International Ltd was $962,492.

Income Taxes

The Company utilizes ASC Topic 740, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of ASC Topic 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Topic 740, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

The following table shows the weighted-average number of potentially dilutive shares excluded from the diluted net income per share calculation for the three and nine months ended December 31, 2009 and 2008:

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Weighted average
warrants outstanding	14,890,040	14,890,040	14,890,040	14,890,040
Total	14,890,040	14,890,040	14,890,040	14,890,040

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2009	2008 (Restated)	2009	2008 (Restated)
Historical Numerator:
Net Income	$521,479	$530,812	$1,987,271	$6,267,732

Denominator:
Weighted-average shares used for basic net income per share	75,983,205	68,536,356	75,983,205	63,578,836
Effect of common stock equivalents
Basic net income per share	$0.01	$0.01	$0.03	$0.10

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

Segment Reporting

ASC Topic 280, “Disclosure about Segments of an Enterprise and Related Information” requires use of the management approach model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Since management does not disaggregate Company data, the Company has determined that only one segment exists. Accordingly, no segment reporting is provided.

Recent accounting pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

	December 31, 2009			December 31, 2008
	Fair Value	Cost	Unrealized (Loss)	Fair Value	Cost	Unrealized (Loss)

Available for sale securities	$771,300	$999,029	$(227,729)	$508,746	$999,029	$(490,283)
Total	$771,300	$999,029	$(227,729)	$508,746	$999,029	$(490,283)

Note 4 - FAIR VALUE MEASUREMENTS

On April 1, 2008, the Company adopted the effective portions of ASC Topic 820. In February 2008 the FASB issued ASC Topic 820, which provides a one year deferral of the effective date of ASC Topic 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Therefore, the Company adopted the provisions of ASC Topic 820 with respect to only financial assets and liabilities.

ASC Topic 820 defines fair value, establishes a framework for measuring fair value and enhances disclosure requirements for fair value measurements. This statement does not require any new fair value measurements. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC Topic 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2—Include other inputs that are directly or indirectly observable in the marketplace.
Level 3—Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In accordance with ASC Topic 820, the Company measures its available for sale securities at fair value. The available for sale securities are classified within Level 1. This is because the available for sale securities are valued using quoted market prices.

Assets and liabilities measured at fair value are summarized below.

December 31, 2009
Level 1
	Quoted Prices	Level 2
	in Active	Significant	Level 3
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total

Available for sale securities	$771,300	$-	$-	$771,300
Total assets measured at fair value	$771,300	$-	$-	$771,300

Note 5 - NOTE RECEIVABLES, RELATED PARTY

Short-Term

On June 30, 2008, the Company signed a loan agreement denominated in U.S. dollars with Excalibur International Marine Corporation (“Excalibur”) to lend $19,193,000 at no interest with a term of five month.  On November 14, 2008, the Company has received $17,628,283 from Excalibur. At the end of the five month term, the term of the loan was extended for another nine months. This loan still has an outstanding balance of $1,564,717 at period end of December 31, 2009.

On September 23, 2008, the Company signed a loan agreement denominated in U.S. dollars with Excalibur to lend $2,000,000 at interest rate of 3.75% per month with a term of no more than 60 days.  At the end of the 60-day term, the term of the loan was extended for nine months. On May 25, 2009, the Company extended this loan to Excalibur for another nine months and lowered the interest rate to 12.5% per annum. On November 25, 2009 the Company extended this loan for another six months and decreased the interest rate to 8% per annum.

On November 24, 2008, the Company signed another loan agreement denominated in U.S. dollars with Excalibur to lend $500,000 at interest rate of 3.75% per month with a term of no more than 30 days.  At the end of the 30-day term, the term of the loan was extended for nine months. On May 25, 2009, the Company extended this loan to Excalibur for another nine months and lowered the interest rate to 12.5% per annum. On November 25, 2009 the Company extended this loan for another six months and decreased the interest rate to 8% per annum.

On May 13, 2009, the Company signed another loan agreement denominated in U.S. dollars with Excalibur to lend $600,000 at interest rate of 12.5% per annum with a term of nine months. On November 13, 2009 the Company extended this loan for another six months and decreased the interest rate to 8% per annum.

On August 17, 2009, the Company signed another loan agreement denominated in U.S. dollars with Excalibur to lend $250,000 at interest rate of 12.5% per annum with a term of nine months.

Long-Term

The Board of Directors approved two non-interest bearing unsecured demand loans in the amount of U.S. $330,000 and $1,567,000 respectively on July 11 and July 25 to Yeuh-Chi Liu, a vendor and a member of the board of directors of Excalibur. The loan amount in $1,567,000 is collateralized with 3.97% ownership of Excalibur. As of the date hereof only the amount of $1,567,000 remains outstanding.

Note 6 – OTHER RECEIVABLE

EFT USA, Inc. (EFT), a wholly-owned subsidiary of EFT BioTech Holdings, Inc., sold certain business properties, including computers and an auto to Industrial Fulfillment Co. (IFC) in the amount of $33,504, its net book value as other receivable, pursuant to an asset purchase agreement.  The sale of the assets under this agreement constitutes a complete transfer of all of its rights, titles and interests with respect to the assets. As of December 31, 2009 IFC paid back the full amount to EFT.

Note 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2009	March 31, 2009

Automobile	$154,724	$154,724
Furniture and fixture	60,868	12,278
Computer equipment	52,594	26,373
Machinery and equipment	41,611	6,405
Leasehold improvement	306,310	262,679

	616,107	462,459
Less: Accumulated depreciation	(157,105)	(102,303)
	$459,002	$360,156

CONSTRUCTION IN PROGRESS

The Company has entered into a developmental stage bottle water project in Baiquan, China.  To date we have secured land, permits and permission from local government officials and have started construction on our plant, warehouse and housing compound.

Construction in progress amounted to $672,625 as of December 31, 2009. The construction is mainly to build a new water filter plant. The Company will begin depreciating these assets when they are placed in service.

Note 8 – INVESTMENT

On October 25, 2008, the Company through its wholly-owned subsidiary, EFT Investment Co. Ltd, a Taiwan company formed on October 20 2008, completed the acquisition of 48.81% of equity interest of Excalibur for approximately $19,193,000.  The equity method has been used for this investment. The Company’s investment in Excalibur was $14,072,191 due to Excalibur has $3,057,123 net loss for the nine months and writes off for the premium the Company paid when it purchased the investment.

Investment consists of:

	December 31,	March 31,
	2009	2009
48.81% equity interest (a)	$14,072,191	$17,129,314
	$14,072,191	$17,129,314

(a) On October 20, 2008, EFT Investment Co., Ltd. was formed as a wholly-owned subsidiary of EFT BioTech Holdings, Inc.  EFT Investment Co., Ltd was formed in Taiwan. On October 25, 2008, EFT Investment Co., Ltd. completed the acquisition of 58,567,750 shares of common stock of Excalibur; representing approximately 49% shares of issued and outstanding shares of Excalibur, for an aggregate purchase price of USD $19,193,000. Prior to the acquisition of Excalibur, Excalibur was not a related person under Item 404 of Regulation S-K. The equity method has been used for this investment for the nine months ended December 31, 2009.

The following table shows the summary of income statement for Excalibur International Corp. for the three and nine months ended December 31, 2009:

Excalibur International Marine Corp

	Three Months Ended December 31,		Nine Months Ended December 31,

	2009	2008	2009	2008
Exchange rate	33	33	33	33
Revenue	$179,394	$10,774	$245,396	$10,774
Gross profit (loss)	$(744,371)	$(239,403)	$(4,379,419)	$(239,403)
Loss from continuing operations	$(951,785)	$(3,774,827)	$(4,134,023)	$(3,774,827)
Net loss	$(951,785)	$(3,774,827)	$(4,134,023)	$(3,774,827)
EFT 48.81% investment loss	$(464,566)	$(1,842,493)	$(2,017,817)	$(1,842,493)

The following table provides the summary of balance sheet information for Excalibur International Marine Corp. as of December 31, 2009 and March 31, 2009:

Excalibur International Marine Corp

	December 31, 2009		March 31, 2009
	NT$	USD	NT$	USD
Total assets	1,248,321,460	37,827,923	1,289,432,107	39,073,700
Total liabilities	299,730,138	9,082,731	204,417,971	6,194,484
Net assets	948,591,322	28,745,192	1,085,014,136	32,879,216
EFT 48.81% ownership	463,007,424	14,030,528	529,595,400	16,048,345
Ending balance of investment account		14,072,191		17,129,314
Difference/Premium		41,663		(1,080,969)

The difference of $41,663 was mainly due to the exchange rate fluctuations between the periods.

The premium of $1,080,969 was mainly the excess we paid to purchase of the 48.81% of ownership in Excalibur as of March 31, 2009. During the third quarter ended December 31, 2009 and with continued loss and general worsen market condition, management has determined to write-off the premium paid and recorded as part of the investment loss during the nine months ended December 31, 2009.

The following is the shareholder’s list of Excalibur International Marine Corp as of December 31, 2009:

Excalibur International Marine Corp. Shareholders’ List

	Shareholders’ Name	# of shares	%
1	EFT Investment Co. Ltd	58,567,750	48.81%
2	Lu, TsoChun	10,000,000	8.33%
3	Chiao, Jen-Ho	8,200,000	6.83%
5	Lin, Ming-i	5,170,000	4.31%
4	Ms. Ku	5,000,000	4.17%
6	Yeuh-Chi Liu	4,766,000	3.97%
7	Steve Hsiao	4,639,250	3.87%
8	Wen Investment	4,000,000	3.33%

	Others	19,657,000	16.38%

	Total	120,000,000	100%

56 individuals, none exceeds 2.5% interest in Excalibur International Marine Corp.

Note 9 – OTHER LIABILITIES

Other liabilities consist of the following:

	December 31, 2009	March 31, 2009

Commission payable	$6,663,746	$5,977,969
Payroll liabilities	870,900	645,900
Warranty liability	42,605	51,683
Other	-	-
	$7,577,251	$6,675,552

Note 10 – STOCKHOLDERS’ EQUITY

Common stock

As of December 31, 2009 the Company has 4,975,000,000 shares of common stock authorized and 75,983,205 shares issued and outstanding at par value $0.00001 per share.

The Company did not issue any shares of Common Stock for the nine months ended December 31, 2009.

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

Dividend

For the nine months ended December 31, 2009 and 2008, approximately $0 and $0 million dividends were paid to the stockholders of EFT BioTech after the merger.

Deposits from investors and restricted cash

As of June 30, 2008, the Company received $55,078,730 deposits related to a future private placement of its common stock to non-resident aliens at a purchase price of $3.80 per unit, for a unit consisting of one share of common stock and one common stock purchase warrant. The deposits were held in an escrow account and are refundable anytime before stock subscription agreement was executed. As of December 31, 2009 we had not executed any of the stock subscription agreement.

Note 11 - INCOME TAXES

The Company was incorporated in the United States of America (“US”) and has operations in three tax jurisdictions - the United States of America, the Hong Kong Special Administrative Region (“HK SAR”) and the BVI. The Company generated substantially all of its net income from its BVI operations for the nine months ended December 31, 2009 and 2008 which are not subject to any tax provision according to BVI tax law. The Company’s HK SAR subsidiaries had no taxable income in the respective periods. The deferred tax assets for the Company’s US operations and HK SAR subsidiaries were immaterial at December 31, 2009 and 2008.

The income tax expenses consist of the following:

	Nine Months Ended December 31,
	2009	2008

Current:
Domestic	$-	$188,047
Foreign	-	-
Deferred	-	-
Income tax expenses	$-	$188,047

A reconciliation of income taxes, with the amount computed by applying the statutory federal income tax rate (37% for the nine months ended December 31, 2009 and 2008) to income before income taxes for the nine months ended December 31, 2009 and 2008, is as follows:

	Nine Months Ended December 31,
	2009	2008

Income tax at U.S. statutory rate	$742,283	$3,011,062
State tax	-	2,550
Indefinitely invested earnings of foreign subsidiaries	(749,25)	(2,839,533)
Nondeductible expenses	6,992	13,968
	$0	$188,047
Effective tax rate	0%	2%

The Company’s effective tax rate decreased for the nine months ended December 31, 2009, compared to the same period of 2008, due to, after the re-capitalization, a higher proportion of its operating profits is not subject to income tax.

Uncertain Tax Positions

As a result of the implementation of ASC Topic 740, the Company recognized no material adjustments to liabilities or stockholders’ equity. Interest associated with unrecognized tax benefits are classified as income tax and penalties are classified in selling, general and administrative expenses in the statements of operations. The adoption of ASC Topic 740 did not have a material impact on the Company’s financial statements.

For the nine months ended December 31, 2009 and 2008, the Company had no unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

Note 12 - WARRANTY LIABILITY

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its limited warranty. Changes in warranty liability for standard warranties which are included in current liabilities on the Company’s Consolidated Balance Sheets are presented in the following tables:

	December 31, 2009	March 31, 2009

Warranty liability at March 31	$51,684	$85,608
Costs accrued	(9,079)	(33,924)
Service obligations honored	-	-
Warranty liability at December 31	$42,605	$51,684
Current portion	$42,605	$51,684
Non-current portion	-	-
Warranty liability at end of period	$42,605	$51,684

Note 13 - COMMITMENT

Operating Lease

The Company rents office space for its sales division in Hong Kong.  The lease provides for free lease in the first two years and a monthly lease payments approximating $50,000 USD starting the beginning of the third year and expires on June 30, 2012.  Expensing the 5-year total rent evenly over the life of the lease, the future minimum lease payments under the operating lease are as follows:

Year Ending March 31,
2010	$90,000
2011	360,000
2012	360,000

The Company rents storage space for its sales division in Hong Kong.  The lease provides for monthly lease payments approximating $1,135 USD starting on May 8, 2008 and expires on May 7, 2010.  Future minimum lease payments under the operating leases as of December 31, 2009 approximate the following:

Year Ending March 31,
2010	$3,405
2011	1,135

The Company rents office space for its sales division in Korea.  The lease provides for monthly lease payments approximating $9,330 USD starting on June 25, 2009 and expires on June 24, 2011.  Future minimum lease payments under the operating leases as of December 31, 2009 approximate the following:

Year Ending March 31,
2010	$27,990
2011	111,960
2012	27,990

The Company rents storage space for its sales division in Korea.  The lease provides for monthly lease payments approximating $1,134 USD starting on June 25, 2009 and expires on June 24, 2011.  Future minimum lease payments under the operating leases as of December 31, 2009 approximate the following:

Year Ending March 31,
2010	$3,402
2011	13,608
2012	3,402

The Company rents office space for its sales division in Vietnam.  The lease provides for monthly lease payments approximating $2,420 USD starting on May 9, 2009 and expires on May 9, 2011.  Future minimum lease payments under the operating leases as of December 31, 2009 approximate the following:

Year Ending March 31,
2010	$7,260
2011	29,040
2012	2,420

The Company rents office space for its sales division in Vietnam SaiKong.  The lease provides for monthly lease payments approximating $1,400 USD starting on August 8, 2009 and expires on August 8, 2011.  Future minimum lease payments under the operating leases as of December 31, 2009 approximate the following:

Year Ending March 31,
2010	$4,200
2011	16,800
2012	5,600

The Company rents office space for its sales division in Thailand.  The lease provides for monthly lease payments approximating $1,860 USD starting on April 20, 2009 and expires on February 28, 2010.  Future minimum lease payments under the operating leases as of December 31, 2009 approximate the following:

Year Ending March 31,
2010	$3,720

The Company rents office space for its division as Thailand Center.  The lease provides for monthly lease payments approximating $564 USD starting on April 1, 2009 and expires on February 28, 2010.  Future minimum lease payments under the operating leases as of December 31, 2009 approximate the following:

Year Ending March 31,
2010	$1,128

The Company rents office space for its auction product purchase center in China.  The lease provides for monthly lease payments approximating $732 USD starting on June 1, 2009 and expires on May 30, 2010.  Future minimum lease payments under the operating leases as of December 31, 2009 approximate the following:

Year Ending March 31,
2010	$2,196
2011	1,464

The Company rents another office space for its auction product purchase center in China.  The lease provides for monthly lease payments approximating $264 USD starting on July 15, 2009 and expires on July 14, 2010.  Future minimum lease payments under the operating leases as of December 31, 2009 approximate the following:

Year Ending March 31,
2010	$792
2011	1,056

Rent expenses for the nine months ended December 31, 2009 and December 31, 2008 were approximately $397,722 and $380,197, respectively.

Note 14 - Restatement

Subsequent to the issuance of the consolidated financial statements for the period ended December 31, 2009 and 2008, the Company determined that certain errors existed in the Consolidated Statements of Operations and Other Comprehensive Income and Consolidated Statements of Cash Flow with respect to the correct stock issuing cost and bank service fee during the respective periods.  The changes to the previously discussed consolidated financial statements had impact on the Company’s net income.

EFT BIOTECH HOLDINGS, INC.
Consolidated Statements of Operations and Other Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2008	2008	2008
	(restated)	(original)	(restated)	(original)

Sales revenues, net	$1,866,413	$3,573,484	$11,286,739	$12,993,810

Shipping charge	705,210	705,210	3,534,320	3,534,320
	2,571,623	4,278,694	14,821,059	16,528,130

Cost of goods sold	771,142	771,142	4,082,924	4,082,924

Shipping cost	87,960	87,960	1,553,401	1,553,401
	859,102	859,102	5,636,325	5,636,325

Gross profit	1,712,521	3,419,592	9,184,734	10,891,805

Selling, general and administrative expenses	1,129,554	1,154,398	3,459,470	3,484,314

Net operating income	582,967	2,265,194	5,725,264	7,407,491

Other income (expense)
Interest income	483,723	483,723	1,255,843	1,255,843

Investment income	4,337	4,337	11,425	11,425

Foreign exchange gain (loss)	(841,920)	(841,920)	(841,565)	(841,565)

Other income, net	304,952	304,952	304,812	304,812

Total other income (expense)	(48,908)	(48,908)	730,515	730,515

Net income before income taxes	534,059	2,216,286	6,455,779	8,138,006

Income taxes	3,247	3,247	188,047	188,047

Net income	$530,812	$2,213,039	$6,267,732	$7,949,959

Unrealized gain (loss) on available for sale securities	(246,810)	(246,810)	(367,901)	(367,901)

Comprehensive income	$284,002	$1,966,229	$5,899,831	$7,582,058

Net income per common share
Basic	$0.01	$0.03	$0.10	$0.13

Weighted average common shares outstanding
Basic	68,536,356	68,536,356	63,578,836	63,578,836

EFT BIOTECH HOLDINGS, INC.
Consolidated Statements of Cash Flows (Unaudited)

	December 31,	December 31,
	2008	2008
	(restated)	(original)
Cash flows from operating activities:
Net income	$6,267,732	$7,949,959
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	36,440	36,440
Warranty liability	(41,293)	(41,293)
Stock based compensation	16,850	16,850
Changes in operating assets and liabilities:
Inventories	(1,873,435)	(1,873,435)
Prepaid expenses and other receivable	419,222	419,222
Security deposit	(2,322)	(2,322)
Accounts payable	(174,041)	(174,041)
Other liabilities	(8,743,705)	(8,743,705)
Unearned revenues	(1,400,020)	(1,400,020)
Income tax payable	184,000	184,000

Net cash provided by (used in) operating activities	(5,310,572)	(3,628,345)

Cash flows from investing activities:
Increase in note receivable	(4,067,000)	(4,067,000)
Additions to fixed assets	(62,587)	(62,587)
Increase in investment	(19,193,000)	(19,193,000)

Net cash (used in) investing activities	(23,322,587)	(23,322,587)

Cash flows from financing activities:
Restricted cash	37,845,432	37,845,432
Proceeds from investor deposits	(37,845,432)	(37,845,432)
Proceeds from issuance of stock	52,831,639	51,149,412

Net cash provided by financing activities	52,831,639	51,149,412

Net increase in cash	24,198,480	24,198,480

Cash, beginning of period	15,165,620	15,165,620

Cash, end of period	$39,364,100	$39,364,100

Supplemental disclosures of cash flow information:
Interest paid in cash	$-	$-
Income taxes paid in cash	$4,047	$4,047

Note 15 - Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through February 11, 2010 with the date being the date that the financial statements are issued or are available to be issued.

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

RESULTS OF OPERATIONS

The Three Months Ended December 31, 2009 Compared to the Three Months Ended December 31, 2008

Revenues.   Our Revenues increased to $3,362,196 for the three months ended December 31, 2009 from $1,866,413 for the three months ended December 31, 2008 because of increased sales and the Company raises its unit sales price in July 2008 from $250 to $300.

Costs of Goods Sold.  Costs of Goods Sold increased to $1,048,913 for the three months ended December 31, 2009 from $771,142 for the three months ended December 31, 2008.  Costs of Goods Sold consist of merchandise purchases from vendors and increased because of increased sales.

Shipping Charges.  Shipping Charges increased to $965,520 for the three months ended December 31, 2009 from $705,210 for the three months ended December 31, 2008 due to increased sales.

Shipping Costs.  Shipping Costs increased to $334,879 for the three months ended December 31, 2009 from $87,960 for the three months ended December 31, 2008.  Shipping Costs consist of freight charges to our Hong Kong facility and increased because of increased sales.

Gross Profits. Gross Profits increased to $2,943,924 for the three months ended December 31, 2009 from $1,712,521 for the three months ended December 31, 2008.  Our gross profit percentage for the three months ended December 31, 2009 was 68% compared to 67% for the three months ended December 31, 2008. Gross profits increased due to the Company increased sales.

Selling, General and Administrative Expenses.  Selling, General and Administrative Expenses increased to $2,398,664 for the three months ended December 31, 2009 from $1,129,554 for the three months ended December 31, 2008. Selling, General and Administrative Expenses consist of advertising of $9,442 and corporate administrative expenses of $1,397,292, and increasing consultant fees to ZR Public Relation Company, Ltd. of $391,930 and royalty fees accrued for trademark of $600,000 at December 31, 2009.

Interest Income.  Interest Income decreased to $426,577 for the three months ended December 31, 2009 from $483,723 for the three months ended December 31, 2008.  Interest Income decreased due to cash balance decreases and interest rate declines at December 31, 2009.

Foreign Exchange Loss.  Foreign Exchange loss increased to $751 for the three months ended December 31,2009 compared to a loss of $841,920 for the three months ended December 31,2008.  Foreign Exchange loss increased because of fluctuation on foreign exchange rates.

Other Income, net. Other Income, net decreased to $13,457 for the three months ended December 31, 2009 from $304,952 for the three months ended December 31, 2008. Other Income, net consists of fees received for educational training classes and decreased due to fewer classes held.

The Nine Months Ended December 31, 2009 Compared to the Nine Months Ended December 31, 2008

Revenues.   Our Revenues increased to $12,476,956 for the nine months ended December 31, 2009 from $11,286,739 for the nine months ended December 31, 2008 because of the Company raises its unit sales price in July 2008 from $250 to $300. The price increase took effect for the last five months in the nine months ended December 31, 2008 compared the full nine months ended December 31, 2009.

Costs of Goods Sold.  Costs of Goods Sold decreased to $3,374,844 for the nine months ended December 31, 2009 from $4,082,924 for the nine months ended December 31, 2008.  Costs of Goods Sold consist of merchandise purchases from vendors and decreased because of decreased sales in volume.

Shipping Charges.  Shipping Charges decreased to $3,015,090 for the nine months ended December 31, 2009 from $3,534,320 for the nine months ended December 31, 2008 due to the Company does not charge shipping fees for sales through reverse auction program.

Shipping Costs.  Shipping Costs decreased to $923,247 for the nine months ended December 31, 2009 from $1,553,401 for the nine months ended December 31, 2008.  Shipping Costs consist of freight charges to our Hong Kong facility and decreased because of the Company contracted Industry Fulfillment Center (“IFC”) to handle a portion of its shipping cost.

Gross Profits. Gross Profits increased to $11,193,955 for the nine months ended December 31, 2009 from $9,184,734 for the nine months ended December 31, 2008.  Our gross profit percentage for the nine months ended December 31, 2009 was 72% compared to 62% for the nine months ended December 31, 2008.  Gross profits and gross profit percentage increased due to the Company raising its unit sales prices in July 2008. The price increase only took effect for the last five months of the nine months ended December 31, 2008 compared to the full nine months ended December 31, 2009.

Selling, General and Administrative Expenses.  Selling, General and Administrative Expenses increased to $6,958,530 for the nine months ended December 31, 2009 from $3,459,470 for the nine months ended December 31, 2008. Selling, General and Administrative Expenses consist of advertising of $31,429 and corporate administrative expenses of $5,364,609, and increasing consultant fees to ZR Public Relation Company, Ltd. of $962,492 and royalty fees accrued for trademark of $600,000 at December 31, 2009.

Interest Income.  Interest Income decreased to $725,971 for the nine months ended December 31, 2009 from $1,255,843 for the nine months ended December 31, 2008.  Interest Income decreased due to cash balance decrease and interest rate declines at December 31, 2009.

Foreign Exchange Loss.  Foreign Exchange loss decreased to $3,402 for the nine months ended December 31, 2009 from a loss of $841,565 for the nine months ended December 31, 2008.  Foreign Exchange loss decreased because of fluctuation on foreign exchange rates.

Other Income net.  Other Income net decreased to $86,400 for the nine months ended December 31, 2009 from a loss of $304,812 for the nine months ended December 31, 2008. Other Income, net consists of fees received for educational training classes and decreased due to fewer classes held.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the accompanying consolidated financial statements, at December 31, 2009, the Company had $37,396,099 cash on hand and a stockholders’ equity of $58,639,185. To date, we have funded our operations primarily from sales to our Affiliates and through private equity financings. While we believe in the viability of our strategy to improve sales volume and in our ability to raise additional funds, there can be no assurances to that effect.

At December 31, 2009, we had $70,298,614 in total assets, compared to $68,666,322 at March 31, 2009.  This was primarily due to the decrease of prepaid expenses. Our inventories also decreased to $3,432,473 at December 31, 2009 from $3,908,629 at March 31, 2009 due to sales decrease.  Our decrease in investments was due to an equity investment in Excalibur to $14,072,191 at December 31, 2009 from $17,129,314 at March 31, 2009, and related party Notes Receivable of $7,321,717 at December 31, 2009 compared to $5,961,717 at March 31, 2009 was due to loans made to Excalibur and Yeuh-Chi Liu.  At December 31, 2009, we had $771,300 in invested mutual funds, $4,767,023 in bonds and prepaid expenses were $761,794.

At December 31, 2009, our Total Liabilities consisted of $11,659,429 compared to $12,276,962 at March 31, 2009.  Liabilities consist of Accounts Payable; Other Liabilities; Unearned Revenue.  Accounts payable decreased to $1,290,698 at December 31, 2009 from $3,610,195 at March 31, 2009 primarily due to due to payment of trademark royalty expenses for last fiscal year. Other liabilities consist of commissions (Affiliate rewards) payable, payroll liabilities and other liabilities, and increased to $7,577,251 at December 31, 2009 from $6,675,552 at March 31, 2009 because of increased commissions payable and payroll payable. Unearned revenue consists of customer deposits for unshipped products, and increased to $2,791,480 at December 31, 2009 from $1,991,215 at March 31, 2009 due to postponed deliveries in-transit during the holiday season.

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

Excalibur International Marine Corporation

Due to the recent changes in policy between Mainland China and Taiwan, an opportunity was recognized to take advantage of direct sailings for cargo and passengers through the Taiwan Strait.  EFT identified Excalibur International Marina Corporation (“Excalibur”), a shipping company located in Taiwan, as a viable entity to participate with in this business opportunity.  In order to expedite the purchase of a new vessel, EFT’s Board of Directors approved a non-interest bearing, unsecured loan to facilitate this purchase. On July 28, 2008, the Registrant loaned $19,193,000 to Excalibur.  This loan was still outstanding with balance of $ 1,564,717 as of December 31, 2009. At the time of the transaction, Excalibur was not a related party nor did any of the Company or any of its officers or directors have any relationship with Excalibur or any of its officers and directors.

On September 23, 2008, the Registrant signed a loan agreement with Excalibur to lend $2,000,000 at an interest rate of 3.75% per month with a term of no more than 60 days. At the end of the 60 days term, the term of the loan was extended for six months. On November 23, 2008, the Company extended this loan to May 25, 2009. On May 25, 2009, the Company extended this loan to Excalibur for another six months and decreased the interest rate to 12.5% per annum. On November 25, 2009 the Company extended this loan for another six months and decreased the interest rate to 8% per annum.

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

 On November 24, 2008, the Registrant signed an additional loan agreement with Excalibur, a then related party, pursuant to which the Registrant loaned Excalibur $500,000 at the interest rate of 3.75% per month with a term of 30 days with an extension of six months.  On December 25, 2008, the Company extended the loan to May 25, 2009.  On May 25, 2009, the Company extended this loan for another six months and decreased the interest rate to 12.5% per annum. On November 25, 2009 the Company extended this loan for another six months and decreased the interest rate to 8% per annum.

On May 13, 2009, the Company signed another loan agreement denominated in U.S. dollars with Excalibur to lend $600,000 at interest rate of 12.5% per annum with a term of six months. On November 13, 2009 the Company extended this loan for another six months and decreased the interest rate to 8% per annum.

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

ASC Topic 605 clarifies that abnormal amount of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as period charges, rather than as an inventory value. This standard also requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Registrant’s existing accounting policy for inventory valuation is generally consistent with this guidance, and therefore, the adoption of ASC Topic 605 did not have a significant impact on the Registrant’s 2008 and 2009 financial results.

Notes Receivables from Related Parties

Notes receivable consists of receivables from the Registrant’s loans to Excalibur, Taiwan, and Yeuh-Chi Liu, each a related party. As of December 31, 2009, outstanding loans to Excalibur totaled $ 5.42 million and to Yeuh-Chi Liu $1.89 million. The Registrant periodically reviews notes receivables for reliability and collectability, and recent account activities. If the Registrant’s estimates regarding collectability are inaccurate or an unforeseen matter is to occur, the Registrant may be exposed to a write-off or bad debts. As of December 31, 2009, the Registrant does not have an allowance for bad debts.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

For the quarter and nine month period ended December 31, 2009, 100% of our total sales consisted of sales outside of the United States, with 0% of total sales denominated in currencies other than the United States dollar. In addition, from time to time we execute intercompany loans with our foreign subsidiaries that are denominated in foreign currencies.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2009, there were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.   Defaults upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.   Exhibits.
Exhibit	Description:
31.1
Certification by Jack Jie Qin, Principal Executive Officer and Principal Financial Officer of EFT BioTech Holdings, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1
Certification by Jack Jie Qin, Principal Executive Officer and Principal Financial Officer of EFT BioTech Holdings, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

Item 7.  Subsequent Events.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

EFT BIOTECH HOLDINGS, INC.

Dated: February 16, 2010	/s/ Jack Jie Qin
Jack Jie Qin
Chief Executive Officer, President and Chairman
(Principal Executive Officer)
(Principal Financial Officer)