Form 10-K
period 2010-03-31
EFT BIOTECH HOLDINGS INC
filed 2010-06-25
CIK 1450973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                    For the fiscal year ended: March 31, 2010

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                           EFT BIOTECH HOLDINGS, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                          Commission File No. 001-34222

                  Nevada                                  20-1211204
--------------------------------------------------------------------------------
     (State or other Jurisdiction of                   (I.R.S. Employer
      Incorporation or Organization)                  Identification No.)

      17800 Castleton St., Suite 300
           City of Industry, CA                             91748
--------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                 (Zip Code)

                  Registrant's Telephone Number: (626) 581-3335

       Securities registered pursuant to Section 12(b) of the Act: None


          Securities registered pursuant to Section 12 (g) of the Act:

                                  Common Stock
    ------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. |_| Yes |X| No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. |_| Yes |X| No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). |_| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_| Yes |X| No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated  |_|         Accelerated filer |X|
filer

Non-accelerated    |_|         Smaller reporting |_|
filer                          company

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).        |_| Yes             |X| No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $ 93,153,660 as of September 30, 2009.

As of May 31, 2010, the registrant had 75,983,205 outstanding shares of common stock.


                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                                     PART I

                           FORWARD-LOOKING STATEMENTS

Certain statements made in this annual report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding our plans and objectives for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on current expectations that involve numerous risks and uncertainties.
 Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.


ITEM 1. BUSINESS.

General

      We were incorporated in Nevada on March 19, 1992, originally under the name GRG, Inc. Our name was later changed to HumWare Media Corporation.

      In 1999 Jack Jie Qin, our President and Chief Executive Officer, began selling nutritional and personal care products. In 2000 Mr. Qin formed eFast Team International, Inc. to sell these nutritional and personal care products, many of which are the same, or virtually the same, as the products we sell today. eFast Team also used an affiliate program, which was similar to ours, to sell its products. The business conducted by eFast Team was eventually transferred to a Nevada corporation named EFT BioTech, Inc.

      In November 2007 we issued 53,300,000 shares of our common stock in exchange for all of the issued and outstanding shares of EFT BioTech, Inc. EFT BioTech, at the time of this transaction was selling the products we currently sell.

      In November 2007, our shareholders approved a resolution changing our name to EFT BioTech Holdings, Inc. and approved a 20,000-for-one reverse stock split.

      We operate through our subsidiaries and, unless otherwise noted, any reference to our operations includes the operations of our subsidiaries.

      Since acquiring EFT BioTech in November 2007 we have been an e-Business company designed around the "Business-to-Customer" concept, which means that our products are sold directly to customers through our web site. Our "Business-to-Customer" model differs from the traditional "Business to Business" model where products are sold to distributors who then sell the products to ultimate customers.

Products

      We sell 26 different nutritional products, some of which are oral sprays; 21 different personal care products; an environmentally protective automotive product, an environmentally friendly house cleaner and a flip top portable drinking container which contains a filter to remove impurities from the water. Our products are biodegradable and are not regulated by federal, state or local environmental laws.

      We do not have a return policy but we do provide a warranty for our products. The specific warranty terms and conditions vary depending upon the product sold, but generally include replacement of defective products, but no refunds, during the six month period following a sale. Historically, our warranty expenses have not been material.

Nutritional Products:

      Our nutritional products are non-pharmaceutical nutritional products. They are ingestible through oral liquids, oral sprays, tablets and tea. Our oral sprays are delivered through very fine mist sprayed directly into the mouth. Our containers used to deliver our nutritional products are small, compact and easy to carry.

      Our nutritional products are all natural, made from pure ingredients, and are designed to address specific goals of the user such as strengthening the immune system, assisting in weight loss, helping to overcome a sore throat and fighting off colds. Each product has been formulated to address specific need, symptom and condition. We make no claims as to the products curing any medical condition, or preventing any medical ailment.

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

     4. 2006 - 2007 Celprotect I: A kit containing 2006 Celprotect I and 2006 - 2007 Celprotect II.

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

     16. ReishiPlus: An oral sp ray designed to help lower blood pressure and decrease elevated cholesterol and triglyceride levels and support the immune system.

     17. Rooibos Tea: A popular South African tea believed to promote anti-aging and immune system health.

     18. Slim'n Easy: An oral spray designed to promote and sustain weight loss.

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

     26. 2008 Vinegar Tablet: A pill containing Pectin and Acidic Acid which relives acid reflux and helps decrease the risk of heart diseases. Vinegar is high in Potassium and Potassium foods are known to play a role in lowering high blood pressure.

Personal Care Products:

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

     16. Rooibos Tea Cream: A skin cream containing Alpha-Hydroxy acids, antioxidant, Vitamin B, Vitamin C and Vitamin E, Zinc, Potassium, Calcium, Copper and DHEA.

     17. The Collection: A makeup kit containing Face Primer, Silk Whipped Foundation, Wet/Dry Powder, Eye Shadow, Black Eye Pencil, Pressed Shimmer Powder, Shimmer Blush, Long Lasting Lipstick, Lip Gloss Palate, Cream Lipstick, and Coordinating Lip Pencils.

     18. Travel Kits: An Anti-Aging Skin Care Travel Kit containing products designed for balancing skin tone, increasing hydration, diminishing lines and wrinkles and restoring resiliency.

     19. 4029 Sunscreen UV: Enhanced SPF 50 power that provides protection against harmful UVA and UVB rays.

     20. 4030-1 Facial Hair Removal: An organic facial hair removal that also moisturizes with an organic Aloe Vera base.

     21. 4030-2 Body Hair Removal: Organic Aloe Vera formula with Sunflower Seed Oil removes unwanted body hair quickly and pain free.


Automotive Additive Products:

We currently offer the following one automotive product:

      Fast Team Plus: A fuel additive that acts as a lubricant and cleaning compound and has been found to significantly improve gas mileage and performance and reduce smog in all gasoline powered engines.

Environmentally Friendly Home Cleaning Product:

      Natural Clean: A 100% biodegradable multi-purpose cleaning solution that aids in the clean-up and removal of a number of different stains and spills including grease, tar, crayons, pet stains, soap film, blood, ink and make-up. Natural Clean is non-toxic, non-caustic, non-pollutant, non-flammable and non-rusting and can be used for cleaning kitchens, baths and cars as well as being used as an insect repellant when applied on skin or clothing.

Other:

     Flip-Top Portable Filter: A 24-ounce drinking container in a portable tote and featuring a filtration system.

Manufacturing

      We do not own any manufacturing facilities. Our products are manufactured by third party vendors and are packaged under our brand. The packaging for our products clearly states the country of manufacture, which currently is the United States in most cases. We do not have any long-term supply contracts or agreements with any manufacturers. We order our products directly from vendors, on an "as-needed" or "expected need" basis.

      Raw materials used in the manufacture of our products are readily available and are not in short supply. We are not a party to any agreement for the purchase or delivery of raw materials.

      None of our vendors account for a significant portion of our business and can be replaced on short notice. We do not have any binding commitments or manufacturing agreements with any of our vendors.

Sales

      We only sell our products to Affiliates through our website. To become an Affiliate, a customer must be recommended by another Affiliate, make a minimum purchase of $300, and pay $30 for shipping and handling fees. After that point, the new Affiliate is not required to make any additional purchases, pay membership fees, buy products, resell products, recruit others, or attend meetings. Free educational classes are offered to our Affiliates so they can learn more about our products and how to use them.

      As of May 31, 2010, we had approximately 1,099,900 registered affiliates, most of which were located in China and Hong Kong. As of May 31, 2010, we did not have any sales activities in the United States. None of our Affiliates account for a significant portion of our business.

      We pay our Affiliates a commission on the products they order from us. The commission is approximately 60% of the total dollar amount of the order. The commissions earned by each Affiliate are held in book entry form. The Affiliate can use the commissions in his or her account to pay for new orders or can transfer the commissions to a bank account where they can be withdrawn, in local currency, at automated teller machines (ATM's) in the country where the Affiliate resides. With this process, we reduce operating expense and eliminate cumbersome accounting chores such as issuing checks and reconciling bank statements.

      Full payment is required in U.S. Dollars prior to shipment of any products. In most cases, once payment is received, products ordered are shipped directly by our third party manufacturers to our distribution center in Hong Kong. Once received at the distribution center, the products are shipped to the Affiliate placing the order. We are in the process of establishing operations in

Europe, Thailand, Vietnam and South America from which products may be shipped if we determine there is sufficient demand.

Competition

      The nutritional supplement and cosmetic e-business markets have and continue to become increasingly competitive and are rapidly evolving. In addition, the internet online commerce market is rapidly evolving and intensely competitive. Barriers to entry are minimal and current and new competitors can launch new websites at a relatively low cost. Continued advancement in technology and increasing access to that technology is paving the way for growth in the internet consumer industry. We also face competition for consumers from retailers, duty-free retailers, specialty stores, department stores and specialty and general merchandise catalogs, many of which have greater financial and marketing resources than we have. We believe that, with our marketing plan of supplying American merchandise brands to Asian consumers, as well as our exposure to both the Asian and American cultures, we have a competitive advantage in the Asian consumer market.

Government Regulation

      Currently, government approval is not necessary for the sale of any of our products and our Affiliate marketing activities are not subject to governmental regulation in the countries in which we operate. However, if existing laws change, we may be required to conduct clinical trials to demonstrate the safety and efficacy of these products in order to continue to market and sell them.

Intellectual Property

      Our product formulations, delivery systems (spray), packages, packaging design and labels are proprietary.

      We use the "EFT" name, a trademark owned and licensed to us by EFT Assets Limited. We are required to pay an annual royalty to EFT assets equal to a percentage of our gross sales for the previous fiscal year. The percentage is 5% for the first $30 million in gross sales, 4% for the $10 million in gross sales in excess of $30 million, 3% for the $10 million in gross sales in excess of $40 million; 2% for the $10 million in gross sales in excess of $50 million; and 1% for the $10 million in gross sales in excess of $60 million. EFT Assets Limited is owned by a number of persons, including Wendy Qin. Ms. Qin is the Chief Executive Officer of one of our subsidiaries and is the sister of Jack Jie Qin, our President. Except for the foregoing, we do not currently hold any patents, trademarks, or copyrights nor are we a party to any licenses, franchises, concessions, royalty agreements or similar agreements pertaining to intellectual property.

Reverse Auction Program

      In 2009 we developed a "reverse auction" program as a means of attracting younger members who typically would not otherwise become an Affiliate. The reverse auction is unlike an ordinary auction, also known as a forward auction, where bidders bid the price up and the highest bidder wins that product at the conclusion of bidding. In a reverse auction the objective is to bid the price of a product down.

      Cars, laptop computers, cameras, television sets and many other products are offered through the reverse auction program at starting bid prices which are typically set at 25% of the manufactures suggested retail price.

      To participate in the reverse auction, one must initially purchase 300 bids at a price of $1.00 per bid. The purchase of the 300 bids automatically qualifies the purchaser as an Affiliate, with no purchase of our products is required. All bids are non-refundable once purchased.

      Once the reverse auction for a particular product begins, participants can, through a designated website, enter a bid for the product. Each $1.00 bid lowers the price of the product by $0.01. At the conclusion of the auction, the person who entered the last bid is entitled to buy the product at the price reduced by the auction process.

Excalibur International Marine Corporation

      On October 25, 2008, we acquired, through a wholly owned subsidiary, 48.81% of the capital stock of Excalibur International Marine Corporation, a Taiwan corporation, for $19,193,000. The remaining 51.19% equity interest is held by Taiwan residents.

      Excalibur owns and operates a high speed ship which transports passenger and cargo between Taiwan and mainland China through the Taiwan Straight.

      Excalibur's ship, the OceanLaLa, can carry up to 370 passengers and 630 tons of cargo.

      The OceanLaLa made its first voyage in October 2008, sailing from Taichung to Panhu, Taiwan. The OceanLaLa was taken out of service between mid-March, 2010 and early May, 2010 for repairs, and resumed sailings on May 13, 2010. The OceanLaLa operates on a charter schedule and currently makes six trips each week to Panhu. Excalibur is scheduling at least four additional trips a week from Taichung to Xiaman.

      Excalibur, since it owns a ship which operates in the Taiwan Strait, is subject to an agreement between Taiwan and China which provides that Taiwan citizens must own at least 67% of the capital stock of Excalibur. Accordingly, we may be required to reduce our holdings in Excalibur by 15.8%.

      We did not have any affiliation with Excalibur's officers, directors or principal shareholders prior to our acquisition of Excalibur.

Digital Development Partners, Inc.

      In February 2010 we assigned the worldwide distribution and servicing rights to a product known as the "EFT-Phone" to Digital Development Partners, Inc. in exchange for 79,265,000 shares of Digital's common stock. The shares we acquired represent approximately 92% of Digital's outstanding common stock.

      The EFT-Phone consists of a cell phone which uses the Microsoft Operating System. The EFT-Phone has an application that will allow our Affiliates to access all of their back office sites, including their commission accounts, through which the Affiliates will be able to deposit, withdraw and transfer money to another account or to another Affiliate at no cost. The EFT-Phone will have educational applications and PowerPoint presentation capability for recruiting and training new Affiliates anywhere in the world.

      The worldwide distribution and servicing rights to the EFT-Phone include the right to sell the EFT-Phone to our affiliates and others. Servicing includes the collection of service fees for all EFT-Phones worldwide, including monthly fees, usage fees, as well as call forwarding, call waiting, text messaging and video fees. Digital also acquired the rights to distribute all EFT-Phone accessories.

      The EFT-Phone will be manufactured by Noble Oriental Technology Co., Ltd. Digital expects to begin distributing EFT-Phones in July, 2010.

General

      We have not and do not engage in any research and development activities nor do we contemplate spending any material amount on such activities in the foreseeable future.

      Our business is not seasonal in nature.

      As of May 31, 2010, we had five full-time employees at our executive offices in the City of Industry, California and nine full-time employees at our Kowloon, Hong Kong office. We adjust the number of employees from time to time as necessary to meet the demand for our product.

      None of our employees are represented by a collective bargaining agreement. We believe our employee relations are good.

      Our website address is www.eftb.net.

ITEM 1A.   RISK FACTORS

Risk Factors

      Investing in our securities involves risk. You should carefully consider all of the information contained in or incorporated by reference into this report and, in particular, the risks described below before investing in our securities. If any of the following risks actually occur, our business could suffer and may cause the market price of our common stock to decline.

Risks Related to Our Business

Current economic conditions may adversely affect our industry, business and results of operations and could cause the market value of our common stock to decline.

      The global economy is currently undergoing a period of unprecedented volatility, and the future economic environment may continue to be less favorable than that of recent years. This has led, and could further lead, to reduced consumer spending which we believe may include consumer spending on nutritional and beauty products and other discretionary items. In addition, reduced consumer spending may drive us and our competitors to lower prices. These conditions may adversely affect our business.

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

      All of our products are currently manufactured in the United States and a majority of them are sold to customers in Hong Kong and China. As a result of the magnitude of this sourcing and shipping, our respective businesses are subject to the following risks:

     o political and economic instability in foreign countries, including heightened terrorism and other security concerns, which could subject imported or exported goods to additional or more frequent inspections, leading to delays in deliveries or impoundment of goods, or to an increase in transportation costs of raw materials or finished product;

     o the imposition of regulations and quotas relating to exports and imports, including quotas imposed by bilateral agreements between the United States from where we source our products and foreign countries, including China;

     o the imposition of duties, taxes and other charges on exports and imports;

     o significant fluctuation of the value of the U.S. dollar against the Hong Kong Dollar, Chinese Yuan and other foreign currencies;

     o    restrictions  on the transfer of funds to or from  foreign  countries;
          and

     o violations by foreign contractors of labor and wage standards and resulting adverse publicity.

We  operate  on very  tight  delivery  schedules  and,  if there are  delays and
expected   delivery  dates  cannot  be  met,  it  could  negatively  affect  our profitability.

      If there is a delay in the delivery of goods and delivery schedules cannot be met, then our Affiliates and retail customers may cancel orders with us which would impact our gross profits and therefore, our profitability. We may also incur extra costs to meet delivery dates, which would also reduce our company's profitability.

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

We face significant inventory risks.

      We are exposed to significant inventory risks that may adversely affect our operating results as a result of new product launches, rapid changes in product cycles, changes in consumer tastes with respect to our products and other factors. We must accurately predict these trends and avoid overstocking or under-stocking products. All of our products are supplied by third parties which we order generally on an "as needed" basis. However, based on ordering trends we do stock certain items that we believe will be in demand so that they are available for immediate shipping. In recent months we have mitigated decreases in sales by lowering our levels of inventory to preserve cash on hand. Demand for products, however, can change significantly between the time inventory is ordered and the date of sale. In addition, when we begin selling a new product, it may be difficult to establish vendor relationships, determine appropriate product selection, and accurately forecast product demand. The acquisition of certain types of inventory, or inventory from certain sources, may require significant lead-time and prepayment, and such inventory may not be returnable. Although we have significantly reduced inventory levels and primarily order products on an as needed basis, any one of the inventory risk factors set forth above may adversely affect our operating results.

We depend on third parties to manufacture all of the products we sell and we do not have any contracts with any of the manufacturers of our products. If we are unable to maintain these manufacturing relationships or enter into new arrangements, we may fail to meet customer demand and our net sales and profitability may suffer as a result.

      All of our products are manufactured by third parties. We don't have any contracts with any of the manufacturers of our products. The fact that we do not have contracts with our third-party manufacturers means that they could cease manufacturing these products for us at any time and for any reason. In addition, our third-party manufacturers are not restricted from manufacturing our competitors' products. Our inability to secure adequate and timely supplies of merchandise would harm inventory levels, net sales and gross profit, and ultimately our results of operations.

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

We are subject to the risks of doing business abroad.

      Most of our Affiliates are currently located in China and Hong Kong. As such, we are subject to the usual risks of doing business abroad, including currency fluctuations, political or labor instability and potential import restrictions, duties and tariffs. We do not maintain insurance for the potential lost profits due to such disruptions. Political or economic instability in the China or Hong Kong or elsewhere could cause substantial disruption in our business. This could materially adversely affect our financial condition and results of operations. Heightened terrorism security concerns could subject exported goods to additional, more frequent or more thorough inspections. This could delay deliveries or increase costs, which could adversely impact our results of operations. In addition, since we negotiate our purchase orders with customers in United States dollars, the value of the United States dollar against local currencies could impact our cost in dollars of production from these manufacturers. We are not currently engaged in any hedging activities to protect against these currency risks. If there is downward pressure on the value of the dollar, our customers' purchase prices for our products could increase. We may not be able to offset an increase in production costs with a price increase to our customers.

Fluctuations in the price, availability and quality of materials used in our products could have a material adverse effect on our cost of goods sold and our ability to meet our customers' demands.

      Fluctuations in the price, availability and quality of the materials used in the manufacture of our products by third parties could have a material adverse effect on the cost of such products to us or our ability to meet our customers' demands. We may not be able to pass on all or any portion of higher material prices to our customers.

The failure to upgrade information technology systems as necessary could have an adverse effect on our operations.

      Some of our information technology systems, which are primarily utilized to manage information necessary to price and ship products and to generate reports that report each customer's order are dated and are comprised of multiple applications, rather than one overarching state-of-the-art system. Modifications involve replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. If we are unable to effectively implement these systems and update them where necessary, this could have a material adverse effect on its business, financial condition and results of operations.

We are highly dependent on our current management.

      Our success is significantly dependent upon our management team. Our success is particularly dependent upon Mr. Jack Qin, our Chairman, CEO, and Principal Financial Officer, and Mr. George Curry, Chief Marketing Officer and Director. The loss of any of them could have an adverse effect on us. If we were to lose the services of our officers and directors, we may experience difficulties in effectively implementing our business plan.

Our principal shareholder owns 68.57% of our outstanding common stock.

      Dragon Win Management, Ltd. owns a majority of our issued and outstanding common stock. As a result, the management of Dragon Win can approve or reject all matters for which shareholder approval is required, including mergers, acquisitions, sales of assets, amending our Articles of Incorporation and electing our Directors.

Our stock is thinly traded and the price of our stock may become highly volatile.

      There is currently only a limited market for our common stock. A limited market is characterized by a relatively limited number of shares in the public float, relatively low trading volume and a small number of brokerage firms acting as market makers. The market for low priced securities is generally less liquid and more volatile than securities traded on national stock markets. Wide fluctuations in market prices are not uncommon. No assurance can be given that the market for our common stock will continue. The price of our common stock may be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

     o    Quarterly variations in our operating results;

     o Operating results that vary from the expectations of securities analysts and investors;

     o Changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

     o    Reaction  to  our  earnings   releases  and   conference   calls,   or
          presentations by executives at investor and industry conferences;

     o    Changes in our capital structure;

     o Changes in market valuations of other internet or online service companies;

     o    Announcements of innovations or new services by us or our competitors;

     o    Announcements  by us or  our  competitors  of  significant  contracts,
          acquisitions,   strategic  partnerships,  joint  ventures  or  capital
          commitments;

     o    Lack of success in the expansion of our business operations;

     o Announcements by third parties of significant claims or proceedings against us or adverse developments in pending proceedings;

     o    Additions or departures of key personnel;

     o    Rumors or public  speculation  about any of the above  factors;  and

     o    Market and volume fluctuations in the stock markets in general.


ITEM 1B. UNRESOLVED STAFF COMMENTS.

      None.

ITEM 2. PROPERTIES.

      Our principal executive office consists of 6,500 square feet and is located at PlaceNameplaceLangham PlaceNameOffice PlaceTypeTower, addressStreet8 Argyle Street, Suite 3706, CityKowloon, Hong Kong SAR. This space is leased from a third party pursuant to a lease commencing on March 31, 2007 and expiring on March 31, 2012. Pursuant to the lease, there is no rent for the first two years. Commencing on the third year of the lease, the monthly rent is $50,000 USD. We expense the total rent evenly over the life of the lease.

      We also lease a 3,367 square foot office in the City of Industry in California. The lease expires on February 15, 2013. Pursuant to the lease, the monthly rent for the three years is $9,090, $9,454 and $9,832 respectively.

     We also lease a number of small  offices  (generally  3,000  square feet or less) to support our training, service center and auction product divisions. These offices, which are located in China, Hong Kong, Vietnam and Thailand, are leased for terms of two years or less. See Note 17 of our March 31, 2010 financial statements included as part of this report for information concerning the amounts we are required to pay pursuant to these leases.

      We believe our properties are sufficient for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

      We do not know of any claims, pending or threatened against us.

      Our subsidiary, Excalibur International Marine Corporation, is involved in the following legal proceedings:

      Excalibur filed a lawsuit against Jiao Ren-Ho (former chairman of Excalibur) in the Taiwan Shihlin District Prosecutors office in February 2010. Excalibur alleges, among other things, that Jiao Ren-Ho committed the offences of capital forging, fraud, breach of trust, and document fabrication.

      Excalibur filed a lawsuit against Chang Hui-Ying, Excalibur's former accountant in the Taiwan Shihlin District Prosecutors office in March 2010. The claims of Excalibur against Chang Hui-Ying are based upon the audit of Excalibur's financial statements by Chang Hui-Ying. Excalibur alleges, among other things, that Chang Hui-Ying committed the offences of capital forging, fraud, breach of trust, and document fabrication.

      Excalibur filed a lawsuit against Hsiao Zhong-Xing (former general manager of Excalibur) and Lu Zhuo-Jun (former general manager of Excalibur) (collectively "Defendants") in the Taiwan Shihlin District Prosecutors office. Excalibur alleges, among other things, that Defendants committed the offences of capital forging, fraud, breach of trust, and document fabrication.

      Gu Zong-Nan (former vice general manager of Excalibur) filed a lawsuit against Excalibur in the Taiwan Shihlin District Court claiming unpaid salary (NTD 1,050,000) and severance payments (260,038 NTD). In April 2010, the Taiwan Shihlin District Court denied the claims as the court found that (i) there was a valid agreement between the parties that provided the salary owed by Excalibur would not be paid until Excalibur makes profit from its operation and (ii) Gu Zong-Nan held a managerial position in Excalibur and as a result is not entitled to any severance payment according to the Labor Standard Law of Taiwan. Excalibur has suffered net losses since inception, however, a contingent liability for the unpaid salary remains.

      Marinteknik Shipbuilder(s) PTE LTD. (a Singapore company) filed a lawsuit against Excalibur in the Taiwan Taichung District Court for unpaid service fees and out-of-pocket expenses of NTD 8,050,832. On August 20, 2009, the Taiwan Taibei district court froze Excalibur's cash of $193,992 in response to the suit. The final resolution of this case is pending.

      Jiao Ren-Ho (former chairman of Excalibur) filed a lawsuit against Excalibur in the Taiwan Shihlin District Court claiming Excalibur's special meeting of shareholders held on January 12, 2010, and the actions taken at the meeting, including the removal of Mr. Jiao as an officer and the chairman of Excalibur, were unlawful. Monetary damages were not claimed in the suit. The resolution of this case is pending.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

      Our common stock trades on the over-the-counter Pink Sheets. The following chart shows the high and low bid prices as published by Pink OTC Markets for the periods shown below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

      Three Months Ended                Low Bid              High Bid
      ------------------                -------              --------

      June 30, 2008                      $5.25                $5.25
      September 30, 2008                 $3.90                $3.95
      December 31, 2008                  $3.70                $3.80
      March 31, 2009                     $2.75                $2.75

      June 30, 2009                      $2.05                $5.50
      September 30, 2009                 $3.01                $5.67
      December 31, 2009                  $2.18                $5.11
      March 31, 2010                     $1.80                $3.02

      The holders of our common stock are entitled to one vote per share. Our stockholders do not have preemptive rights to purchase, subscribe for, or otherwise acquire any shares of our common stock.

      We did not pay any dividends during the two years ended March 31, 2010. Our Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. We currently intend to retain all future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on common stock in the foreseeable future.

      Our Articles of Incorporation authorize our Board of Directors to issue up to 25,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow our directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of our common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by our management.

      During the year ended March 31, 2010 we did not purchase any shares of our common stock from third parties in a private transaction in the open market. During the year ended March 31, 2010 none of our Officers or Directors, or any of our principal shareholders, purchased any shares of our common stock on our behalf from third parties in a private transaction or as a result of purchases in the open market.

      As of May 31, 2010, there were 29,821 record holders of our common stock.

Comparison of One Year Cumulative Total Return Among EFT Biotech Holdings, Inc., and the NYSE Amex Composite Index

      Our common stock has been registered under Section 12 of the Securities Exchange Act of 1934 since February 9, 2009 and has been trading on the Pink Sheets since November 7, 2007. The following graph compares the year total return to the holders of our common stock relative to the total return of the NYSE Amex composite index during the year ended March 31, 2010. The graph assumes that the value of the investment in our common stock and in the NYSE Amex composite index (including reinvestment of dividends) was $100 on March 31, 2009 and tracks it through March 31, 2010.

                                 March 31,     March 31,
                                   2009          2010
                                -----------------------

EFT Biotech Holdings, Inc.        100.00         84.80
NYSE Amex Composite               100.00        140.22


Assumes $100 invested on March 31, 2009 in stock or index, including reinvestment of dividends.

      The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.  Selected Financial Data.

      The following selected historical consolidated financial data are qualified by reference to, and should be read in conjunction with the consolidated financial statements and the related notes, appearing elsewhere in this report, as well as Item 7 of this report.

                                                          Years ended March 31,
                                  --------------------------------------------------------------------
Statements of Operations               2010         2009          2008          2007         2006
------------------------          --------------------------------------------------------------------
                                                                                          unaudited

Revenue                          $ 20,782,394  $ 18,504,434  $ 40,359,662  $ 19,844,776  $ 4,036,115
Operating expenses:
General and administrative       $  9,230,462  $  8,929,162  $  3,693,369  $  1,690,293  $   787,588
Other income (expense)           $(13,407,867) $    540,739  $    326,194  $     11,566  $     1,501
Other costs of financing
Interest income                  $    546,471  $  1,246,433  $    275,538  $     22,819  $     1,501
Interest expense
Net income (loss) before
  extraordinary loss             $ (7,946,447) $  2,128,662  $ 20,795,695  $ 10,063,293  $  (134,116)
Net income (loss) available
  to common shareholders         $ (7,845,916) $ 2,128,662   $ 20,795,695  $ 10,063,293  $  (134,116)
Net income (loss) per common
  share
    Basic                               (0.10)        0.03           0.37          0.17           --
    Diluted                             (0.10)        0.03           0.37          0.17           --
Weighted average common
 shares outstanding
    Basic                          75,983,205   66,637,448     55,350,545    59,821,414   59,821,414
    Diluted (1)                    75,983,205   66,637,448     55,350,545    59,821,414   59,821,414

                                                                March 31,
                                  --------------------------------------------------------------------
Balance Sheets                         2010         2009          2008          2007         2006
------------------------          --------------------------------------------------------------------
                                                                                           unaudited

Current Assets                    $42,622,026   $49,215,227   $19,414,774    $2,722,521   $1,076,198
Total assets                      $65,744,747   $68,666,322   $57,427,420    $2,826,369   $1,198,307
Current Liabilities               $12,165,048   $12,276,962   $55,687,992    $3,195,557   $1,191,744
Total liabilities                 $15,070,005   $12,276,962   $55,687,992    $3,195,557   $1,191,744
Working capital                   $30,456,978   $36,938,265  $(36,273,218)  $(3,195,557) $(1,191,744)
Stockholders' equity (deficit)    $50,674,742   $56,389,360   $ 1,739,428    $ (369,188)  $    6,563

      Our net income (losses) for each fiscal quarter during the two years ended March 31, 2010 were:

                                           Net income  (loss) per share
                     Net income            ----------------------------
      Quarter          (loss)                Basic            Diluted

     6/30/2008      $ 2,964,581               0.05              0.05
     9/30/2008      $ 2,772,339               0.05              0.05
   12/31/2008       $   530,812               0.01              0.01
     3/31/2009      $ 2,128,662               0.03              0.03

     6/30/2009      $  (407,924)             (0.01)            (0.01)
     9/30/2009      $ 1,873,715               0.02              0.02
    12/31/2009      $   521,479               0.01              0.01
     3/31/2010      $(7,324,437)             (0.10)            (0.10)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

      We believe that our Business to Customer business is robust and that consumers have become more confident in ordering products, like ours, over the internet. However, the nutritional supplement and cosmetic e-business markets have and continue to become increasingly competitive and are rapidly evolving. Barriers to entry are minimal and current and new competitors can launch new websites at a relatively low cost. Many competitors in this area have greater financial, technical and marketing resources than we do. Continued advancement in technology and increasing access to that technology is paving the way for growth in direct marketing. We also face competition for consumers from retailers, duty-free retailers, specialty stores, department stores and specialty and general merchandise catalogs, many of which have greater financial and marketing resources than we have. Notwithstanding the foregoing, we believe that we are well-positioned within the Asian consumer market with our current plan of supplying American merchandise brands to consumers and that our exposure to both the Asian and American cultures gives us a competitive advantage. There can be no assurance that we will maintain our competitive edge or that we will continue to provide only American made merchandise.

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

      The global economy is currently undergoing a period of unprecedented volatility, and the future economic environment may continue to be less favorable than that of recent years. This has led, and could further lead, to reduced consumer spending, and which may include spending on nutritional and beauty products and other discretionary items, such as our products. In addition, reduced consumer spending may force us and our competitors to lower prices. These conditions may adversely affect our revenues and profits.

Results of Operations

      Material changes in our Statement of Operations for the periods presented are discussed below:

Year Ended March 31, 2010

                      Increase (I) or
Item                    Decrease (D)   Reason
----                  ---------------  ------

Sales revenue, net           I         Sales are recorded net of the commissions
                                       we pay the Affiliates who are responsible for the sales. We lowered the commission payout to our Affiliates by approximately
                                       15% during the fiscal year ended March
                                       31, 2010. The reduction in commissions increased our sales revenue.

Shipping charges             D         We do not collect shipping fees
                                       for the sales made through our reverse
                                       auction programsince products sold under this program are shipped directly by the manufacturer of the product.

Gross Profit                 I         Gross profit, as a % of total revenue,
as a % of total revenue                was 71% during fiscal 2010 compared to
                                       57% during the year ended March 31, 2009.
                                       The increase in our gross percentage was the result of increased sales revenue.
                                       Sales revenue increased due primarily to a change in the amount of commissions we paid our affiliates, and not as a result of increased product sales. If sales revenue increased primarily as a result of product sales, there would have been a corresponding increase in cost of goods sold as well as shipping costs.

Selling, general and
administrative expenses      I         Professional fees incurred in
                                       revising our registration statement on
                                       Form 10 and our 10-K and 10-Q reports to respond to comments we received from the Securities and Exchange Commission.

Interest income               D        Decline in interest rates.

Loss on equity method
of Excalibur                  I        We did not acquire our  interest in
                                       Excalibur  until October  2008.  As a
                                       result, we reflected  our share of
                                       Excalibur's  losses  for  only  part of
                                       our  year ended  March 31,  2009.  The
                                       equity method was used for our investment in Excalibur for the nine months ended
                                       December 31, 2009 and for the year ended
                                       March 31, 2009. For the three months
                                       ended March 31, 2010 and as of March 31,
                                       2010, Excalibur's financial statements
                                       were consolidated with our financial
                                       statements and all inter-company accounts and transactions were elimina-ted in consolidation.

Foreign exchange loss         I        Changes in foreign exchange rates.

Other income, net             D        Other income represents fees received for
                                       educational training classes conducted by the Company. During the year ended March
                                       31, 2010 group leaders conducted more of the classes and we did not receive any fees for the classes conducted by the group leaders.

Year Ended March 31, 2009

                      Increase (I) or
Item                    Decrease (D)   Reason
----                  ---------------  ------

Sales revenue, net            D        We experienced a decrease in gross
                                       revenues due to the worldwide recession and the general slowdown in personal consumption that affected the Chinese in general. In addition, we increased our initial cost to become an affiliate from $250 to $300 in July 2008. This increase may have contributed to a decrease in sales as some customers may have considered this increase to be too expensive.

Shipping charges              D        Decreased sales.

Gross Profit as a %           D        Gross profit, as a % of total revenue,
of total revenue                       was  57% during the year ended  March 31,
                                       2009 as compared to 61% during the year ended March 31, 2008. The slight decrease in our gross profit % was the result of the distribution of products for promotional purposes (for which we did not receive any revenue) during the year.

Selling, general and
administrative expenses       I        Professional fees incurred in
                                       connection with our Regulation S private offering and royalty fees accrued for the use of the "EFT" trademark, which we first began to pay in April 2008.

Interest income               I        Increase in cash balances as a
                                       result of the sale of our shares in a
                                       Regulation S offering.

Loss on equity method
of Excalibur                  I        We acquired our interest in Excalibur in
                                       October 2008.  We did not have any
                                       interest in Excalibur during the year
                                       ended March 31, 2008.

Foreign exchange income       I        Changes in foreign currency exchange
                                       rates.

Other income, net             I        Other income, net consists of fees
                                       received for educational training
                                       classes and increased due to additional
                                       classes held.

Capital Resources and Liquidity

      Material changes in our balance sheet items between March 31, 2010 and March 31, 2009 are discussed below:

                      Increase (I) or
Item                    Decrease (D)   Reason
----                  ---------------  ------

Inventories                  D         Decrease in sales.

Prepaid expenses             D         Less prepaid expenses to
                                       vendor at year ended March 31, 2010.

Short term note receivable,  I         Loans to Excalibur are no longer shown
related party                          due to the consolidation of Excalibur's
                                       financial statements as of March 31,
                                       2010. As a result of the consolidation, all inter-company accounts were eliminated.

Property and equipment, net  I         As a result of the consolidation of
                                       Excalibur's financial statements, as of
                                       March 31, 2010 Excalibur's property and
                                       equipment are now included in this
                                       category.

Equity method investment     D         As a result of the consolidation of
                                       Excalibur's financial statements as of
                                       March 31, 2010, we no longer account for our investment in Excalibur using the equity method

Investments in bonds         I         We used some of our excess cash to invest
                                       in bonds during the year ended March 31, 2010.

Security deposits            I         Security deposits are amounts
                                       paid to owners of properties we lease. In fiscal 2010 we leased more properties for our satellite training centers.

Accounts payable             D         Trademark royalties  accrued at March 31,
                                       2009 were paid during the year ended
                                       March 31, 2010.

Unearned revenues            I         Temporary delay in deliveries
                                       of product to Affiliates resulted in
                                       higher unearned revenues.

Contingent liabilities       I         The financial statements of
                                       Excalibur, together with its contingent
                                       liabilities, were consolidated with our
                                       financial statements as of March 31,
                                       2010. See Note 12 to the financial
                                       statements included as part of this
                                       report for information concerning these
                                       contingent liabilities.

Non-controlling Interest     I         This item represents the
                                       interests in Excalibur and Digital
                                       Development Partners owned by others. We did not consolidate Excalibur until March
                                       31, 2010 and we did not acquire Digital
                                       until February 2010.

      Between January and August of 2008 we sold 14,890,040 Units to non-U.S. residents at a price of $3.80 per Unit. The Units were sold pursuant to the exemption provided by Regulation S of the Securities and Exchange Commission.

      Each Unit consisted of one share of our common stock and one warrant. Each warrant is exercisable to purchase one share of common stock for a price of $3.80 per share until the second anniversary date of the date of issuance. We can redeem the warrants, on a pro rata basis, at a price of $0.0001 per warrant within 30 days from the 10th consecutive trading day that the closing sales price, or the average of the closing bid and asked price of our common stock trades on the OTC, or any public securities market within the USA, is at least $11.
      We used $19,193,000 from the sale of the Units to purchase our 48.81% interest in Excalibur International Marine Corporation.

      We believe that our cash on hand and cash generated from our operations will satisfy our capital requirements through May 31, 2011.

      Yeuh-Chi Liu, a supplier of our spray bottles, borrowed $1,567,000 from us in July 2008. The loan is non-interesting bearing and is payable upon demand. The loan, which was outstanding at May 31, 2010, is secured by Yeuh-Chi Liu's 3.97% ownership interest in Excalibur International Marine Corporation.

      Since July 2008 we have made loans to Excalibur International Marine Corporation. The loans were primarily used by Excalibur to acquire its ship, the OceanLaLa, and to fund operating costs. As of March 31, 2010 we had the following outstanding loans to Excalibur:

          Principal Amount       Interest Rate        Due Date
          ----------------       -------------        --------

            $ 1,564,717               0%              Demand on demand
            $ 2,000,000               8%              November 25, 2010
            $   500,000               8%              November 25, 2010
            $   600,000               8%              November 13, 2010
            $   250,000               8%              February 18, 2011
            $   510,000               8%              November 13, 2010
            $   100,000               8%              January 7, 2011
            $   120,000               8%              February 1, 2011
            $   160,000               8%              February 11, 2011
            $   140,000               8%              March 10, 2011

      Our material sources and (uses) of cash during the year ended March 31, 2010 were:

            Cash  provided (used) by operations               $7,032,020
            Cash acquired as a result of the consolidation
              of Excalibur and Digital Development               824,859
            Equipment purchases                                 (993,800)
            Loans to related parties                          (1,660,382)
            Purchase of investment securities                 (4,800,184)
            Other                                               (200,517)

      Our material sources and (uses) of cash during the year ended March 31, 2009 were:

            Cash from (used by) operations                   $(4,355,756)
            Equipment purchases                                 (305,068)
            Loans to related parties                          (5,961,717)
            Purchase of interest in Excalibur Marine         (19,193,000)
            Sale of common stock and warrants                 52,831,758

Future Contractual Obligations

                        Total    2011      2012     2013     2014     Thereafter
                        -----    ----      ----     ----     ----     ----------

Lease payments        $931,955 $532,543  $399,412       -        -           -

      Other than as disclosed above, we do not anticipate any capital requirements for the twelve months ending March 31, 2011.

      We do not have any commitments or arrangements from any person to provide us with any additional capital.

Except as disclosed in Item 1.A or this Item 7, we do not know of any trends or demands that affected, or are reasonably likely to affect, our capital resources or liquidity.

Off-Balance Sheet Arrangements

      We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition.

Significant Accounting Policies/Recent Accounting Pronouncements

      See Note 2 to the financial statements included as part of this report for a description of our significant accounting policies and recent accounting pronouncements which have, or potentially may have, a material impact on our financial statements.

Critical Accounting Policies and Estimates

      Our financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

Cash and Cash Equivalents
-------------------------

      Cash and cash equivalents include cash on hand, cash in bank deposits, and certificates of deposit. We maintain our accounts in various banks. Cash on deposit with several banks exceed the federally insured limit.

Inventories
-----------

      Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market. Inventory consists of high tech nutritional, cosmetic, automotive maintenance and environmentally safe products. We have two warehouses, one in City of Industry, CA and the other in Kowloon, HK. On a quarterly basis, we review inventory levels in each country for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on this review, we record inventory write-downs when costs exceed expected net realizable value. Historically, our estimates of the obsolete or unmarketable items have been insignificant.

Notes Receivable
----------------

      We periodically review notes receivable for reliability, collectability and recent account activities. If our estimates regarding collectability are inaccurate or an unforeseen matter occurs, we may be exposed to bad debts. As of March 31, 2010, we did not have an allowance for bad debts.

Investment
----------

      On October 25, 2008, we acquired, through our wholly-owned subsidiary EFT Investment, a 48.81% equity interest in Excalibur for $19,193,000.

      The equity method was used for this investment for the nine months ended December 31, 2009 and for the year ended March 31, 2009. Excalibur became our VIE in January 15, 2010. For the three months ended March 31, 2010 and as of March 31, 2010, Excalibur's financial statements were consolidated with our March 31, 2010 and December 31, 2009 financial statements, and all inter-company accounts and transactions were eliminated in consolidation.

Revenue/Unearned Revenue
------------------------

      Our revenue recognition policy is in accordance with the requirements of Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, ("SAB 104"), ASC Topic 605, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) ASC Topic 605 and other applicable revenue recognition guidance and interpretations. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Transportation income is generated from transporting passengers and cargo and is recognized at the time when passengers and cargo are conveyed to the destination port. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Commissions paid to our Affiliates are considered to be a reduction of the selling prices of our products, and are recorded as a reduction of revenue.

      Unearned Revenues consist of cash received in advance for goods to be delivered at a future date. We record the payments received from customers as a liability until the products are delivered. Sales are recorded when the products are delivered.

     We have developed a reverse auction program, for the purpose of increasing revenues by attracting new members to join our Affiliate program. In a reverse auction the objective is to bid the price of a product down within a predetermined time frame unlike an ordinary auction (also known as a forward auction) where bidders bid the price up and the highest bidder wins the right to buy the product at the conclusion of bidding. The reverse auction program was beta-tested and introduced to all Affiliates in June 2009. All the bidders acknowledge that they have read and understand the Terms and Conditions before they can participate in the program. The bidders must purchase bids in advance before entering the reverse auction program and these purchased bids are non-refundable. Every bid has a fixed price of $1 and we only recognize revenue when a bidder places a bid on an auction product. The reverse auction program generated $1,233,005 in sales revenue during the year ended March 31, 2010.

Foreign Currency Translation
----------------------------

      Our reporting currency is the U.S. dollar. Our operations in China, Hong Kong and Taiwan use their local currencies as their functional currency. The financial statements of our subsidiaries are translated into U.S. Dollars (USD) in accordance with ASC Topic 830, Foreign Currency Translation. According to ASC Topic 830, all assets and liabilities are translated at the year end current exchange rate, stockholders equity items are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, Reporting Comprehensive Income as a Component of Stockholders Equity. Foreign exchange transaction gains and losses are reflected in the income statement.

Income Taxes
------------

      We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating losses and tax credit carry-forwards. Management must make assumptions, judgments and estimates to determine the current provision for income taxes and the deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Management's judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, management's interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or management's interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our financial statements. Management's assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income, such as income from operations. Actual operating results and the underlying amount and category of income in future years could render management's current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from the estimates, thus materially impacting the financial position and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      For our fiscal year ended March 31, 2010 all of our sales were made outside of the United States. All of our sales are denominated in currencies other than the United States dollar. In addition, from time to time we make intercompany loans with our foreign subsidiaries that are denominated in foreign currencies.

      We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of our local currency balances and those of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. It is our policy not to enter into derivative financial instruments for speculative purposes. We do not hedge our exposure to foreign currency fluctuations. A 10% adverse change in the underlying foreign currency exchange rates would not be significant to our financial condition or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page(s)

Consolidated Financial Statements

   Consolidated Balance Sheets                                              F-1

   Consolidated Statements of Operations                                    F-2

   Consolidated Statements of Changes in Stockholders' Equity               F-3

   Consolidated Statements of Cash Flows                                    F-4

Notes to Consolidated Financial Statements                                  F-5

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Audit Committee
EFT Biotech Holdings, Inc.
City of Industry, California

We have audited the consolidated balance sheets of EFT Biotech Holdings, Inc. (the Company) as of March 31, 2010 and 2009, and the related consolidated statements of operations and changes in stockholders' equity and cash flows for the years ended March 31, 2010, 2009, and 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EFT Biotech Holdings, Inc. as of March 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years ended March 31, 2010, 2009, and 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EFT Biotech Holdings, Inc.'s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 21, 2010 expressed an adverse opinion thereon.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
June 21, 2010

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Audit Committee
EFT Biotech Holdings, Inc.
City of Industry, California

We have audited the EFT Biotech Holdings Inc. and subsidiaries' (the Company) internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of the internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statement for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses of the company's internal control over financial reporting which Management has not identified and included in its assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the March 31, 2010 financial statements, and this report does not affect our report dated June 21, 2010 on those financial statements.


o The Company did not have sufficient internal controls to properly evaluate revenue recognition criteria.

o The Company did not have sufficient internal controls to mitigate cut-off errors in revenue.

o The Company did not have sufficient internal controls related to proper oversight of work performed by the controller.

o The Company did not have sufficient internal controls over the period-end financial reporting process.

o The Company did not have sufficient internal controls to deter or mitigate management override.

o The Company did not have sufficient internal controls to correctly and accurately record business combinations.

o The Company did not have sufficient internal controls over its variable interest entity Excalibur International Marine Corporation as of December 31, 2009, the date used for the consolidation of Excalibur International Marine Corporation's financial statements. The Company took control of Excalibur International Marine Corporation subsequent to December 31, 2009.


In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, EFT Biotech Holdings, Inc. has not maintained effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EFT Biotech Holdings, Inc. as of March 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended March 31, 2010, 2009, and 2008 of EFT Biotech Holdings, Inc. and our report dated June 21, 2010 expressed an unqualified opinion thereon, which was not affected by the adverse opinion on internal control over financial reporting.


/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
June 21, 2010

                           EFT BIOTECH HOLDINGS, INC.
                           Consolidated Balance Sheets

                                              March 31, 2010     March 31, 2009
                                             ----------------   ----------------
                    ASSETS
Current assets
   Cash and cash equivalents                 $   38,383,833     $   38,181,837
   Inventories                                    2,971,713          3,908,629
   Securities available for sale                    791,388            508,746
   Prepaid expenses                                 475,092          2,551,298
   Short term note receivable, related party              -          4,064,717
                                             ----------------   ----------------
     Total current assets                        42,622,026         49,215,227

Restricted cash                                     193,992                  -
Other receivables                                    96,914             33,503
Property and equipment, net                      15,370,975            360,156
Equity method investment                                  -         17,129,314
Investments in bonds                              4,763,165                  -
Loan to related party                             2,034,100          1,897,000
Security deposit                                    658,575             31,122
Goodwill                                              5,000                  -
                                             ----------------   ----------------
     Total assets                            $   65,744,747     $   68,666,322
                                             ================   ================

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                          $    2,346,835     $    3,610,195
   Other liabilities                              7,101,106          6,675,552
   Unearned revenues                              2,673,680          1,991,215
   Due to related parties                            43,427                  -
                                             ----------------   ----------------
     Total current liabilities                   12,165,048         12,276,962

Contingent liabilities                            2,904,957                  -
                                             ----------------   ----------------
     Total liabilities                           15,070,005         12,276,962

Stockholders' equity
   EFT Biotech Holdings, Inc. stockholders'
   equity:
    Preferred stock, $.001 par value,
     25,000,000 shares authorized,
     none issued and outstanding                          -                  -
    Common stock, $0.0001 par value,
     4,975,000,000 authorized,
     75,983,205 and 75,983,205 shares
     issued and outstanding
     at March 31, 2010 and 2009                         760                760
    Additional paid in capital                   52,854,891         52,854,891
    Retained earnings (deficit)                  (3,821,924)         4,023,992
    Accumulated other comprehensive gain (loss)    (469,326)          (490,283)
                                             ----------------   ----------------
   Total EFT Biotech Holdings, Inc.
    stockholders' equity                         48,564,401         56,389,360
   Noncontrolling interest                        2,110,341                  -
                                             ----------------   ----------------
     Total stockholders' equity                  50,674,742         56,389,360
                                             ----------------   ----------------
     Total liabilities and stockholders'
      equity                                 $   65,744,747     $   68,666,322
                                             ================   ================

The accompanying notes are an integral part of these audited consolidated financial statements.

                           EFT BIOTECH HOLDINGS, INC.
                      Consolidated Statements of Operations


                                                         Year Ended
                                      ----------------------------------------------
                                      March 31, 2010  March 31, 2009  March 31, 2008
                                      --------------  --------------  --------------

Sales revenues, net                   $  16,776,314   $  12,846,809   $  30,249,302
Shipping charge                           4,006,080       5,657,625      10,110,360
                                      --------------  --------------  --------------
                                         20,782,394      18,504,434      40,359,662

Cost of goods sold                        4,869,900       5,780,447      11,423,852
Shipping cost                             1,224,231       2,204,502       4,467,140
                                      --------------  --------------  --------------
                                          6,094,131       7,984,949      15,890,992
                                      --------------  --------------  --------------
Gross profit                             14,688,263      10,519,485      24,468,670

Selling, general and administrative
expenses                                  9,230,462       8,929,162       3,693,369
                                      --------------  --------------  --------------
Net operating income                      5,457,801       1,590,323      20,775,301

Other income (expense)
   Interest income                          546,471       1,246,433         275,538
   Investment income                         13,437               -               -
   Loss from equity method investment    (5,744,421)     (2,063,686)              -
   Equity method investment write-off    (8,178,697)              -               -
   Foreign exchange gain (loss)            (133,437)        723,357          (4,248)
   Other income/expense                      88,780         634,635          54,904
                                      --------------  --------------  --------------
Total other income (expense)            (13,407,867)        540,739         326,194
                                      --------------  --------------  --------------
Net income (loss) from continuing
operations before income taxes and
noncontrolling interest                  (7,950,066)      2,131,062      21,101,495

Income taxes expense (benefit)               (4,505)        132,400         305,800

Net income (loss) before
extraordinary gain                       (7,954,571)      2,128,662      20,795,695

Extraordinary gain                          100,531               -               -
                                      --------------  --------------  --------------
Net income (loss)                     $  (7,845,040)  $   2,128,662   $  20,795,695

Noncontrolling interest                      (8,124)              -               -
                                      --------------  --------------  --------------
Net income (loss)                     $  (7,845,916)  $   2,128,662   $  20,795,695
                                      ==============  ==============  ==============
Net income per common share
   Basic and diluted                  $       (0.10)  $        0.03   $        0.37
                                      ==============  ==============  ==============
Weighted average common shares
 outstanding
   Basic and diluted                     75,983,205      66,637,448      55,350,545
                                      ==============  ==============  ==============


The accompanying notes are an integral part of these audited consolidated financial statements

                           EFT BIOTECH HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                     Accumulated
                                                         Additional      Retained       Other                           Total
                                     Common Stock         Paid-in        Earnings   Comprehensive  Non-controlling   Stockholders'
                                  Shares       Amount     Capital       (Deficits)  Income (Loss)     Interests         Equity
                                  ------       ------    ----------     ----------  -------------  ---------------   -------------

BALANCE, MARCH 31, 2007         52,099,000   $    521    $    4,479   $  (374,188)  $         -     $        -    $   (369,188)

Issuance of preferred
 stock and warrants                      -          -             -             -             -              -               -
Issuance of common stock
 for services                    1,201,000         12         2,150             -             -              -           2,162
Shares effectively issued
 to former shareholders as
 part of the recapitalization    7,722,414         77           (77)            -             -              -               -

Comprehensive income:
Net income                               -          -             -    20,795,695             -              -      20,795,695
Dividend paid                            -          -             -   (18,526,177)            -              -     (18,526,177)
Unrealized loss on investments           -          -             -             -      (163,064)             -        (163,064)
Total comprehensive income               -          -             -             -             -              -       2,106,454
                               ------------ ----------  ------------ -------------  -------------   -----------    ------------

BALANCE, APRIL 1, 2008
 - restated                     61,022,414  $     610   $     6,552  $  1,895,330   $   (163,064)   $        -     $ 1,739,428

Shares effectively issued
 to former shareholders             66,667          1            (1)            -              -             -               -
Issuance of common stock
 to employee                         4,084          -        16,731             -              -             -          16,731
Issuance of common stock
 to private placement
 offering                       14,890,040        149    43,919,414             -              -             -      43,919,563
Issuance of warrant to
 private placement offering              -          -     8,912,195             -              -             -       8,912,195

Comprehensive income:
Net income                               -          -             -     2,128,662              -             -       2,128,662
Unrealized gain/loss on
 investments                             -          -             -             -       (327,219)            -        (327,219)
Total comprehensive income               -          -             -             -              -             -       1,801,443
                               ------------ ----------  ------------ -------------  -------------   -----------    ------------

BALANCE, MARCH 31, 2009         75,983,205  $     760   $52,854,891  $  4,023,992   $   (490,283)   $        -     $56,389,360

Acquisition of subsidiaries
 with noncontrolling interest            -          -             -             -              -     2,150,673       2,150,673

Comprehensive income:
Net loss                                 -          -             -    (7,845,916)             -        (8,124)     (7,854,040)
Unrealized gain on
 investments                             -          -             -             -        245,623             -         245,623
Foreign currency translation
 adjustment                              -          -             -             -       (224,666)      (32,208)       (256,874)
Total comprehensive income               -          -             -             -              -             -      (7,865,291)
                               ------------ ----------  ------------ -------------  -------------   -----------    ------------

BALANCE, MARCH 31, 2010         75,983,205  $     760   $52,854,891  $ (3,821,924)  $   (469,326)   $2,110,341     $50,674,742
                               ============ ==========  ============ =============  =============   ===========    ============



The accompanying notes are an integral part of these audited consolidated financial statements.

                           EFT BIOTECH HOLDINGS, INC.
                      Consolidated Statements of Cash Flows


                                                         Year Ended
                                      ----------------------------------------------
                                      March 31, 2010  March 31, 2009  March 31, 2008
                                      --------------  --------------  --------------

Cash flows from operating
activities:
 Net income (loss)                    $  (7,845,916)  $   2,128,662   $  20,795,695
 Adjustments to reconcile net
 income (loss) to net cash
 provided by (used in) operating
 activities:
   Depreciation and amortization             77,110          51,514          38,340
   Loss on equity method investment       5,744,421       2,063,686               -
   Warranty liability                        (9,079)        (33,924)         36,912
   Stock based compensation                  11,467          16,731           2,162
   Loss attributable to the
    noncontrolling interests                 (8,124)              -               -
   Equity method investment write-off     8,178,697               -               -
   Extraordinary gain from
    acquisition of business                (100,531)              -               -
  Changes in operating assets and
  liabilities:
    Inventories                             936,916      (1,289,200)       (833,670)
    Prepaid expenses and other receivable 1,478,331      (1,761,551)       (411,560)
    Accounts payable                     (2,520,479)      2,806,154         497,625
    Other liabilities                       406,742      (6,078,238)     12,372,996
    Unearned revenues                       682,465      (1,954,590)      1,434,470
    Income tax payable                            -         305,000        (305,000)
                                      --------------  --------------  --------------

   Net cash provided by (used in)
   operating activities                   7,032,020      (4,355,756)     34,237,970

Cash flows from investing activities:
  Cash acquired in acquisition
   of Digital Development                    96,561               -               -
  Cash acquired upon taking control
   of Excalibur                             728,298               -               -
  Additions to fixed assets                (993,800)       (305,068)       (101,706)
  Note receivables - related party       (1,660,382)     (5,961,717)              -
  Purchase of bonds                      (4,800,184)              -               -
  Investments                                     -     (19,193,000)              -
  Purchase of available for
   sale securities                                -               -        (999,029)
  Stock issuing costs                        (3,992)              -               -
                                      --------------  --------------  --------------
  Net cash (used in) investing
  activities                             (6,633,499)    (25,459,785)     (1,100,735)

Cash flows from financing activities:
  Payment of dividends                                                  (18,526,177)
  Restricted Cash                          (193,992)              -     (37,845,432)
  Proceed from issuance of stock
   and warrants                                   -      52,831,758      37,845,432
  Net cash provided by (used in)
   financing activities                   (193,992)
                52,831,758              (18,526,177)

Effect of exchange rate
 changes on cash                             (2,533)              -               -
                                      --------------  --------------  --------------
Net increase in cash                        201,996      14,611,058      23,016,217

Cash, beginning of period                38,181,837      15,165,620         554,562
                                      --------------  --------------  --------------
Cash, end of period                   $  38,383,833   $  38,181,837   $  15,165,620
                                      ==============  ==============  ==============

Supplemental disclosures of cash
flow information:
  Income taxes paid in cash           $       4,505   $       2,400   $         800

Non-cash investing and financing
activities:
  Unrealized loss on securities
   available for sale                 $     245,623   $     327,219   $     163,064
  Fixed assets sold with receivable   $           -   $      33,504   $           -
  Release of cash from restriction    $           -   $  37,845,432   $           -


The accompanying notes are an integral part of these audited consolidated financial statements.

EFT BIOTECH HOLDINGS, INC.
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - ORGANIZATION

EFT Biotech Holdings, Inc. ("EFT Holdings" or "the Company"), formerly HumWare Media Corporation, GRG, Inc., Ghiglieri Corporation, Karat Productions, Inc., was incorporated in the State of Nevada on March 19, 1992.

On November 18, 2007, the Company issued 53,300,000 shares of its common stock in connection with a share exchange with the stockholders of EFT BioTech, Inc. ("EFT BioTech"), a Nevada Corporation formed on September 18, 2007 (the "Transaction"), pursuant to which EFT BioTech became a wholly-owned subsidiary of the Company. The 53,300,000 common shares issued included 52,099,000 shares issued to pre-capitalization shareholders and 1,201,000 to four directors and officers of EFT BioTech, and represented approximately 87.34% of the Company's common stock outstanding after the Transaction. Consequently, the stockholders of EFT BioTech, Inc. owned a majority of the Company's common stock immediately following the Transaction. As EFT Holdings was a non-operating public shell corporation that acquired an operating company, this Transaction was treated as a capital transaction where the acquiring corporation issued stock for the net monetary assets of the shell corporation, accompanied by a recapitalization. The accounting is similar in form to a reverse acquisition, whereby EFT BioTech is deemed to be the accounting acquirer, except that goodwill or other intangibles are not recorded. All references to EFT BioTech common stock have been restated to reflect the equivalent numbers of EFT Holdings common shares.

At its formation on September 18, 2007, EFT BioTech acquired EFT Limited, a British Virgin Islands company ("BVI") formed on August 22, 2007, pursuant to which EFT Limited (BVI) became a wholly-owned subsidiary of EFT BioTech. On October 20, 2008, EFT Investment Co., Ltd. ("EFT Investment"), a Taiwan company, was formed as a wholly-owned subsidiary of EFT Biotech Holdings, Inc. Since both EFT BioTech , EFT Limited (BVI) and EFT Investment Co., Ltd. were under common control, this acquisition represents a reorganization of entities under common control.

EFT Limited (BVI) has four wholly-owned subsidiaries: EFT, Inc., a California company formed on January 1, 2003, Top Capital International, Ltd. (BVI), a BVI company formed on May 22, 2002, EFT (HK), Ltd., a Hong Kong ("HK") company formed on November 1, 2006 and EFT International Ltd. (BVI), a BVI company formed on April 20, 2005, which it acquired all on November 14, 2007. As EFT Limited (BVI) and the four companies being acquired were under common control, this acquisition also represents a reorganization of entities under common control.

These reorganizations of entities under common control resulted in changes in the legal organization of these predecessors to EFT BioTech but did not result in changes in the reporting entity.

On October 20, 2008, EFT Investment Co., Ltd. ("EFT Investment"), a Taiwan company, was formed as a wholly-owned subsidiary of EFT Biotech Holdings, Inc. On October 25, 2008, EFT Investment Co. Ltd ("EFT Investment") acquired 48.81% of Excalibur International Marine Corporation ("Excalibur")'s capital stock. Due to the substantial financial support EFT Investment has provided Excalibur to fund its operations and other factors, EFT Investment is deemed to have controlling interest in Excalibur at January 15, 2010 as defined by Accounting Standards Codification ("ASC") Topic 810, Consolidation, which requires EFT Investment to consolidate the financial statements of Excalibur as its variable interest entity ("VIE"). Prior to that date, Excalibur was accounted for as an equity method investment. Since Excalibur has a year end of December 31, it's December 31, 2009 financial information is consolidated with the Company's March 31, 2010 financial statements.

      In February 2010 the Company assigned the worldwide distribution and servicing rights to a product known as the "EFT-Phone" to Digital Development Partners, Inc. in exchange for 79,265,000 shares of Digital's common stock. The shares acquired represent approximately 92% of Digital's outstanding common stock.

      The EFT-Phone consists of a cell phone which uses the Microsoft Operating System. The EFT-Phone has an application that will allow the Company's Affiliates to access all of their back office sites, including their commission accounts, through which the Affiliates will be able to deposit, withdraw and transfer money to another account or to another Affiliate at no cost. The EFT-Phone will have educational applications and PowerPoint presentation capabilities.

      The worldwide distribution and servicing rights to the EFT-Phone include the right to sell the EFT-Phone to the Company's affiliates and others. Servicing includes the collection of service fees for all EFT-Phones worldwide, including monthly fees, usage fees, as well as call forwarding, call waiting, text messaging and video fees. Digital also acquired the rights to distribute all EFT-Phone accessories.

      The EFT-Phone will be manufactured by an unrelated third party. Distribution of the EFT-Phones is expected to begin in July, 2010. The Company, through its subsidiaries, is mainly engaged in the E-Business designed around the concept of Business-to-customer using the World Wide Web as its "storefront" and business platform to market, sell and distribute 50 American brand products consisting of 26 nutritional products, 21 personal care products, 1 automotive fuel additives, 1 home product and a portable drinking container. In addition, the Company, through Excalibur, owns and operates a ship which transports passengers and cargo between Taiwan and mainland China through the Taiwan Strait.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and VIE for which a subsidiary of the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated in consolidation.

Foreign Currency
----------------

The Company's reporting currency is the U.S. dollar. The Company's operations in Hong Kong and Taiwan use their local currencies as their functional currency. The financial statements of the subsidiaries are translated into U.S. Dollars
(USD) in accordance with ASC Topic 830, Foreign Currency Translation. According to the Statement, all assets and liabilities were translated at the year end current exchange rate, stockholders equity items are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, Reporting Comprehensive Income as a Component of Stockholders Equity. Foreign exchange transaction gains and losses are reflected in the income statement.

Use of Estimates
----------------

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

Contingencies
-------------

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company maintains its accounts in banks, several of which exceed the federally insured limit. In aggregate, approximately $36.9 million in deposits were exceeded the federally insured limit.

Securities available for sale
-----------------------------

The Company's investments in publicly traded equity securities are classified as available-for-sale and are reported at fair value (based on quoted prices and market prices) using the specific identification method. Unrealized gains and losses, net of taxes, are reported as a component of stockholders' equity. Realized gains and losses on investments are included in investment and other income, net when realized. Any impairment loss to reduce an investment's carrying amount to its fair market value is recognized in income when a decline in the fair market value of an individual security below its cost or carrying value is determined to be other than temporary.

Inventories
-----------

Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market. Inventory consists of high tech nutritional, cosmetic, automotive maintenance and environmentally safe products. The Company has two warehouses, one in City of Industry, CA and the other in Kowloon, HK. On a quarterly basis, the management reviews inventory levels in each country for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on this review, the Company records inventory write-downs when costs exceed expected net realizable value. Historically, our estimates of the obsolete or unmarketable items have been insignificant.

Property and equipment
-----------------------

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

Machinery & equipment                                 3-8 years
Computers & office equipment                          3-5 years
Automobile                                            5 years
Leasehold improvements                                5 years
Transportation equipment                              10 years

For the years ended March 31, 2010 and 2009, depreciation expenses were $77,110 and $51,514, respectively.

Long-Lived Assets
-----------------

Effective January 1, 2002, the Company adopted ASC Topic 360, Accounting for the Impairment or Disposal of Long-Lived Assets, ASC Topic 360 which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of ASC Topic 225, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC Topic 360. ASC Topic 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Fair Value of Financial Instruments
-----------------------------------

ASC Topic 825 requires that the Company discloses estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value due to the short-term maturity of these instruments.

Fair Value Measurements
-----------------------

Effective April 1, 2008, the Company adopted ASC Topic 820 which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. ASC Topic 820 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various other accounting pronouncements. The adoption of ASC Topic 820 did not have a material effect on the Company's financial condition or operating results.

Refer to Note 4, "Fair Value Measurements" for additional information on the adoption of ASC Topic 820.

Stock-Based Compensation
------------------------

ASC Topic 718 requires companies to recognize in the statement of operations the grant date fair value of stock options and other equity-based compensation issued to employees. The Company adopted ASC Topic 718 on April 1, 2006.

Stocks issued to officers or employees
--------------------------------------

During the years 2010 and 2009, the Company has not issued any stock options or warrants to employees nor are there any outstanding warrants or options as of March 31, 2010, therefore pro forma disclosures are not required.

Stock issued for service
------------------------

The Company accounts for equity instruments issued in exchange for the receipts of goods or service from other than employees in accordance with Accounting Standards Codification or "ASC" Topic 718 and the conclusions reached by ASC Topic 505. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of performance commitment or completion of performance by the provider of goods or service as defined by ASC Topic 505.

During November 2008, the Company issued 4,084 shares of common stock in exchange of service we received. For the years ended March 31, 2010 and 2009, the stock-based compensation for shares issued to non-employees was $0 and $16,731, respectively.

Revenue Recognition
-------------------

The Company's revenue recognition policy is in accordance with the requirements of Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, ("SAB 104"), ASC Topic 605, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) ASC Topic 605 and other applicable revenue recognition guidance and interpretations. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Transportation income is generated from transporting passengers and cargo and is recognized at the time when passengers and cargo are conveyed to the destination port. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Cash consideration given by the Company to its sales affiliates is considered to be a reduction of the selling prices of the Company's products, thus, is recorded as a reduction of revenue.

The Company has developed its own reverse auction program, for the purpose of increasing revenues by attracting new members to join EFT's affiliate program. In a reverse auction the objective is to bid the price of a product down within a predetermined time frame unlike an ordinary auction (also known as a forward auction) where bidders bid the price up and the highest bidder wins the right to buy the product at the conclusion of bidding. The reverse auction program was beta-tested and introduced to the Company's Affiliates in June 2009. All bidders acknowledge that they have read and understand the Terms and Conditions with the Company before they can participate in the reverse auction program. Every bid has a fixed price of $1 and the Company only recognizes revenue when bidder has placed a bid on an auction product. The bidders must purchase bids in advance before entering the reverse auction program and these purchased bids are non-refundable according to the Terms and Conditions of the reverse auction program. The reverse auction program generated $1,233,005 sales revenue as of March 31, 2010.

Warranty
--------

The Company generally does not provide customers with right of return except for defective products which is within six month warranty period from date of sales. Historically, the company warranty provisions have not been material. The specific warranty terms and conditions vary depending upon the product sold, but generally include replacement over a period of nine months. Factors that affect the Company's warranty liability include the number of products currently under warranty, historical and anticipated rates of warranty claims on those products, and cost per claim to satisfy the warranty obligation. The anticipated rate of warranty claims is the primary factor impacting the estimated warranty obligation. Warranty claims are relatively predictable based on our historical experience. Warranty reserves are included in other liabilities and the provision for warranty accruals is included in cost of goods sold in the consolidated statement of Operations and Other Comprehensive Income. Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management's estimate of the costs to remediate the claims and adjusts the provisions accordingly.

Currently, the Company estimates its warranty expense as follows:

         Products sold for
         -----------------------------------------

         0-2 months          2% of cost
         3-4 months          1.5% of cost
         5-6 months          1% of cost

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its limited warranty. The specific warranty terms and conditions vary depending upon the product sold, but generally include replacement over a period of nine months. Factors that affect the Company's warranty liability include the number of products currently under warranty, historical and anticipated rates of warranty claims on those products, and cost per claim to satisfy the warranty obligation. The anticipated rate of warranty claims is the primary factor impacting the estimated warranty obligation. The other factors are less significant due to the fact that the warranty period is only six months and replacement is generally already in stock or available at a pre-determined price. Warranty claims are relatively predictable based on historical experience of failure rates. If actual results differ from the estimates, the Company revises its estimated warranty liability.

Shipping Costs
--------------

The Company's shipping costs are included in cost of sales in the accompanying Consolidated Statements of Operations and Other Comprehensive Income for all periods presented.

Advertising
-----------

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. For the years ended March 31, 2010 and 2009, advertising expenses were $61,782 and $89,283, respectively.

Consultant Fee
--------------

On January 1, 2009, EFT International Ltd, a wholly-owned subsidiary of EFT BioTech Holdings, Inc., entered into a contract with ZR Public Relation Consultant Ltd. (the Consultant), which provides public relation consulting services in Asia. In consideration of the services rendered by the Consultant, EFT International Ltd agrees to pay 5% of total commission payout for each fiscal year. For the years ended March 31, 2010 and 2009, consultant expense for EFT International Ltd was $ 1,279,307 and $1,771,944, respectively.

Income Taxes
------------

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

Earnings Per Share
------------------

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

The following table shows the weighted-average number of potentially dilutive shares excluded from the diluted net income per share calculation for the years ended March 31, 2010 and 2009:

                                                  Year Ended March 31,
                                                2010             2009
                                                ----            -----

Weighted average warrants outstanding      14,890,040      14,890,040
                                           ----------      ----------
        Total                              14,890,040      14,890,040
                                           ==========      ==========


                                                  Year Ended March 31,
                                                2010             2009
                                                ----            -----
Historical Numerator:
   Net Income (loss)                  $    (7,845,916)   $  2,128,662
                                      ================   =============

Denominator:
   Weighted-average shares used
   for basic net income per share          75,983,205      66,637,448
                                      ================   ==============
Basic net income (loss) per shar      $         (0.10)   $       0.03
                                      ================   ==============

Comprehensive income
--------------------

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the periods presented is comprised of net income, unrealized loss on marketable securities classified as available-for-sale, and foreign currency translation adjustments.

Concentration of Credit Risk
----------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions, but several of its bank accounts exceed the federally insured limit. The Company's accounts receivable is constantly at a marginal to zero dollar ($0) level and its revenues are derived from orders place by consumers located anywhere in the world over the Company's designated internet portal. The Company maintains a zero dollar ($0) allowance for doubtful accounts and authorizes credits based upon its historical "sound and quality" after sales customer services provided to affiliates and customers. Historically, such customer services have been maintained in accordance with the management expectations. The Company routinely assesses the credits authorized to its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Segment Reporting
-----------------

ASC Topic 280, "Disclosure about Segments of an Enterprise and Related Information" requires use of the management approach model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Since management does not disaggregate Company data, the Company has determined that only one segment exists. Accordingly, no segment reporting is provided.

Recent accounting pronouncements
--------------------------------

In April 2010, the FASB issued the amendment to ASC Topic 718, "Compensation - Stock Compensation", which provides clarification that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trade should not be considered to contain a condition that is not a market, performance, or service condition. As a result, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This topic will be effective for periods beginning on or after December 15, 2010. The Company has not elected to early adopt this topic and is evaluating the impact that this topic will have on the Company's financial statements.

In April 2010, the FASB issued the amendment to ASC Topic 310, "Receivables". Amended ASC Topic 310 addresses that modification of loans if within a pool under the existing ASC do not result in the removal of those loans from the pool even the modification of those loans would otherwise be considered a troubled debt restructuring. Effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010 with early adoption permitted. This topic is to be applied prospectively. The Company has not elected to early adopt this topic and is evaluating the impact that this topic will have on the Company's financial statements.

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

Note 3 - FINANCIAL INSTRUMENTS

The following table summarizes unrealized gains and losses related to the Company's investments in marketable securities designated as available-for-sale. The fair value of securities available for sale has been estimated based on quoted market prices, which the Company currently believes are indicative of fair value. The Company's securities available for sale are mainly equity securities mutual funds.

                            March 31, 2010                 March 31, 2009
                  ---------------------------  --------------------------------
                   Fair    Cost    Unrealized  Fair        Cost      Unrealized
                   Value            (Loss)     Value                  (Loss)
                  -------  ------  ----------  --------   --------   ----------

Securities
 available for
 sale            $791,388 $999,029  $(207,641) $508,746   $999,029   $(490,283)
                 -------- --------  ---------- --------   --------   ----------
      Total      $791,388 $999,029  $(207,641) $508,746   $999,029   $(490,283)
                 ======== ========  ========== ========   ========   ==========


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

Level 1-- Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2-- Include other inputs that are directly or indirectly observable in the marketplace.

Level 3-- Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In accordance with ASC Topic 820, the Company measures its securities available for sale at fair value. The securities available for sale are classified within Level 1 since they are valued using quoted market prices.

Assets and liabilities measured at fair value are summarized below.

                                              March 31, 2010
                           -----------------------------------------------------
                             Level 1
                              Quoted
                              Prices        Level 2
                            in Active     Significant     Level 3
                           Markets for       Other      Significant
                            Identical     Observable    Unobservable
                              Assets        Inputs         Inputs        Total
                           ------------   ------------  ------------  ----------
Securities available
 for sale                   $  791,388     $       -     $        -   $  791,388
                           ------------   ------------  ------------  ----------

Total assets measured
 at fair value              $  791,388     $       -     $        -   $  791,388
                           ------------   ------------  ------------  ----------

Note 5 - NOTE RECEIVABLE, RELATED PARTIES

Short-Term

During years ended March 31, 2010 and 2009, the Company lent funds to Excalibur on a short-term basis to finance its operations. The short-term loans are due within six months to nine months and are extendable at the end of term. Interest rates on the short-term loans ranged from 8% to 12.5% per annum and from 3.00% to 3.75% per month at March 31, 2010 and 2009, respectively. Upon consolidation of Excalibur (see Note 8), the inter-company short-term loans were eliminated in consolidation. For year ended March 31, 2009, the equity method was used for the investment in Excalibur and the balance of short-term loans at March 31, 2009 was $4,064,717.

Long-Term

The Board of Directors of the Company approved two non-interest bearing unsecured demand loans in the amount of U.S. $330,000 and $1,567,000 respectively on July 11, 2009 and July 25, 2009 to Yeuh-Chi Liu, a vendor, a member of the board of directors and a shareholder of Excalibur. The $1,567,000 loan is collateralized with 3.97% ownership of Excalibur. As of March 31, 2010, the $330,000 loan has been repaid.

On Feburary 7, 2010, one of the Company's wholly-owned subsidiaries, EFT International Ltd. (BVI) ("EFT Int'l") loaned $467,100 to Turn-Key Technology Co., Ltd. The loan is due on demand and bears an interest rate of 2.5% per annum.

Note 6 - RESTRICTED CASH

On August 20, 2009, Taiwan Taibei district court froze Excalibur's cash of $193,992 as a result of a lawsuit filed by Marinteknik Shipbuilder(s) PTE LTD (a Singapore company) against Excalibur in the Taiwan Taichung District Court. The lawsuit claims Excalibur owes service fees and out-of-pocket expenses of $249,731.

Note 7 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                              March 31,       March 31,
                                                2010            2009
                                             ---------      ------------

Construction in Progress                 $    804,410       $         -
Transportation equipment                   17,065,379                 -
Lease Improvement                             418,582           262,679
Automobile                                    154,724           154,724
Computer Equipment                            144,696            26,373
Furniture & Fixture                            68,461            12,278
Machinery and Equipment                        49,903             6,405
                                           18,706,155           462,459
Less: Accumulated depreciation             (3,335,180)         (102,303)
                                        -------------        ------------
                                         $ 15,370,975       $   360,156
                                         ============       =============


At March 31, 2010, expenditures of $804,410 had been incurred for construction of a new water filter plant for bottled water in Baiquan, China. The Company will begin depreciating the water filter plant when it is placed in service.

Note 8 - INVESTMENT

On October 25, 2008, the Company through its wholly-owned subsidiary, EFT Investment acquired a 48.81% equity interest in Excalibur for 19,193,000. As of March 31, 2009, the balance of the Company's investment in Excalibur was $17,129,314.

Due to the substantial financial support the Company subsequently provided Excalibur in funding its operations and as a result of a change in Excalibur's Board of Directors, the Company was deemed to have controlling interest in Excalibur and Excalibur became as a Variable Interest Entity of the Company on January 15, 2010.

.. In accordance with ASC Topic 810-10-15-14, the Company measured and recognized its interest in Excalibur on December 31, 2009, the closest fair value acquisition date..

The equity method was used for this investment for the nine months ended December 31, 2009 and for the year ended March 31, 2009. At March 31, 2010, Excalibur's December 31, 2009 financial statements were consolidated with the Company's March 31, 2010 financial statements and all inter-company accounts and transactions were eliminated in consolidation.
The following table summarizes the allocation of the Company's net investment in Excalibur on January 15, 2010:

      Property and equipment           $     6,878,845
      Net liabilities assumed               (4,942,599)
                                      ----------------
                                       $     1,936,246
                                      ================

Note 9 - INVESTMENTS IN BONDS

In September 2009, the Company invested $4,800,000 in bonds including those issued by Goldman Sachs Group, Wal Mart, Wells Fargo, Citigroup, Philip Moris, Home Depot, Coventry Health Care, and HSBC finance Corp. The carrying value for Bonds is $4,763,165 as of March 31, 2010.

Note 10 - ACQUISITION

In February 2010 the Company assigned the worldwide distribution and servicing rights to a product known as the "EFT-Phone" to Digital Development Partners, Inc. in exchange for 79,265,000 shares of Digital's common stock. The shares the Company acquired represent approximately 92% of Digital's outstanding common stock. This transaction was accounted for as a business combination.

The following table summarizes the allocation of the purchase price for Digital
Development:

      Extraordinary gain                 $    (100,531)
      Goodwill acquired                          4,610
      Net assets acquired                       95,921
                                         --------------
                                         $           -
                                         ==============

On October 25, 2008, the Company through its wholly-owned subsidiary, EFT Investment acquired a 48.81% equity interest in Excalibur for $19,193,000. This transaction was accounted for as a business combination.

Note 11 - OTHER LIABILITIES

Other liabilities consist of the following:

                                              March 31, 2010     March 31, 2009
                                              --------------     --------------

      Commission payable                       $  6,380,408      $  5,977,969
      Payroll liabilities                           645,900           645,900
      Warranty liability                             43,346            51,683
      Other                                          31,452                 -
                                               -------------     -------------
                                               $  7,101,106      $  6,675,552
                                               =============     =============

Note 12 - CONTINGENT LIABILITIES

The Company's subsidiary, Excalibur, purchased the vessel "OceanLaLa" from a BVI company "Ezone Capital Co. Ltd." in 2008. The purchase price was NTD 708,000,000 ($21,961,660). The vessel has been delivered to Excalibur and registered as owned by Excalibur at the end of 2008. The last payment of NTD 92,600,000 ($2,872,387) is still under dispute as Excalibur believes that certain equipment relating to the OceanLaLa was not delivered at the time of sale.

Gu Zong-Nan (former vice general manager of Excalibur) filed a lawsuit against Excalibur in the Taiwan Shihlin District Court claiming unpaid salary. The court found that there was a valid agreement between the parties that provided the salary owed by Excalibur did not need to be paid until Excalibur made a profit from its business operations. Although Excalibur has not been profitable since its inception, a contingent liability of NTD 1,050,000 ($32,570) was recorded.

Note 13 - STOCKHOLDERS' EQUITY

Common stock
------------

As of March 31, 2010 the Company had 4,975,000,000 shares of common stock authorized and 75,983,205 shares issued and outstanding.

The Company did not issue any shares of common stock during the year ended March 31, 2010.

Warrants
--------

Between January and August 2008 the Company sold 14,890,040 Units to non-U.S. residents at a price of $3.80 per Unit. Each Unit consisted of one share of the Company's common stock and one warrant. Each warrant is exercisable to purchase one share of common stock for a price of $3.80 until the second anniversary of the date of issuance.

The Company has the right, not the obligation to redeem the outstanding warrants, on a pro rata basis, at a purchase price of $0.00001 per warrant within thirty (30) days from the tenth (10th) consecutive trading day that the closing sales price, or the average of the closing bid and asked price of the Company's common stock trades on the OTC or any public securities market within the U.S., at least $11.00 per share.

As the only settlement option for the warrants is physical settlement, in which the party designated in the contract as the buyer delivers the full stated amount of cash to the seller, and the seller delivers the full stated number of shares to the buyer, the Company accounted for the warrants as permanent equity and recorded it in additional paid in capital.

Note 14 - INCOME TAXES

The Company was incorporated in the United States of America ("US") and has operations in four tax jurisdictions - the United States of America, the Hong Kong Special Administrative Region ("HK SAR"), the Taiwan, and the BVI.

The Company generated substantially all of its net income from its BVI operations for the year ended March 31, 2010 and 2009. According to BVI tax law this income is not subject to any taxes . The Company's HK SAR subsidiaries had no taxable income in the respective periods. The deferred tax assets for the Company's US operations and HK SAR subsidiaries were immaterial at March 31, 2010 and 2009.

The Company's Taiwan VIE, Excalibur, is subject to a 17% standard enterprise income tax based on its taxable net profit. Excalibur has incurred net accumulated operating losses for income tax purposes and believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, it has provided full valuation allowance for the deferred tax assets arising from the losses as of March 31, 2010 and 2009.

The income tax expenses consist of the following:

                                                       Year Ended March 31,
                                                   -----------------------------
                                                       2010            2009
                                                   -------------   -------------

Current:
  Domestic                                         $      2,506    $     2,400
  Foreign                                                 1,999              -
Deferred                                                      -              -
                                                   -------------   ------------
Income tax expenses                                $      4,505    $     2,400
                                                   =============   ============

A reconciliation of income taxes, with the amount computed by applying the statutory federal income tax rate (37% for the years ended March 31, 2010 and 2009) to income before income taxes for the years ended March 31, 2010 and 2009, is as follows:

                                                       Year Ended March 31,
                                                   -----------------------------
                                                       2010            2009
                                                   -------------   -------------

Income tax at U.S. statutory rate                  $ (3,084,637)   $    788,493
State tax                                                 2,506           2,400
Indefinitely invested earnings of
 foreign subsidiaries                                 3,055,036        (819,633)
Nondeductible expenses                                   31,600          31,140
                                                          4,505           2,400
Effective tax rate                                            0%              0%


Uncertain Tax Positions
-----------------------

As a result of the implementation of ASC Topic 740, the Company recognized no material adjustments to liabilities or stockholders' equity. Interest associated with unrecognized tax benefits are classified as income tax and penalties are classified in selling, general and administrative expenses in the statements of operations. The adoption of ASC Topic 740 did not have a material impact on the Company's financial statements.

For the years ended March 31, 2010 and 2009, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

Note 15 - WARRANTY LIABILITY

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its limited warranty. Changes in warranty liability for standard warranties which are included in current liabilities on the Company's Consolidated Balance Sheets are presented in the following tables:

                                                March 31, 2010   March 31, 2009
                                                --------------   --------------

Warranty liability at March 31                  $      51,684    $      85,608
  Costs accrued                                        (8,338)         (33,925)
  Service obligations honored                               -                -
                                                --------------   --------------
Warranty liability at December 31               $      43,346    $      51,683
                                                ==============   ==============
  Current portion                               $      43,346    $      51,683
  Non-current portion                                       -                -
                                                --------------   --------------
Warranty liability at end of period             $      43,346    $      51,683
                                                ==============   ==============

Note 16 - RELATED PARTY TRANSACTIONS

                                                      March 31,      March 31,
                                                        2010            2009
                                                   --------------  -------------

 Amount due to related parties:                     $     43,427    $        -
Names and relationship of related parties:

Names                                                Relationship with Company
------                                               -------------------------

Lu TsoChun                                           Shareholder of Excalibur
Steve Hsiao                                          Shareholder of Excalibur
Gu Zong-Nan                                          Shareholder of Excalibur


Note 17 - COMMITMENTS

Executive Offices
-----------------

      The Company leases 3,367 square feet of space in California for its executive offices. The lease expires in February 2013. The base rent is: $9,090 for year one, $9,454 for year two and $9,832 for year three.

Operating Lease
---------------

The Company rents office space for its satellite training center in Hong Kong. The lease provides for free lease in the first two years and a monthly lease payments approximating $50,000 USD starting the beginning of the third year and expires on June 30, 2012. Expensing the 5-year total rent evenly over the life of the lease, the future minimum lease payments under the operating lease are as follows:

Year Ending March 31,
---------------------

      2011                    $ 360,000
      2012                      360,000

The Company rents storage space for its satellite training center in Hong Kong. The lease provides for monthly lease payments approximating $1,135 USD starting on May 8, 2008 and expiring on May 8, 2010. Future minimum lease payments under the month to month operating leases as of March 31, 2010 approximate the following:

Year Ending March 31,
---------------------

       2011                     $ 1,135

The Company rents office space for its satellite training center in Korea. The lease provides for monthly lease payments approximating $9,330 USD starting on June 25, 2009 and expiring on June 24, 2011. Future minimum lease payments under the operating leases as of March 31, 2010 approximate the following:

Year Ending March 31,
---------------------

      2011                     $ 111,960
      2012                        27,990

The Company rents storage space for its satellite training center in Korea. The lease provides for monthly lease payments approximating $1,134 USD starting on June 25, 2009 and expiring on June 24, 2011. Future minimum lease payments under the operating leases as of March 31, 2010 approximate the following:

Year Ending March 31,
---------------------

      2011                     $ 13,608
      2012                        3,402

The Company rents office space for its satellite training center in Vietnam. The lease provides for monthly lease payments approximating $2,420 USD starting on May 9, 2009 and expiring on May 9, 2011. Future minimum lease payments under the operating leases as of March 31, 2010 approximate the following:

Year Ending March 31,
---------------------

      2011                       $ 29,040
      2012                          2,420

The Company rents office space for its satellite training center in Vietnam SaiKong. The lease provides for monthly lease payments approximating $1,400 USD starting on August 8, 2009 and expiring on August 8, 2011. Future minimum lease payments under the operating leases as of March 31, 2010 approximate the following:

Year Ending March 31,
---------------------

      2011                       $ 16,800
      2012                          5,600

The Company rents office space for its satellite training center in Thailand. The lease provides for monthly lease payments approximating $1,860 USD starting on April 20, 2009 and expiring on March 29, 2011. Future minimum lease payments under the operating leases as of March 31, 2010 approximate the following:

Year Ending March 31,
---------------------

        2011                    $ 22,320

The Company rents office space for its satellite training center in Thailand. The lease provides for monthly lease payments approximating $564 USD starting on April 1, 2009 and expiring on March 29, 2011. Future minimum lease payments under the operating leases as of March 31, 2010 approximate the following:

Year Ending March 31,
---------------------

      2011                        $ 6,768

The Company rents office space for its auction product purchase center in China. The lease provides for monthly lease payments approximating $732 USD starting on June 1, 2009 and expiring on May 30, 2010. Future minimum lease payments under the operating leases as of March 31, 2010 approximate the following:

Year Ending March 31,
---------------------

       2011                       $ 1,464

The Company rents another office space for its auction product purchase center in China. The lease provides for monthly lease payments approximating $264 USD starting on July 15, 2009 and expiring on July 14, 2010. Future minimum lease payments under the operating leases as of March 31, 2010 approximate the following:

Year Ending March 31,
---------------------

      2011                        $    924

Rent expenses for the year ended March 31, 2010 and 2009 were approximately $653,402 and $494,487, respectively.

Note 18 - LITIGATION

Excalibur filed a lawsuit against Jiao Ren-Ho (former chairman of Excalibur) in the Taiwan Shihlin District Prosecutors office in February 2010. Excalibur alleges, among other things, that Jiao Ren-Ho committed the offences of capital forging, fraud, breach of trust, and document fabrication.

Excalibur filed a lawsuit against Chang Hui-Ying, Excalibur's former accountant in the Taiwan Shihlin District Prosecutors office in March 2010. The claims of Excalibur against Chang Hui-Ying are based upon the audit of Excalibur's financial statements by Chang Hui-Ying. Excalibur alleges, among other things, that Chang Hui-Ying committed the offences of capital forging, fraud, breach of trust, and document fabrication.

Excalibur filed a lawsuit against Hsiao Zhong-Xing (former general manager of Excalibur) and Lu Zhuo-Jun (former general manager of Excalibur) (collectively "Defendants") in the Taiwan Shihlin District Prosecutors office. Excalibur alleges, among other things, that Defendants committed the offences of capital forging, fraud, breach of trust, and document fabrication.

Gu Zong-Nan (former vice general manager of Excalibur) filed a lawsuit against Excalibur in the Taiwan Shihlin District Court claiming unpaid salary (NTD 1,050,000) and severance payments (260,038 NTD). In April 2010, the Taiwan Shihlin District Court denied the claims as the court found that (i) there was a valid agreement between the parties that provided the salary owed by Excalibur would not be paid until Excalibur makes profit from its operations and (ii) Gu Zong-Nan held a managerial position in Excalibur and as a result is not entitled to any severance payment according to the Labor Standard Law of Taiwan. Excalibur has suffered net losses since inception, however, a contingent liability for the unpaid salary remains.

Marinteknik Shipbuilder(s) PTE LTD. (a country-regionplaceSingapore company) filed a lawsuit against Excalibur in the Taiwan Taichung District Court for unpaid service fees and out-of-pocket expenses of NTD8,050,832. On August 20, 2009, the Taiwan Taibei district court froze Excalibur's cash of $193,992 in response to the suit. The final resolution of this case is pending.

Jiao Ren-Ho (former chairman of Excalibur) filed a lawsuit against Excalibur in the Taiwan Shihlin District Court claiming Excalibur's special meeting of shareholders held on January 12, 2010, and the actions taken at the meeting, including the removal of Mr. Jiao as an officer and the chairman of Excalibur, were unlawful. Monetary damages were not claimed in the suit. The resolution of this case is pending.

Note 19 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential recognition and disclosure through the date the financial statements were issued. The Company has not discovered any material subsequent events that it would consider necessary for disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

      In connection with the preparation of this annual report, an evaluation was carried out by our Registrant's management, with the participation of our principal executive and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of March 31, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

      Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process, under the supervision of our principal executive and financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

      Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that our internal control over financial reporting is ineffective based on these criteria. The weaknesses in this area are listed in the report of our independent registered public accounting firm on our internal control over financial reporting. See Item 8 of this report.

Changes in Internal Controls over Financial Reporting

      During the three months ended on March 31, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

      This annual report includes an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We have engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Commission that permit us to provide only management's report in this annual report.

ITEM 9B.     OTHER INFORMATION.

None

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.


       Name               Age       Title
       ----               ---       -----

       Jack Jie Qin        49       President, Principal Executive Officer,
                                    Principal Financial Officer and a Director
       George W. Curry     64       Chief Marketing Officer and a Director
       Jerry B. Lewin      54       Director
       Visman Chow         54       Director
       Norman Ko           45       Director

      Directors serve in such capacity until the next annual meeting of our stockholders and until their successors have been elected and qualified. Our officers serve at the discretion of our Board of Directors, until their death, or until they resign or have been removed from office.

Jack Jie Qin

      Mr. Qin has been serving as our President, Chief Executive Officer and Chairman of the Board of Directors since November 2007. Mr. Qin was appointed as our Principal Financial Officer on May 18, 2010. Since January 2004, Mr. Qin has been serving as the President of EFT BioTech, Inc. From July 1998 to December 2002, Mr. Qin serviced as the President of eFastTeam International, Inc. located in Los Angeles, California. From June 1992 to December 1997, he served as the President of LA Import & Export Company located in Los Angeles, California. In May 1991, Mr. Qin earned an MBA from Emporia State University in Kansas. In May 1982, Mr. Qin graduated from Jiangxi Engineering Institute, located in Nanchang, China, with a major in Mechanical Engineering.

George W. Curry

      Mr. Curry has been serving as our Chief Marketing Officer and as a Director since November 2007. From 1996 to October 2007, Mr. Curry served as a sales representative of Mayor Pharmaceutical Labs, Inc. where he marketed products directly to the public and recruited and trained sales representatives. From 1992 to 1995, Mr. Curry owned and operated Continental Limited, an import export business focused on the clothing industry. Mr. Curry has also served as a motivational speaker at company training seminars throughout the U.S. In 1968, Mr. Curry earned a Bachelor in Business Administration degree from the University of North Texas with a major in Marketing.

Jerry B. Lewin

      Mr. Lewin has been the Senior Vice President of Field Operations (North America) for the Hyatt Hotel Corporation since 1987. In this position Mr. Lewin is responsible for, and oversees the operation of, 23 Hyatt Hotels throughout the East Coast and Canada, including the Grand Hyatt New York in Mid-Town Manhattan. Prior to his association with the Hyatt Hotel Corporation, Mr. Lewin served for 10 years in various management positions for Hilton Hotel including five years as a General manager of the Flamingo Hilton in Las Vegas Nevada.

Visman Chow

      Since 1993, Mr. Chow has been serving as the Chief Lending Officer and a director of Universal Bank. Between 1983 and 1993 Mr. Chow was the President of Unieast Financial Corporation. From 1979 to 1983, Mr. Chow was with Union Bank where he managed a commercial real estate portfolio of approximately $50 million.

Norman Ko

       Since 2007, Mr. Ko has been a partner with Smith Mandel and Associates, LLP, a public accounting firm. In this current position Mr. Ko provides audit and assurance services to private clients in various industry groups along with SEC audit preparation and tax planning. Prior to his association with Smith Mandel and Associates, Mr. Ko served as from Vice President and controller for Citimax, Inc. from 1994 to 1997.

       Mr. Lewis, Mr. Chow and Mr. Ko are independent directors as that term is defined in Section 803.A of the NYSE Amex Company Guide. Mr. Norman Ko is our "financial expert" as that term is defined in the rules and regulations of the Securities and Exchange Commission.

       Our Board of Directors acts as our audit committee.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

       Our Board of Directors acts as our compensation committee. During the year ended March 31, 2010 all of our directors participated in deliberations concerning executive officer compensation.

       During the year ended March 31, 2010 none of our directors were members of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors or as a member of our compensation committee.

Code of Ethics
--------------

      We currently have a Code of Ethics for our directors and principal executive officers. Our Code of Ethics will be sent, without charge, to any person requesting a copy of the same. To request a copy, send a letter to us at our address on the cover page of this report.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

      Section 16(a) of the Exchange Act requires the Registrant's directors and officers, and persons who beneficially own more than 10% of a registered class of the Registrant's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Registrant's securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Registrant with copies of all Section 16(a) forms they file.

      Jack Jie Qin, our President; and George Curry, our Chief Marketing Officer, have not filed Forms 3, 4 or 5 to date.

ITEM 11.  EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

       The goal of our executive officers' compensation levels is to motivate the officers to create long-term value for our stockholders. Toward this goal, we establish compensation levels based on our executive officers' relevant experience and leadership skills. In addition, we consider the executive officers' ability and likelihood of contributing to our growth and success. We also take into account comparable salary ranges at similar companies in order to attract and retain our executive officers.

       We do not have a formula or benchmark or necessarily react to short-term changes in business performance when reviewing our executive officers' salaries. We consider their past contributions, their ability to work cohesively with our management team and our expectations regarding their future performance. Our executive officers have an active role in the determination of their compensation and we take into account their opinions and expectations.

Summary Compensation Table

      The following table shows, in summary form, the compensation received by
(i) our Chief Executive and Principal Financial officers and (ii) by each other executive officer who received compensation in excess of $100,000 during the three fiscal years ended March 31, 2010.


                       Fiscal                                     All Other
 Name and              Year               Restricted               Annual
 Principal             Ended                Stock       Option     Compen-
 Position             March 31,   Salary  Awards (3)  Awards (4)  sation (5)      Total
---------------------------------------------------------------------------------------

 Jack Jie Qin (6)      2010      $300,000       --         --          --      $300,000
 (Principal Executive  2009      $300,000       --         --          --      $300,000
 and Acting Chief      2008      $300,000       --         --          --      $300,000
 Financial Officer)

 George Curry (7)      2010      $132,000                              --      $132,000
 (Chief Marketing      2009      $120,000       --         --          --      $120,000
  Officer)             2008      $     --       --         --          --            --



 Sharon Tang (8)       2010                                --          --            --
 (Principal Financial  2009
 Officer) 2008


(1)  The dollar value of base salary (cash and non-cash) earned.

(2)  The dollar value of bonus (cash and non-cash) earned.

(3) During the periods covered by the table, the value of the shares of restricted stock issued as compensation for services to the persons listed in the table calculated in accordance with FASB Codification 718-10-30-3.

(4) The value of all stock options granted during the periods covered by the table are calculated in accordance with FASB Codification 718-10-30-3.

(5 )All other compensation received that we could not properly report in any other column of the table including annual contributions or other allocations to vested and unvested defined contribution plans, and the dollar value of any insurance premiums paid by, or on behalf of, country-regionplaceU.S.

(6)  Mr. Qin is compensated through December 31, 2011.

(7)  Mr. Curry is compensated through December 31, 2011.

(8) Sharon Tang was our Principal Financial Officer between June 2008 and February 2010.


Compensation of Directors During Year Ended March 31, 2010
----------------------------------------------------------

                                      Stock        Option
Name                 Paid in Cash    Awards        Awards      Total
----                 ------------    ------        ------     -------

Jerry B Lewin         $10,000          --              --     $10,000
---------------------------------------------------------------------
Visman Chow           $10,000          --              --     $10,000
---------------------------------------------------------------------
Norman Ko             $20,000          --              --     $20,000
---------------------------------------------------------------------

      Our directors are also reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at director and committee meetings. Stock Option and Bonus Plans.

      To date, we have not adopted a stock option plan a stock bonus plan or any other type of incentive plan. We have not issued any options to our executive officers, directors or employees.

Long-Term Incentive Plans.

      We do not have any pension, stock appreciation rights, long-term incentive or other plans. We may implement these plans at a future date, although we have no present intentions to do.

Employee Pension, Profit Sharing or other Retirement Plans.

      We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although it we may adopt one or more of such plans in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table shows the beneficial ownership of our common stock as of May 31, 2010 by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each owner of more than 5% of our common stock.

                                       Number of Shares        Percent of Shares
Name                                   Beneficially Owned         Outstanding
----                                   ------------------      -----------------

Jack Jie Qin                                 1,000                     *
George W. Curry                            300,000                     *
Jerry B. Lewin                                  --                    --
Visman Chow                                     --                    --
Norman Ko                                       --                    --
Dragon Win Management, Ltd. (1)         52,099,000                68.57%

Officers and Directors
 as a group (5  persons)                   301,000                    *

* Less than 1%.

(1) Ning-Sheng Cai and Xiao-Bao Hu are the controlling persons of Dragon Win.

      The address of each shareholder listed above, with the exception of Dragon Win Management, Ltd., is in care of us at 17800 Castleton St., Suite 300, City of Industry, CA 91748. The address of Dragon Win Management, Ltd. is Palm Grove Houses, addressStreetP.O. Box 438, CityRoad Town, Tortola, placeBritish Virgin Islands.

ITEM  13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,   AND   DIRECTOR
INDEPENDENCE.

      In November 2007 we issued 53,300,000 shares of our common stock in exchange for all of the issued and outstanding shares of EFT BioTech, Inc. EFT BioTech, at the time of this transaction, was selling the products we currently sell.

      In connection with this transaction, Dragon Win Management Limited, a British Virgin Islands company, received 52,099,000 shares of our common stock in exchange for its interest in EFT BioTech, Inc.

      See Item 1 of this report (Intellectual Property subsection) for information concerning our agreement with EFT Assets Limited.

      See Item 7 of this report (Capital Resources and Liquidity subsection) for information concerning our outstanding loans to Excalibur International Marine Corporation.

      We use the "EFT" name, a trademark owned and licensed to us by EFT Assets Limited. We are required to pay an annual royalty to EFT assets equal to a percentage of our gross sales for the previous fiscal year. The percentage is 5% for the first $30 million in gross sales, 4% for the $10 million in gross sales in excess of $30 million, 3% for the $10 million in gross sales in excess of $40 million; 2% for the $10 million in gross sales in excess of $50 million; and 1% for the $10 million in gross sales in excess of $60 million. EFT Assets Limited is owned by a number of person, including Wendy Qin. Ms. Qin is the Chief Executive Officer of one of our subsidiaries and is the sister of Jack Jie Qin, our President. During the years ended March 31, 2010 and 2009 we paid EFT Asset Limited $2,059,445 and $2,313,137 in royalties.

      Any proposed transaction with a related party is reviewed by our Board of Directors. In reviewing the proposed transaction, the Board considers the related party's relationship with us, all conflicts of interest that may exist or otherwise arise on account of the transaction, the material facts relating to the proposed transaction, and whether the transaction is on terms comparable to those that could be obtained in arms-length dealing with an unrelated third party.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Child, Van Wagoner & Bradshaw, PLLC audited our financial statements for the years ended March 31, 2010 and 2009. The following table shows the aggregate fees billed to us during these years by Child, Van Wagoner & Bradshaw.

                                         2010                   2009
                                         ----                   ----

      Audit Fees                        125,000               $84,500
      Audit-Related Fees                 14,302                25,500
      Tax Fees                            7,000                 7,000
      All Other Fees                      7,530                18,953

      Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the review of our interim financial statements. Audit related fees represent fees paid for review of responses to SEC comments. All other fees represent out pocket fees. Before Child, Van Wagoner & Bradshaw was engaged by us to render these services, the engagement was approved by our Directors.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.: Description:

3.1(1)       Articles of Incorporation of GRG, Inc. (now EFT BioTech Holdings,
             Inc.).

3.1.1(1) Articles of Merger filed December 28, 2004 between HumWare Media Corporation, World Wide Golf Web, Inc. and GRG, Inc.

3.1.2(1) Certificate of Amendment, effective November 7, 2007, to the Articles of Incorporation of HumWare Media Corporation

3.2(3)       By-laws

4.1(1)       Form of Common Stock Certificate

4.2(1) Form of Warrant to purchase one share of Common Stock for a purchase price of $3.80 per share until the second anniversary date of the date of issuance

10.1(3) Share Exchange Agreement, dated as of the 1st day of November, 2007, by and among EFT BioTech Holdings, Inc. (formerly HumWare Media Corporation), a Nevada corporation; certain EFT Shareholders and EFT BioTech Corporation, a Nevada corporation

10.2(2) Subscription Agreement for Units in connection with the Registrant's Regulation S Private Placement

10.3(3) Employment Agreement, dated May 10, 2008, between EFT BioTech Holdings, Inc. and Sharon Tang

10.4(5) $500,000 Loan Agreement (the "Agreement"), dated November 24, 2008 , between the EFT Biotech Holdings, Inc. (as the Lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the Borrower).

10.5(5)      First Extension of $500,000  Loan, dated December 25,  2008

10.6(5)      Second Extension of $500,000 Loan, dated May 25, 2009

10.7(6) $2,000,000 Loan Agreement (the "Agreement") and promissory note, dated September 23, 2008, between the EFT Biotech Holdings, Inc. (as the Lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the Borrower).

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

10.12 (7)    $330,000  Loan  Agreement, dated July  14, 2008,   between   EFT
             BioTech  Holdings, Inc. (Lender) and Yeuh-Chi Liu (Borrower)

10.13 (7)    Addendum to $330,000 Loan  Agreement, dated July 15, 2008,  between
             BioTech Holdings, Inc. and Yeuh-Chi Liu

10.14 (7)    $1,567,000 Loan Agreement, dated July 25, 2008,  between  BioTech
             Holdings, Inc. (Lender) and Yeuh-Chi Liu (Borrower)

10.15(8)     Subscription Agreement with Excalibur International Marine
             Corporation.

10.16(8) Extension of $2,000,000 loan with Excalibur International Marine Corporation.

10.17(8) Extension of $600,000 loan with Excalibur International Marine Corporation.

10.18(8) Extension of $500,000 loan with Excalibur International Marine Corporation.

14.1(3)      Code of Ethics

31           Rule 13a-14(a) Certifications

32           Section 1350 Certifications

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

(6) Filed as an Exhibit to Amendment No. 4 to Form 10 (File No.: 001-34222) filed with the SEC on September 3, 2009 and incorporated by reference herein.

(7) Filed as an Exhibit to Amendment No. 5 to Form 10 (File No.: 001-34222) filed with the SEC on October 19, 2009 and incorporated by reference herein.

(8) Filed as an Exhibit to Amendment No. 9 to Form 10 (File No.: 001-34222) filed with the SEC on April 16, 2010.

                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of June 2010.

                                     EFT BIOTECH HOLDINGS, INC.


                                     By:  /s/ Jack Jie Qin
                                          --------------------------------------
                                         Jack Jie Qin, Principal Executive  and
                                         Principal  Financial Officer

      Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                Date


/s/ Jack Jie Qin                Director            June 22, 2010
----------------------
Jack Jie Qin


/s/ George W. Curry             Director            June 22, 2010
----------------------
George W. Curry

----------------------
Jerry B. Lewin                  Director


/s/ Visman Chow
----------------------
Visman Chow                     Director            June 22, 2010


/s/ Norman Ko
----------------------
Norman Ko                       Director            June 22, 2010

                           EFT BIOTECH HOLDINGS, INC.

                                    FORM 10-K

                                    EXHIBITS