Form 10-Q
period 2010-06-30
EFT BIOTECH HOLDINGS INC
filed 2010-08-10
CIK 1450973

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2010

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

                 For the transition period from _____ to _______

                        Commission File Number: 001-34222

                           EFT BIOTECH HOLDINGS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                      Nevada                          20-1211204
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)          Identification No.)

                         17800 Castleton St., Suite 300
                           City of Industry, CA 91748
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's telephone number including area code: (626) 581-3335

                                      N/A
                   ------------------------------------------
              Former name, former address, and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [  ]                   Accelerated filer [X]
Non-accelerated filer [  ]                      Smaller reporting company [ ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]       No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 9, 2010, there were 75,983,205 shares of common stock, par value $0.00001 per share, of the Registrant issued and outstanding.

                                TABLE OF CONTENTS

                                                                   Page

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements                              4-23

Item 2.          Management's Discussion and Analysis of          24-27
                 Financial
                 Condition and Results of Operations

Item 3.          Quantitative and Qualitative Disclosures           28
                 About Market Risk

Item 4.          Controls and Procedures                            28

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings                                  29

Item 1A.         Risk Factors                                       29


Item 2.          Unregistered Sale of Equity Securities and         29
                 Use of Proceeds

Item 3.          Defaults Upon Senior Securities                    29

Item 4.          (Removed and Reserved)                             29

Item 5.          Other Information                                  29

Item 6.          Exhibits                                           29



SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

                             BIOTECH HOLDINGS, INC.
                           Consolidated Balance Sheets

                                            June 30, 2010         March 31, 2010
                                            (Unaudited)
                                    ASSETS
 Current assets
  Cash and cash equivalents                $  38,469,531          $  38,383,833
  Inventories                                  2,614,430              2,971,713
  Available for sale securities                1,235,591                791,388
  Held-to-maturity securities, current
     portion                                     507,885                       -
  Prepaid expenses                               595,502                475,092
                                         ---------------           ------------
     Total current assets                     43,422,939             42,622,026


  Restricted cash                                193,992                193,992
  Other receivables                              108,167                 96,914
  Property and equipment, net                 15,190,094             15,370,975
  Held-to-maturity securities                  4,250,265              4,763,165
  Loans to related parties                     2,034,100              2,034,100
  Security deposit                               656,091                658,575
  Goodwill                                         5,000                  5,000
                                         ---------------           ------------
     Total assets                        $    65,860,648          $  65,744,747
                                         ===============         ==============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities

 Accounts payable                       $      2,037,415         $    2,346,835
 Other liabilities                             7,762,112              7,101,106
 Unearned revenues                             2,147,295              2,673,680
 Due to related parties                           44,025                 43,427
                                     -------------------        ---------------
 Total current liabilities                    11,990,847             12,165,048
 Contingent liabilities                        2,944,959              2,904,957
                                       -----------------        ---------------
     Total liabilities                        14,935,806             15,070,005

 Stockholders' equity

EFT Biotech Holdings, Inc. stockholders'
 equity:
  Preferred stock, $.001 par value,
  25,000,000 shares authorized, none issued
  and outstanding                                     --                     --
  Common stock, $0.00001 par value,
   4,975,000,000 authorized, 75,983,205 and
   75,983,205 shares issued and outstanding
   at at June 30, 2010 and March 31, 2010            760                    760
 Additional paid in capital                   52,854,891             52,854,891
 Retained earnings (deficits)                 (3,173,674)            (3,821,924)
 Accumulated other comprehensive income
   (loss)                                       (419,501)              (469,326)
                                           --------------         -------------
                                              49,262,476             48,564,401
 Noncontrolling interest                       1,662,366              2,110,341
                                          --------------          -------------
 Total stockholders' equity                   50,924,842             50,674,742
                                         ---------------       ----------------
 Total liabilities and stockholders'
   equity                                 $   65,860,648       $    65,744,747
                                            ==============      ===============



    The accompanying notes are an integral part of these financial statements

                         EFT BIOTECH HOLDINGS, INC.
             Consolidated Statements of Operations (Unaudited)

                                                    Three Months Ended
                                             --------------------------------
                                              June 30, 2010    June 30, 2009
                                             --------------------------------
Sales revenues, net                           $ 3,765,872       $ 3,989,316
Shipping charge                                   883,530         1,054,080
                                              -----------       -----------
                                                4,649,402         5,043,396

Cost of goods sold                              1,228,038           960,448
Shipping cost                                     315,574           301,900
Running cost of transportation                    691,892                 -
                                              -----------       -----------
                                                2,235,504         1,262,348

Gross profit                                    2,413,898         3,781,048

Selling, general and administrative expenses    2,564,982         2,306,319
                                              -----------       -----------

Net operating income (loss)                     (151,084)         1,474,729

Other income (expense)
  Interest income                                 172,111           164,932
  Gain on disposal of available-for-sale
    securities                                      5,092                 -
  Loss from equity method investment                    -        2,077,703)
  Foreign exchange gain (loss)                    132,428               886
  Other income (expense)                           15,250            29,232
                                              -----------       -----------
Total other income (expense)                      324,881        (1,882,653)
                                              -----------       -----------

Net income (loss) before income taxes and
non-controlling interest                         173,797           (407,924)
Income taxes                                           -                  -
                                              ----------        -----------
Net Income (loss)                                173,797           (407,924)
Noncontrolling interest                          474,453                  -
                                              ----------       -----------
Net income (loss) attributable to EFT
Biotech Holdings, Inc.                        $  648,250        $ (407,924)
                                             ===========       ============

Net income per common share
  Basic and diluted                          $      0.01        $    (0.01)
                                             ===========       ============

Weighted average common shares outstanding
  Basic and diluted                           75,983,205         75,983,205
                                             ===========       ============




   The accompanying notes are an integral part of these financial statements.

                           EFT BIOTECH HOLDINGS, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                    FOR THE THREE MONTHS ENDED JUNE 30, 2010

                                                                                     Accumulated
                                                           Additional    Retained       Other                             Total
                                        Common Stock         Paid-in      Earnings   Comprehensive     Noncontrolling  Stockholders'
                                     Shares       Amount    Capital     (Deficits)  Income (Loss)       Interests         Equity
                                     -------      -------    --------    ---------   -------------      ------------   ------------

BALANCE, MARCH 31, 2009           $75,983,205   $   760   $ 52,854,891  $ 4,023,992   $ (490,283)        $        -    $ 56,389,360

Acquisition of subsidiaries with
 noncontrolling interest                    -         -              -            -            -          2,150,673       2,150,673

 Comprehensive income:
    Net loss                                -         -              -   (7,845,916)           -             (8,124)     (7,854,040)
    Unrealized gain on available for
    sale securities                         -         -              -            -      245,623                  -         245,623

    Foreign currency translation
    adjustment                              -         -              -            -     (224,666)           (32,208)       (256,874)
                                   ----------   -------     ----------    ---------  -----------          ----------     ----------
BALANCE, MARCH 31, 2010           $75,983,205   $   760   $ 52,854,891  $(3,821,924) $  (469,326)         $2,110,341    $50,674,742

 Comprehensive income:
       Net income (loss)                   -          -              -      648,250             -           (474,453)       173,797
 Unrealized gain on available for
  sale securities                          -          -              -            -        19,603                  -         19,603
 Foreign currency translation
    adjustment                             -          -              -            -        30,222             26,478         56,700
                                   ----------   -------     ----------    ---------  ------------         ----------     ----------
BALANCE, JUNE 30, 2010            $75,983,205   $   760    $52,854,891  $(3,173,674) $   (419,501)       $ 1,662,366    $50,924,842
                                  ===========   =======    ===========  ===========  ============        ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                         EFT BIOTECH HOLDINGS, INC.
             Consolidated Statements of Cash Flows (Unaudited)

                                                    Three Months Ended
                                             --------------------------------
                                                June 30, 2010   June 30, 2009
                                             --------------------------------
Cash flows from operating activities:
 Net income (loss)                              $    173,797   $  (407,924)
 Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
    Depreciation and amortization                    490,456         12,589
    Bond premium amortization                          5,015              -
    Gain on available for sale securities             (5,092)             -
    Loss from equity method investment                     -      2,077,703
 Changes in operating assets and liabilities:
    Inventories                                      357,283        251,572
    Prepaid expenses and other receivable           (226,962)     1,510,777
    Accounts payable                                (226,709)    (2,085,821)
    Warranty liability                                (5,323)        (4,275)
    Other liabilities                                662,666      1,076,644
    Unearned revenues                               (526,385)       202,360
                                                 -----------     ----------
 Net cash provided by (used in) operating
    activities                                       698,746      2,633,625
Cash flows from investing activities:
    Additions to fixed assets                      (117,893)        (39,477)
    Note receivables - related party                      -        (600,000)
    Purchase of available for sale securities      (419,508)              -
                                                 -----------     ----------
  Net cash (used in) investing activities          (537,401)       (639,477)
Cash flows from financing activities:
  Net cash provided by (used in) financing
    activities                                            -               -
Effect of exchange rate changes on cash             (75,647)              -
                                                 -----------     ----------
  Net increase in cash                               85,698       1,994,148
Cash, beginning of period                        38,383,833      38,181,837
                                                 -----------     ----------
Cash, end of period                            $ 38,469,531    $ 40,175,985
                                               ============    ============

Supplemental disclosures of cash flow
  information:
    Income taxes paid in cash                  $          -    $          -



   The accompanying notes are an integral part of these financial statements.

                           EFT BIOTECH HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

At its formation on September 18, 2007, EFT BioTech acquired EFT Limited, a British Virgin Islands company ("BVI") formed on August 22, 2007 pursuant to which EFT Limited (BVI) became a wholly-owned subsidiary of EFT BioTech. On October 20, 2008, EFT Investment Co., Ltd. ("EFT Investment") a Taiwan company, was formed as a wholly-owned subsidiary of EFT Biotech Holdings., Inc. Since both EFT BioTech and EFT Limited (BVI) were under common control, this acquisition represents a reorganization of entities under common control.

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

The EFT-Phone will be manufactured by an unrelated third party. Distribution of the EFT-Phones is expected to begin in July, 2010. The Company, through its subsidiaries, is mainly engaged in the E-Business designed around the concept of Business-to-customer using the World Wide Web as its "storefront" and business platform to market, sell and distribute 50 American brand products consisting of 26 nutritional products, 21 personal care products, 1 automotive fuel additive, 1 home product and a portable drinking container. In addition, the Company, through Excalibur, owns and operates a ship which transports passengers and cargo between Taiwan and mainland China through the Taiwan Strait.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (the "GAAP") for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. Therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending March 31, 2011.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended March 31, 2010, included in the Company's 2010 Annual Report on Form 10-K.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and VIE for which a subsidiary of the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated in consolidation.

Foreign Currency

The Company's reporting currency is the U.S. dollar. The Company's operations in Hong Kong and Taiwan use their local currencies as their functional currency. The financial statements of the subsidiaries are translated into U.S. Dollars
(USD) in accordance with ASC Topic 830, Foreign Currency Translation. According to the Statement, all assets and liabilities were translated at the three months ended June 30, 2010 current exchange rate, stockholders equity items are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, Reporting Comprehensive Income as a Component of Stockholders' Equity. Foreign exchange transaction gains and losses are reflected in the income statement.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company maintains its accounts in banks and financial institutions in amounts that, at times, may exceed the federally insured limit. Management believes the Company is not exposed to any significant credit risk on those accounts.

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

Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market. Inventory consists of high tech nutritional, cosmetic, automotive maintenance and environmentally safe products. The Company has two warehouses, one in City of Industry, CA and the other in Kowloon, Hong Kong. On a quarterly basis, the management reviews inventory levels in each country for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on this review, the Company records inventory write-downs when costs exceed expected net realizable value. Historically, our estimates of the obsolete or unmarketable items have been insignificant.

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

Machinery & equipment                               3-8 years
Computers & office equipment                        3-5 years

Automobile                                          5 years
Leasehold improvements                              5 years
Transportation equipment                            10 years

For the three months ended June 30, 2010 and 2009, depreciation expenses were $490,456 and $12,589, respectively.

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

Refer to Note 3, "Fair Value Measurements" for additional information on the adoption of ASC Topic 820.

Stock-Based Compensation

ASC Topic 718 requires companies to recognize in the statement of operations the grant date fair value of stock options and other equity-based compensation issued to employees. The Company adopted ASC Topic 718 on April 1, 2006.

Stocks issued to officers or employees

During the three months ended June 30, 2010 and 2009, the Company has not issued any stock options or warrants to employees nor are there any outstanding warrants or options as of June 30, 2010, therefore pro forma disclosures are not required.

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

Revenue Recognition

The Company's revenue recognition policy is in accordance with the requirements of Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, ("SAB 104"), ASC Topic 605, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) ASC Topic 605 and other applicable revenue recognition guidance and interpretations. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Transportation income is generated from transporting passengers and cargo and is recognized at the time when passengers and cargo are conveyed to the destination port. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Cash consideration given by the Company to its sales affiliates is considered to be a reduction of the selling prices of the Company's products, thus, is recorded as a reduction of revenue.

The Company has developed its own reverse auction program, for the purpose of increasing revenues by attracting new members to join EFT's affiliate program. In a reverse auction the objective is to bid the price of a product down within a predetermined time frame unlike an ordinary auction (also known as a forward auction) where bidders bid the price up and the highest bidder wins the right to buy the product at the conclusion of bidding. The reverse auction program was beta-tested and introduced to the Company's Affiliates in June 2009. All bidders acknowledge that they have read and understand the Terms and Conditions with the Company before they can participate in the reverse auction program. Every bid has a fixed price of $1 and the Company only recognizes revenue when bidder has placed a bid on an auction product. The bidders must purchase bids in advance before entering the reverse auction program and these purchased bids are non-refundable according to the Terms and Conditions of the reverse auction program. For the three months ended June 30, 2010 and 2009, the reverse auction program generated $416,332 and $354,749 sales revenue, respectively.

Warranty

The Company generally does not provide customers with right of return except for defective products which is within six month warranty period from date of sales. Historically, the company warranty provisions have not been material. The specific warranty terms and conditions vary depending upon the product sold, but generally include replacement over a period of nine months. Factors that affect the Company's warranty liability include the number of products currently under warranty, historical and anticipated rates of warranty claims on those products, and cost per claim to satisfy the warranty obligation. The anticipated rate of warranty claims is the primary factor impacting the estimated warranty obligation. Warranty claims are relatively predictable based on our historical experience. Warranty reserves are included in other liabilities and the provision for warranty accruals is included in cost of goods sold in the Consolidated Statements of Operations. Management reviews the adequacy of warranty reserves each reporting period based on historical experience and management's estimate of the costs to remediate the claims and adjusts the provisions accordingly.

Currently, the Company estimates its warranty expense as follows:

         Products sold for
         ----------------------------------------
         0-2 months         2% of cost
         3-4 months         1.5% of cost
         5-6 months         1% of cost

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

Shipping Costs

The Company's shipping costs are included in cost of sales in the accompanying Consolidated Statements of Operations for all periods presented.

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

The following table shows the weighted-average number of potentially dilutive shares excluded from the diluted net income per share calculation for the three months ended June 30, 2010 and 2009:

                                                    Three Months Ended June 30,
                                                         2010        2009

Weighted average warrants outstanding               14,890,040     14,890,040
                                                    ----------     ----------
        Total                                       14,890,040     14,890,040
                                                    ==========     ==========


                                                    Three months Ended June 30,
                                                         2010        2009
Historical Numerator
   Net Income (loss) attributable to
     EFT Biotech Holdings, Inc.                      $ 648,250   $  (407,924)
                                                     =========   ============

Denominator:
   Weighted-average shares used
     for basic net income per share                 75,983,205     75,983,205
Basic net income (loss) per share                    $    0.01    $    (0.01)
                                                    ==========    ===========

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions, but several of its bank accounts exceed the federally insured limit. The Company's accounts receivable is constantly at a marginal to zero dollar ($0) level and its revenues are derived from orders place by consumers located anywhere in the world over the Company's designated internet portal. The Company maintains a zero dollar ($0) allowance for doubtful accounts and authorizes credits based upon its customers' historical credit history. The Company routinely assesses the credits authorized to its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

In April 2010, the FASB issued the amendment to ASC Topic 310, "Receivables". Amended ASC Topic 310 addresses that modification of loans if within a pool under the existing ASC do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. Effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010 with early adoption permitted. This topic is to be applied prospectively. The Company has not elected to early adopt this topic and is evaluating the impact that this topic will have on the Company's financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after

December 15, 2009, and would be applied on a retrospective basis.The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

Note 3 - FAIR VALUE MEASUREMENTS

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

The Company currently does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

Assets and liabilities measured at fair value are summarized below:

                                  June 30, 2010
         ---------------------------------------------------------------
                      Level 1
                       Quoted
                       Prices         Level 2
                     in Active      Significant       Level 3
                    Markets for        Other        Significant
                     Identical       Observable     Unobservable
                       Assets          Inputs          Inputs        Total
                    -------------   -------------   -------------  -----------
Available for
sale
securities        $    1,235,591     $         -       $       -   $ 1,235,591
               ------------------  --------------   -------------  -----------
Total assets
measured at
fair value        $    1,235,591     $         -       $       -   $ 1,235,591
               ==================  ==============   =============  ===========

                                 March 31, 2010
         ---------------------------------------------------------------
                      Level 1
                       Quoted
                       Prices         Level 2
                     in Active      Significant       Level 3
                    Markets for        Other        Significant
                     Identical       Observable     Unobservable
                       Assets          Inputs          Inputs         Total
                    -------------   -------------   -------------  -----------
Available for
sale
securities           $   791,388        $      -        $     -     $ 791,388
               ------------------  --------------   -------------  -----------
Total assets                                                        $ 791,388
measured at
fair value           $   791,388        $      -        $     -     $ 791,388
               ==================  ==============   =============  ===========

Note 4 - LOAN TO RELATED PARTIES

The Board of Directors of the Company approved a non-interest bearing unsecured demand loan in the amount of $1,567,000 on July 25, 2009 to Yeuh-Chi Liu, a vendor, a member of the board of directors and a shareholder of Excalibur. The $1,567,000 loan is collateralized with 3.97% ownership of Excalibur.

On Feburary 7, 2010, one of the Company's wholly-owned subsidiaries, EFT International Ltd. (BVI) ("EFT Int'l") loaned $467,100 to Turn-Key Technology Co., Ltd. The loan is due on demand and bears an interest rate of 2.5% per annum.

Note 5 - RESTRICTED CASH

On August 20, 2009, Taiwan Taipei district court froze Excalibur's cash of $193,992 as a result of a lawsuit filed by Marinteknik Shipbuilder(s) PTE LTD (a Singapore company) against Excalibur in the Taiwan Taichung District Court. The lawsuit claims Excalibur owes service fees and out-of-pocket expenses of $249,731.

Note 6 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
                                          June 30,              March 31,
                                           2010                    2010
                                     ----------------       -----------------

Construction in Progress               $      922,632        $       804,410
Transportation equipment                   17,270,427             17,065,379
Lease Improvement                             419,949                418,582
Automobile                                    167,181                154,724
Computer Equipment                            152,545                144,696
Furniture & Fixture                            78,693                 68,461
Machinery and Equipment                        50,013                 49,903
                                    -----------------       -----------------
                                           19,061,440             18,706,155
Less: Accumulated depreciation             (3,871,346)           (3,335,180)
                                       --------------       -----------------
                                         $ 15,190,094         $   15,370,975
                                         ============          ==============

At June 30, 2010, expenditures of $922,632 had been incurred for construction of a new water filter plant for bottled water in Tian Quan, China. The Company will begin depreciating the water filter plant when it is placed in service.

Note 7 - HELD-TO-MATURITY SECURITIES

The carrying value of held-to-maturity securities consisted of the following as of June 30, 2010:

Corporate notes:                   Amortized       Gross       Gross      Fair
                                        Cost  Unrealized  Unrealized     Value
                                                   Gains      Losses
Short-term held-to-maturity
   securities:
Due in one year or less           $  507,885          -   $  (4,340)  $ 503,545
Total                                507,885          -      (4,340)    503,545
                                  ==========      =====   =========   =========

Long-term held-to-maturity
   securities:

Due after one year through five  $ 1,481,215   $ 54,295          -   $1,535,510
   years
Due after five years through ten
   years                           1,062,086     31,469          -    1,093,555
Due after ten years                1,706,964     50,010          -    1,756,974
Total                            $ 4,250,265    135,775          -    4,386,039
                                 ==========   =========     ======   ==========

Note 8 - INVESTMENT

On October 25, 2008, the Company through its wholly-owned subsidiary, EFT Investment acquired a 48.81% equity interest in Excalibur for $19,193,000. The equity method was used for this investment for the three months ended June 30, 2009.

Due to the substantial financial support the Company subsequently provided Excalibur in funding its operations and as a result of a change in Excalibur's Board of Directors, the Company was deemed to have controlling interest in Excalibur and Excalibur became a Variable Interest Entity ("VIE") of the Company on January 15, 2010. In accordance with ASC Topic 810-10-15-14, the Company measured and recognized its interest in Excalibur on December 31, 2009, the closest fair value acquisition date.

At June 30, 2010, Excalibur's March 31, 2010 balance sheet was consolidated with the Company's June 30, 2010 balance sheet and all inter-company accounts and transactions were eliminated in consolidation.

The following table summarizes the income statement of Excalibur for the three months ended March 31, 2009:

                                                                 Three  Months
                                                             Ended March 31,2009

Exchange rate                                                               33
Revenue                                                       $          3,404
Gross profit                                                  $    (2,130,832)
Loss from continuing operations                               $    (2,127,428)
Net Loss                                                      $    (2,127,428)
48.81% investment earnings                                    $    (1,038,398)


The following table provides the summary of balance sheet information for Excalibur as of June 30, 2009 and March 31, 2009:

                                    Excalibur International Marine Corp

                               June 30, 2009             March 31, 2009
                          -----------------------      -----------------------
                              NT$        USD             NT$             USD
                          ----------  -----------     ----------     ----------
Total assets           1,276,028.936   38,667,544   1,289,432,107    39,073,700
Total liabilities        261,219,920    7,915,755     204,417,971     6,194,484
Net assets             1,014,809,016   30,751,789   1,085,014,136    32,879,216
EFT 48.81% ownership     495,328,281   15,009,948     529,595,400    16,048,345
Ending balance of
  investment account                   15,051,611                    17,129,314
Difference/Premium                         41,663                    (1,080,969)
*NTD: New Taiwan Dollar

The difference of $41,663 was mainly due to the exchange rate fluctuations between the periods.

The premium of $1,080,969 was mainly the excess we paid to purchase of the 48.81% of ownership in Excalibur as of March 31, 2009. During the first quarter ended June 30, 2009 and with continued loss and general worsen market condition, management has determined to write-off the premium paid and recorded as part of the investment loss during the three months ended June 30, 2009.

Note 9 - OTHER LIABILITIES

Other liabilities consist of the following:

                                              June 30, 2010      March 31, 2010

Commission payable                               $6,871,040          $6,380,408
Payroll liabilities                                 740,487             645,900
Warranty liabilities                                 38,023              43,346
Accrued expenses                                     46,804                   -
Other                                                65,758              31,452
                                                -----------          -----------
                                                 $7,762,112          $7,101,106
                                                ===========          ==========
Note 10 - CONTINGENT LIABILITIES

The Company's subsidiary, Excalibur, purchased the vessel "OceanLaLa" from a BVI company "Ezone Capital Co. Ltd." in 2008. The purchase price was NTD 708,000,000 ($21,961,660). The vessel has been delivered to Excalibur and registered as owned by Excalibur at the end of 2008. The last payment of NTD 92,600,000 ($2,911,940) is still under dispute as Excalibur believes that certain equipment relating to the OceanLaLa was not delivered at the time of sale.

Gu Zong-Nan (former vice general manager of Excalibur) filed a lawsuit against Excalibur in the Taiwan Shihlin District Court claiming unpaid salary. The court found that there was a valid agreement between the parties that provided the salary owed by Excalibur did not need to be paid until Excalibur made a profit from its business operations. Although Excalibur has not been profitable since its inception, a contingent liability of NTD 1,050,000 ($33,019) was recorded.

Note 11 - STOCKHOLDERS' EQUITY

Common stock

As of June 30, 2010 the Company had 4,975,000,000 shares of common stock authorized and 75,983,205 shares issued and outstanding.

The Company did not issue any shares of common stock for the three months ended June 30, 2010.

Warrants

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

Note 12 - INCOME TAXES

The Company was incorporated in the United States of America ("US") and has operations in four tax jurisdictions - the United States of America, the Hong Kong Special Administrative Region ("HK SAR"), Taiwan, and the BVI.

The Company generated substantially all of its net income from its BVI operations for the three months ended June 30, 2010 and 2009. According to BVI tax law this income is not subject to any taxes. The Company's HK SAR subsidiaries had no taxable income in the respective periods. The deferred tax assets for the Company's US operations and HK SAR subsidiaries were immaterial at June 30, 2010 and 2009.

The Company's Taiwan VIE, Excalibur, is subject to a 17% standard enterprise income tax based on its taxable net profit. Excalibur has incurred net accumulated operating losses for income tax purposes and believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, it has provided full valuation allowance for the deferred tax assets arising from the losses as of June 30, 2010 and 2009.

The income tax expenses consist of the following:

                                                 Three Months Ended June 30,
                                                ------------------------------
                                                    2010            2009
                                                --------------  --------------
Current:
  Domestic                                       $          -     $         -
  Foreign                                                   -               -
Deferred                                                    -               -
                                                 ------------     -----------
Income tax expenses                              $          -               -
                                                 ============     ===========

A reconciliation of income taxes, with the amount computed by applying the statutory federal income tax rate (37% for the three months ended June 30, 2010 and 2009) to income before income taxes for the three months ended June 30, 2010 and 2009, is as follows:

                                                 Three months Ended June 30,
                                                 -----------------------------
                                                    2010            2009
                                                  --------        -------

Income tax at U.S. statutory rate                $ 239,853      $ 294,416
State tax                                                -              -
Indefinitely invested earnings of foreign         (250,236)      (298,302)
  subsidiaries
Nondeductible expenses                              10,383          3,886
                                                 ---------       --------
                                                 $       -       $      -
                                                 =========       ========
Effective tax rate                                      0%            0%

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

For the three months ended June 30, 2010 and 2009, the Company had no unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

Note 13 - WARRANTY LIABILITY

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its limited warranty. Changes in warranty liability for standard warranties which are included in current liabilities on the Company's Consolidated Balance Sheets are presented in the following tables:

                                              June  30,         March 31,
                                                 2010             2010
                                              --------------  ---------------

Warranty liability as at beginning of period  $   43,346       $   51,684

  Reversal of costs                               (5,323)          (8,338)
  Service obligations honored                          -                -
                                               ---------       ----------
Warranty liability as at end of period       $    38,023       $   43,346
                                             ===========       ==========

  Current portion                            $    38,023       $   43,346
  Non-current portion                                  -                -
                                               ---------       ----------
                                             $    38,023       $   43,346
                                             ===========       ==========

Note 14 - RELATED PARTY TRANSACTIONS
                                                 June  30,         March 31,
                                                   2010             2010
                                                ----------        ----------
 Amount due to related parties:
                                               $  44,025          $  43,427

Names and relationship of related parties:

Names                   Relationship with Company
                        --------------------------

Lu TsoChun              Shareholder of Excalibur
Steve Hsiao             Shareholder of Excalibur
Gu Zong-Nan             Shareholder of Excalibur

Note 15 - COMMITMENTS

Executive Offices

The Company leases 3,367 square feet of space in California for its executive offices. The lease expires in February 2013. The base rent is: $9,090 for year one, $9,454 for year two and $9,832 for year three.

Operating Lease

The Company rents office space for its satellite training center in Hong Kong. The lease provides for free lease in the first two years and monthly lease payments approximating $50,000 starting the beginning of the third year and expires on June 30, 2012. Expensing the 5-year total rent evenly over the life of the lease, the future minimum lease payments under the operating lease are as follows:

Year Ending March 31,

      2011                    $ 270,000
      2012                      360,000

The Company rents storage space for its satellite training center in Hong Kong. The lease provides for monthly lease payments approximating $750 USD starting on October 22, 2009 and expiring on December 31, 2010. Future minimum lease payments under the month to month operating leases as of June 30, 2010 approximate the following:

Year Ending March 31,

       2011                     $ 4,500


The Company rents office space for its satellite training center in Vietnam Saigon. The lease provides for monthly lease payments approximating $1,400 USD starting on August 8, 2009 and expiring on August 8, 2011. Future minimum lease payments under the operating leases as of June 30, 2010 approximate the following:

Year Ending March 31,

      2011                      $ 12,600
      2012                         2,800

The Company rents office space for its satellite training center in Thailand. The lease provides for monthly lease payments approximating $3,500 USD starting on April 20, 2010 and expiring on March 29, 2011. Future minimum lease payments under the operating leases as of June 30, 2010 approximate the following:

Year Ending March 31,

2011  $ 31,500

The Company rents office space for its division at Thailand Center. The lease provides for monthly lease payments approximating $564 USD starting on April 1, 2010 and expiring on March 29, 2011. Future minimum lease payments under the operating leases as of June 30, 2010 approximate the following:

Year Ending March 31,

      2011                        $ 5,076

The Company rents office space for its auction product purchase center in China. The lease provides for monthly lease payments approximating $732 USD starting on June 1, 2009 and expiring on December 31, 2010. Future minimum lease payments under the operating leases as of June 30, 2010 approximate the following:

Year Ending March 31,

       2011                       $ 4,392

The Company rents another office space for its auction product purchase center in China. The lease provides for monthly lease payments approximating $264 USD starting on July 15, 2009 and expiring on July 14, 2010. Future minimum lease payments under the operating leases as of June 30, 2010 approximate the following:

Year Ending March 31,

      2011                        $    132

Rent expenses for the three months ended June 30, 2010 and 2009 were approximately $177,245 and $183,914 respectively.

Note 16 - LITIGATION

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

Excalibur filed a lawsuit against Hsiao Zhong-Xing (former general manager of Excalibur) and Lu Zhuo-Jun (former vice general manager of Excalibur) (collectively "Defendants") in the Taiwan Shihlin District Prosecutors office. Excalibur alleges, among other things, that Defendants committed the offences of capital forging, fraud, breach of trust, and document fabrication.

Gu Zong-Nan (former vice general manager of Excalibur) filed a lawsuit against Excalibur in the Taiwan Shihlin District Court claiming unpaid salary (NTD 1,050,000) and severance payments (NTD 260,038). In April 2010, the Taiwan Shihlin District Court denied the claims as the court found that (i) there was a valid agreement between the parties that provided the salary owed by Excalibur would not be paid until Excalibur makes profit from its operations and (ii) Gu Zong-Nan held a managerial position in Excalibur and as a result is not entitled to any severance payment according to the Labor Standard Law of Taiwan. Excalibur has suffered net losses since inception, however, a contingent liability for the unpaid salary remains.

Marinteknik Shipbuilder(s) PTE LTD. (a Singapore company) filed a lawsuit against Excalibur in the Taiwan Taichung District Court for unpaid service fees and out-of-pocket expenses of NTD 8,050,832. On August 20, 2009, the Taiwan Taipei district court froze Excalibur's cash of $193,992 in response to the suit. The final resolution of this case is pending. However, a contingent liability for the restricted cash remains.

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

Note 17 - SUBSEQUENT EVENTS

On July 26, 2010 EFT Biotech Holdings, Inc. lent $5,000,000 to CTX Viral Technologies, Inc. The loan to CTX is unsecured, bears interest at 8% per year and can at any time, at EFT's option, be converted into 8,474,576 units, with each unit consisting of one share of CTX's common stock and one warrant. Each warrant allows EFT to purchase one additional share of CTX's common stock at a price of $1.00 at any time on or before June 23, 2015.

At any time after January 23, 2011 CTX can, at its option, cause the loan to be converted into the same 8,474,576 units. On July 23, 2011, the loan, if it is not in default, will automatically be converted into 8,474,576 units.

As further consideration for the loan, CTX has agreed to:

o manufacture the EFT cellular phone according to EFT's specifications, for a price equal to CTX's factory door price plus 15%,
o make available to EFT any new designs or technical features developed by CTX, at no cost, so long as the same are not exclusive to another party
o cooperate with EFT to incorporate any new designs or technical features into the EFT cellular phone.
o make available to EFT, at its cost, CTX's existing service centers which can be used to service the EFT phone.
o make available to EFT, at CTX's standard commission rates, CTX's marketing and distribution network.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           Forward-Looking Statements

This Report contains statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as "may," "will," "expect," "intend," "estimate," "foresee," "project," "anticipate," "believe," "plans," "forecasts," "continue" or "could" or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management's opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

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

      Our personal care products include lip gloss, perfume, mascara, eyeliner and sunscreen.

      We only sell our products to Affiliates through our website. As of August 5, 2010, we had approximately 1,081,307 registered affiliates, most of which were located in China and Hong Kong. As of June 30, 2010, we did not have any sales activities in the United States. None of our Affiliates account for a significant portion of our business. We pay our Affiliates a commission on the products they order from us. The commission is approximately 60% of the total dollar amount of the order. Commissions are considered a reduction of the sales price of our products and are reflected in our financial statements as a reduction in revenue.

      On October 25, 2008, we acquired, through a wholly-owned subsidiary, 48.81% of the capital stock of Excalibur International Marine Corporation, a Taiwan corporation, for $19,193,000. Excalibur owns and operates a high speed ship which transports passengers and cargo between Taiwan and mainland China through the Taiwan Straight. Excalibur's ship, the OceanLaLa, can carry up to 370 passengers and 630 tons of cargo.

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

      The EFT-Phone will be manufactured by an unrelated third party manufacturer. Digital expects to begin distributing EFT-Phones in July, 2010.

      We believe that our business is robust and that consumers have become more confident in ordering products, like ours, over the internet. However, the nutritional supplement and cosmetic e-business markets have and continue to become increasingly competitive and are rapidly evolving. Barriers to entry are minimal and current and new competitors can launch new websites at a relatively low cost. Many competitors in this area have greater financial, technical and marketing resources than we do. Continued advancement in technology and increasing access to that technology is paving the way for growth in direct marketing. We also face competition for consumers from retailers, duty-free retailers, specialty stores, department stores and specialty and general merchandise catalogs, many of which have greater financial and marketing resources than we have. Notwithstanding the foregoing, we believe that we are well-positioned within the Asian consumer market with our current plan of supplying American merchandise brands to consumers and that our exposure to both the Asian and American cultures gives us a competitive advantage. There can be no assurance that we will maintain our competitive edge or that we will continue to provide only American made merchandise.

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

Results of Operations

Material changes in our Statement of Operations for the three months ended June 30, 2010 are discussed below:

Item                          Increase   Reason
                              (I) or
                              Decrease
                              (D)

Sales revenue, net                D      Sales   are   recorded   net   of  the
                                         commissions  we pay the Affiliates who
                                         are   responsible   for   the   sales.
                                         Shortage  of  some  popular   products
                                         leads  to  delay  of  shipment   while
                                         commissions  for such  sales have been
                                         paid out.


Shipping charges                  D      Decrease in sales.

Running cost of                   I      We do not incur  running  cost for the
transportation                           three  months  ended June 30,  2009 as
                                         Excalibur's financial statements were
                                         started to consolidate with our
                                         financial statement from the year ended
                                         March 31, 2010.


Gross Profit as a % of total      D      Gross profit,  as a % of total revenue
revenue                                  was  52%  as  of  June  30,   2010  as
                                         compared  to 75% as of June 30,  2009.
                                         The  main   reasons  for  decrease  in
                                         gross  profit  were  decrease in sales
                                         and   realizing    running   cost   of
                                         Excalibur    without     corresponding
                                         transportation income

Selling, general and              I      Increased  in  consultancy   fee,  and
administrative expenses                  included     payroll    expenses    of
                                         Excalibur.


Loss on equity method of          D      The  equity  method  was  used for our
Excalibur                                investment  in Excalibur for the three
                                         months ended June 30, 2009. Our 48.81%
                                         share of loss from this equity method
                                         investment was $2,077,703 for the three
                                         months ended June 30, 2009. While for
                                         the three months ended June 30, 2010,
                                         100% of Excalibur's loss of
                                         approximately $920,000 was consolidated
                                         with EFT's financial statements, with
                                         the corresponding share by the
                                         noncontrolling shareholders reported
                                         under "noncontrolling interest" . All
                                         inter-company accounts and transactions
                                         were eliminated in consolidation.

Foreign exchange loss             I      Changes in foreign exchange rates.

Capital Resources and Liquidity

The following table shows the movements of our cash for the periods presented.

                                             Three Months Ended June 30,
                                            -------------------------------
                                                 2010              2009
Net cash provided by operating
   activities                                 $ 698,746         $ 2,633,625
Net cash (used in) investing
   activities                                  (537,401)           (639,477)
Effect of exchange rate changes on cash         (75,647)                  -
                                              ---------         -----------
Net increase in cash                          $  85,698         $ 1,994,148
                                              =========         ===========

As of June 30, 2010, we had cash and cash equivalents of $38,469,531. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next twelve months.

For the three months ended June 30, 2010, net cash provided by operating activities was $698,746. This was primarily due to net income of $173,797, adjusted by non-cash related expenses that included depreciation and amortization of $490,456, and adjusted by a non-cash related gain on available for sale securities of $5,092, and a net increase in working capital items of $34,570. The net increase in working capital items was mainly due to a decrease in inventory of $357,283 resulting from decrease in sales, and a increase in other liabilities of $662,666 due to Affiliates withdrawing lesser amount of commission payable to them. The net increase in working capital items was partially offset by the increase in prepaid expenses and other receivable resulting from more prepaid expenses paid to vendor as deposits, consequently, lead to a reduction in accounts payables. Decrease in unearned revenues was due to decrease in deliveries-in-transit.

For the three months ended June 30, 2009, net cash provided by operating activities was $2,633,625. This was primarily due to net loss of $407,924, adjusted by non-cash related expenses that included depreciation of $12,589, and adjusted by a non-cash related loss from equity method investment of $2,077,703, then increased by a net increase in working capital items of $951,257. The net increase in working capital items was mainly due to a decrease in inventory of $251,572 resulting from decrease in sales, and an increase in other liabilities of $1,076,644 due to Affiliates withdrawing lesser amount of commission payable to them, and a decrease in prepaid expenses and other receivable of $1,510,777. The net increase in working capital items was partially offset by reduction in accounts payables resulting from repayment of trademark expenses for last fiscal year. Increase in unearned revenues was due to increase in deliveries-in-transit.

Net cash used in investing activities for the three months ended June 30, 2010 was $537,401, primarily due to the purchase of available for sale securities of $419,508 on mutual funds and $117,893 of capital expenditure on construction in progress and some furniture.

Net cash used in investing activities for the three months ended June 30, 2009 was $639,477, primarily due to the loan to Excalibur to fund operation cost.

Future Contractual Obligations

                    Total     2011       2012      2013     2014      Thereafter
                    -----     ----       ----      ----     ----      ----------

Lease payments   $691,000   $328,200   $362,800      -        -           -

Other than as disclosed above, we do not anticipate any capital requirements for the three months ending June 30, 2010.

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

Critical Accounting Policies and Estimates

During the three months ended June 30, 2010 we did not change any of our critical accounting policies or estimates.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

      For our three months ended June 30, 2010 all of our sales were made outside of the United States. All of our sales are denominated in United States dollar. In addition, from time to time we make intercompany loans with our foreign subsidiaries that are denominated in United States dollar.

      We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of our local currency balances and those of our foreign subsidiaries, as well as loans and transactions denominated in foreign currencies. It is our policy not to enter into derivative financial instruments for speculative purposes. We do not hedge our exposure to foreign currency fluctuations. A 10% adverse change in the underlying foreign currency exchange rates would not be significant to our financial condition or results of operations.

Item 4.      Controls and Procedures.

(a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed in the reports that we file or submit under the 1934 Act, is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2010, our Principal Executive and Financial Officer carried out an evaluation on the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to June 30, 2010, and in an effort to strengthen our internal control over financial reporting, we hired an Internal Control Manager and a Vice President of Finance.

                                     PART II
                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings.

We are not a party to nor are we threatened with or have any knowledge of any claims or legal actions that would have a material adverse impact on our financial position, operations or potential performance.

Item 1A. Risk Factors.

There have not been any material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 filed with the SEC on June 25, 2010.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

          None

Item 3.   Defaults upon Senior Securities.

          None

Item 4.     Reserved

          None

Item 5.  Other Information.

          None

Item 6.  Exhibits

Exhibits

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jack Jie Qin.

  31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jack Jie Qin.

  3.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jack Jie Qin.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      EFT BIOTECH HOLDINGS, INC.

Date:  August 9, 2010
                                      By:  /s/ Jack Jie Qin
                                           -----------------------------------
                                          Jack Jie Qin, Principal Executive and
                                             Financial Officer