Form 10-Q/A
period 2009-12-31
EFT BIOTECH HOLDINGS INC
filed 2010-09-24
CIK 1450973

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 0-53730

EFT BIOTECH HOLDINGS, INC.
 (Exact name of registrant as specified in its charter)

Nevada	20-1211204
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

17800 Castleton St., Suite 300
City of Industry, CA	91748
(Address of Principal Executive Offices)	(Zip Code)

Issuer's Telephone Number:  (626) 581 - 3335

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

EFT BIOTECH HOLDINGS, INC.

Dated: September 21, 2010	/s/ Jack Jie Qin
Jack Jie Qin
Chief Executive Officer, President and Chairman
(Principal Executive Officer)
(Principal Financial Officer)