Form 10-K/A
period 2010-03-31
EFT BIOTECH HOLDINGS INC
filed 2010-10-01
CIK 1450973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A


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

     The EFT-Phone will be manufactured by Hong Kong Xihmao Group, Ltd. Digital expects to begin distributing EFT-Phones in July, 2010.


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

                                                          Years ended March 31,
                                  --------------------------------------------------------------------
Statements of Operations               2010         2009          2008          2007         2006
------------------------          --------------------------------------------------------------------
                                                                                          unaudited

Revenue                          $ 20,782,394  $ 18,504,434  $ 40,359,662  $ 19,844,776  $ 4,036,115
Operating expenses:
General and administrative       $  9,230,462  $  8,929,162  $  3,693,369  $  1,690,293  $   787,588
Other income (expense)           $(13,407,867) $    540,739  $    326,194  $     11,566  $     1,501
Other costs of financing
Interest income                  $    546,471  $  1,246,433  $    275,538  $     22,819  $     1,501
Interest expense
Net income (loss) before
  extraordinary loss             $ (7,946,447) $  2,128,662  $ 20,795,695  $ 10,063,293  $  (134,116)
Net income (loss) available
  to common shareholders         $ (7,845,916) $ 2,128,662   $ 20,795,695  $ 10,063,293  $  (134,116)
Net income (loss) per common
  share
    Basic                               (0.10)        0.03           0.37          0.17           --
    Diluted                             (0.10)        0.03           0.37          0.17           --
Weighted average common
 shares outstanding
    Basic                          75,983,205   66,637,448     55,350,545    59,821,414   59,821,414
    Diluted (1)                    75,983,205   66,637,448     55,350,545    59,821,414   59,821,414

                                                                March 31,
                                  --------------------------------------------------------------------
Balance Sheets                         2010         2009          2008          2007         2006
------------------------          --------------------------------------------------------------------
                                                                                           unaudited

Current Assets                    $42,622,026   $49,215,227   $19,414,774    $2,722,521   $1,076,198
Total assets                      $65,744,747   $68,666,322   $57,427,420    $2,826,369   $1,198,307
Current Liabilities               $12,165,048   $12,276,962   $55,687,992    $3,195,557   $1,191,744
Total liabilities                 $15,070,005   $12,276,962   $55,687,992    $3,195,557   $1,191,744
Working capital                   $30,456,978   $36,938,265  $(36,273,218)  $(3,195,557) $(1,191,744)
Stockholders' equity (deficit)    $50,674,742   $56,389,360   $ 1,739,428    $ (369,188)  $    6,563

 Our net income (losses) for each fiscal quarter during the two years ended March 31, 2010 were:


                              6/30/08      9/30/08      12/31/08      3/31/09
                              -------      -------      --------      -------
                                 $            $             $            $

Net Revenue                  6,251,388    5,998,048    2,571,623     3,683,375
  Gross Profit               3,881,643    3,590,570    1,712,521     1,334,751
  Net income (loss) from
    continuing operations    3,054,581    2,867,139      534,059    (4,324,717)
  Income tax (expense)
    benefit                    (90,000)     (94,800)      (3,247)      190,447
  Net income (loss)          2,964,581    2,772,339      530,812    (4,139,070)
  Net income (loss)
    attributable to
    Company                  2,964,581    2,772,339      530,812    (4,139,070)
  Net income (loss) per
    common share, basic
    and diluted                   0.05         0.05        0.001          0.06


                              6/30/09      9/30/09      12/31/09      3/31/10
                              -------      -------      --------      -------
                                 $            $             $            $

Net Revenue                  5,043,396    6,120,934    4,327,716     5,290,348
  Gross Profit               3,781,048    4,468,982    2,943,924     3,494,309
  Net income (loss) from
    continuing operations     (407,924)   1,873,715      521,479    (9,937,336)
  Income tax (expense)
    benefit                         --           --           --        (4,505)
  Net income (loss)           (407,924)   1,873,715      521,479    (9,941,841)
  Extraordinary Gain                --           --           --       100,531
  Noncontrolling interest           --           --           --         8,124
  Net income (loss)
    attributable to
    Company                   (407,924)   1,873,715      521,479    (9,833,186)
  Net income (loss) per
    common share, basic
    and diluted                  (0.01)        0.02         0.01         (0.13)

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


     During the year ended March 31, 2010, we recorded a loss of $(7,845,916), yet generated $7,032,020 from our operating activities. The primary reason that we generated cash from our operating activities while suffering an operating loss was that losses of approximately $14,000,000, associated with our investment in Excalibur which did not require the use of cash, were included in our operating loss.

     During the year ended March 31, 2009, we had net income of $2,128,662, yet our operating activities used $4,355,756 in cash. The primary reason that our operating activities used cash, despite having net income, was that during the year inventories and prepaid expenses increased, and we paid outstanding liabilities. All of the foregoing required the use of cash but were not expensed in our statement of operations. During this period, we also recorded revenue which was previously recorded as unearned, with the result that a portion of our revenues were attributable to cash that was received in prior periods.


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

Commitments for capital expenditures.

     We do not have any commitments for any material capital expenditures. We do not have any commitments or arrangements from any person to provide us with any additional capital.

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

                           EFT BIOTECH HOLDINGS, INC.
                      Consolidated Statements of Cash Flows


                                                         Year Ended
                                      ----------------------------------------------
                                      March 31, 2010  March 31, 2009  March 31, 2008
                                      --------------  --------------  --------------

Cash flows from operating
activities:

 Net income (loss)                    $  (7,845,040)  $   2,128,662   $  20,795,695

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

For the three years ended March 31, 2010, depreciation expenses were $77,110, $51,514, and $38,340 respectively.

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

Stocks issued to officers or employees
--------------------------------------

During the three years ended 2010, the Company did not issue any stock options or warrants to employees nor were there any outstanding warrants or options as of March 31, 2010, accordingly, pro forma disclosures are not required.

Stock issued for services
-------------------------

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


During November 2008, the Company issued 4,084 shares of common stock in exchange of service we received. For the three years ended March 31, 2010, the stock-based compensation for shares issued to non-employees was $0, $16,731, and $0 respectively.


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

Advertising
-----------

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. For the three years ended March 31, 2010, advertising expenses were $61,782, $89,283, and $1,540 respectively.

Consultant Fee
--------------

On January 1, 2009, EFT International Ltd, a wholly-owned subsidiary of EFT BioTech Holdings, Inc., entered into a contract with ZR Public Relation Consultant Ltd. (the Consultant), which provides public relation consulting services in Asia. In consideration of the services rendered by the Consultant, EFT International Ltd agrees to pay 5% of total commission payout for each fiscal year. For the three years ended March 31, 2010, consultant expense for EFT International Ltd was $ 1,279,307, $1,771,944, and $0 respectively.


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

The following table shows the weighted-average number of potentially dilutive shares excluded from the diluted net income per share calculation for the years ended March 31, 2010 and 2009:

                                               Year Ended March 31,
                                        2010         2009            2008
                                        ----         -----           ----

Weighted average warrants
   outstanding                       14,890,040    14,890,040               -
                                      ----------    ---------     -----------
        Total                        14,890,040    14,890,040               -
                                     ==========    ==========     ===========


                                               Year Ended March 31,
                                        2010         2009            2008
                                        ----         -----           ----
Historical Numerator:
   Net Income (loss)                $(7,845,916)  $ 2,128,662     $20,795,695
                                    ============  ===========     ===========

Denominator:
   Weighted-average shares used
   for basic net income per share    75,983,205    66,637,448     $55,350,545
                                    ============  ===========     ===========
Basic net income (loss) per shar    $     (0.10)  $      0.03     $      0.37
                                    ============  ===========     ===========


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
                 ======== ========  ========== ========   ========   ==========


Note 4 - FAIR VALUE MEASUREMENTS

In February 2008 the FASB issued ASC Topic 820, which provides a one year deferral of the effective date of ASC Topic 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On April 1, 2008, the Company adopted the effective portions of ASC Topic 820. For the year ended March 31, 2010 the Company has adopted all of the provisions of ASC Topic 820.


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

As of March 31, 2010 the Company did not have any non-financial assets or liabilites which were required to be measured at fair value on a recurring basis.

Note 5 - LOANS TO RELATED PARTIES


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

Note 8 - INVESTMENT


On October 25, 2008, the Company through its wholly-owned subsidiary, EFT Investment acquired a 48.81% equity interest in Excalibur for 19,193,000. The equity method was used for this investment for the nine months ended December 31, 2009 and for the year ended March 31, 2009. The Company subsequently provided Excalibur capital to funding its operations.

      As a result of a change in Excalibur's management, the Company was deemed to have controlling interest in Excalibur and Excalibur became as a Variable Interest Entity of the Company on January 15, 2010.


In accordance with ASC Topic 810-10-15-14, the Company measured and recognized its interest in Excalibur on December 31, 2009, the closest fair value acquisition date.


The following table summarizes the allocation of the Company's net investment in Excalibur on January 15, 2010:


      Property and equipment                       $ 6,878,845
      Net liabilities assumed                       (4,942,599)
                                                   ------------
      Exchange rate effect on net investment            33,473

                                                   $ 1,969,719

At March 31, 2010, Excalibur's December 31, 2009 balance sheet was consolidated with the Compnay's March 31, 2010 balance sheet and all inter-company accounts and transactions were eliminated in consolidation. As of March 31, 2009, the balance of the Company's investment in Excalibur including earnings from the investment was $17,129,314.

The following table summarizes the income statement of Excalibur for the nine months ended dateYear2009Day31Month12lstransDecember 31, 2009 and dateYear2009Day31Month3lstransMarch 31, 2009:
                                                Nine Months
                                                   Ended
                                                December 31,       Year Ended
                                                    2009         March 31, 2009
                                              ---------------------------------
Exchange rate                                      32.5666              33
Revenue                                       $    290,773      $    10,775
Gross profit                                  $ (2,866,574)     $  (239,403)
Income from continuing operations             $(11,769,797)     $(4,222,808)
Net income                                    $(11,769,797)     $(4,222,808)
48.81% investment earnings                    $ (5,744,421)     $(2,063,686)

The following table provides the summary of balance sheet information for Excalibur as of March 31, 2010 and 2009:

                                 Excalibur International Marine Corporation
                                March 31, 2010               March 31, 2009
                          ------------------------   ---------------------------
                             NTD*            USD          NTD             USD
                          -----------   ----------   -------------   -----------
Total assets
                          464,075,596   14,250,043   1,289,432,107   39,073,700

Total liabilities         332,644,042   10,214,267    204,417,971     6,194,484

Net assets                131,431,554    4,035,776   1,085,014,136   32,879,216

48.81% ownership           64,147,087    1,969,719    529,595,400    16,048,345
Ending balance of
investment account
before write-off          330,499,538   10,148,417    565,267,362    17,129,314

Difference               (266,352,451)  (8,178,697)   (35,671,962)   (1,080,969)
*NTD: New Taiwan Dollar


The difference of $8,178,697 was mainly due to the premium paid to purchase the 48.81% of ownership in Excalibur. Due to Excalibur's lack of a profitable history and general market conditions, the Company decided to write-off the premium upon consolidating Excalibur as a VIE.


The following is the shareholder's list of Excalibur as of March 31, 2009:

              Excalibur International Marine Corp. Shareholders' List
Shareholders' Name                                  # of shares             %
------------------------------------    ------------------------    ----------
EFT Investment                                      585,677,500         48.81
Lu, TsoChun                                         100,000,000          8.33
Chiao, Jen-Ho                                        82,000,000          6.83
Lin, Ming-i                                          51,700,000          4.31
Ms. Ku                                               50,000,000          4.17
Yeuh-Chi Liu                                         47,660,000          3.97
Steve Hsiao                                          46,392,500          3.87

Wen Investment                                       40,000,000          3.33
Others                                              196,570,000         16.38
                                        ------------------------    ----------

Total                                             1,200,000,000           100
                                        ========================    ==========

Note 9 - INVESTMENTS IN BONDS


The following table summarizes unrealized gains and losses related to the Company's investments in corporate bonds designated as held to maturity.

Corporate notes:                       Amortized    Gross      Gross      Fair
                                         Cost     Unrealized Unrealized   Value
                                                    Gains      Losses
Short-term held-to-maturity
securities:
Due in one year of less                 507,885      4,505         -    512,390
                                       ----------------------------------------
Total                                   507,885      4,505         -    512,390
                                       ========================================

Long-term held-to-maturity securities:
Due after one year through five years  1,482,874    27,491         -  1,510,365
Due after five years through ten years 1,065,519         -  (15,924)  1,049,595
Due after ten years                    1,706,887    13,771         -  1,720,658
Total                                  4,255,280    41,262  (15,924)  4,280,618
                                       ========================================


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

The following table summarizes the allocation of the purchase price for Digital
Development:

      Extraordinary gain                 $ (100,531)
      Goodwill acquired                       4,610
      Net assets acquired                    95,921
                                         -----------
                                         $        -
                                         ===========


Digital development did not have any revenues or earnings subsequent to December 31, 2008.


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

The income tax expenses consist of the following:

                                           Year Ended March 31,
                                     -----------------------------
                                     2010        2009         2008
                                     ----        ----         ----

Current:
  Domestic                         $2,506      $2,400     $305,800
  Foreign                           1,999           -            -
Deferred                                -           -            -
                                   ------      ------     --------
Income tax expenses                $4,505      $2,400     $305,800
                                   ======      ======     ========

A reconciliation of income taxes, with the amount computed by applying the statutory federal income tax rate (37% for the years ended March 31, 2010 and 2009) to income before income taxes for the three years ended March 31, 2010, is as follows:

                                              Year Ended March 31,
                                         -----------------------------
                                         2010           2009          2008
                                         ----           ----          ----

Income tax at U.S. statutory rate   $(3,084,637)   $  788,493    $ 7,807,553
State tax                                 2,506         2,400            800
Indefinitely invested earnings of
 foreign subsidiaries                 3,055,036      (819,633)    (7,516,351)
Nondeductible expenses                   31,600        31,140         13,798
                                          4,505         2,400    $   305,800
Effective tax rate                            0%            0%             1%


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


For the three years ended March 31, 2010, the Company did not have any unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.


Note 15 - WARRANTY LIABILITY

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its limited warranty. Changes in warranty liability for standard warranties which are included in current liabilities on the Company's Consolidated Balance Sheets are presented in the following tables:

                                                March 31, 2010   March 31, 2009
                                                --------------   --------------

Warranty liability at March 31                  $      51,684    $      85,608
  Costs accrued                                        (8,338)         (33,925)
  Service obligations honored                               -                -
                                                --------------   --------------
Warranty liability at December 31               $      43,346    $      51,683
                                                ==============   ==============
  Current portion                               $      43,346    $      51,683
  Non-current portion                                       -                -
                                                --------------   --------------
Warranty liability at end of period             $      43,346    $      51,683
                                                ==============   ==============

Note 16 - RELATED PARTY TRANSACTIONS

                                                      March 31,      March 31,
                                                        2010            2009
                                                   --------------  -------------

 Amount due to related parties:                     $     43,427    $        -
Names and relationship of related parties:

           Names                                 Relationship with Company
           -----                                 -------------------------

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

Rent expenses for the three years ended March 31, 2010 were approximately $653,402, $494,487, and $487,896 respectively.


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

ITEM 9B.     OTHER INFORMATION.

None

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.


       Name               Age       Title
       ----               ---       -----

       Jack Jie Qin        49       President, Principal Executive, Financial
                                    and Accounting Officer and a Director

       George W. Curry     64       Chief Marketing Officer and a Director
       Jerry B. Lewin      54       Director
       Visman Chow         54       Director
       Norman Ko           45       Director

      Directors serve in such capacity until the next annual meeting of our stockholders and until their successors have been elected and qualified. Our officers serve at the discretion of our Board of Directors, until their death, or until they resign or have been removed from office.

Jack Jie Qin


      Mr. Qin has been serving as our President, Chief Executive Officer and Chairman of the Board of Directors since November 2007. Mr. Qin was appointed as our Principal Financial Officer on May 18, 2010. Mr. Qin was appointed as our Principal Accounting Officer on September 20, 2010. Since January 2004, Mr. Qin has been serving as the President of EFT BioTech, Inc. From July 1998 to December 2002, Mr. Qin serviced as the President of eFastTeam International, Inc. located in Los Angeles, California. From June 1992 to December 1997, he served as the President of LA Import & Export Company located in Los Angeles, California. In May 1991, Mr. Qin earned an MBA from Emporia State University in Kansas. In May 1982, Mr. Qin graduated from Jiangxi Engineering Institute, located in Nanchang, China, with a major in Mechanical Engineering.


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


                       Fiscal                                     All Other
 Name and              Year               Restricted               Annual
 Principal             Ended                Stock       Option     Compen-
 Position             March 31,   Salary  Awards (3)  Awards (4)  sation (5)      Total
---------------------------------------------------------------------------------------

 Jack Jie Qin (6)      2010      $300,000       --         --          --      $300,000
 (Principal Executive  2009      $300,000       --         --          --      $300,000
 and Acting Chief      2008      $300,000       --         --          --      $300,000
 Financial Officer)

 George Curry (7)      2010      $132,000                              --      $132,000
 (Chief Marketing      2009      $120,000       --         --          --      $120,000
  Officer)             2008      $     --       --         --          --            --





 Sharon Tang (8)       2010      $103,950       --         --          --            --
 (Principal Financial  2009      $126,000       --         --          --            --
 Officer)              2008      $ 70,000       --         --          --            --

Angy Chin (9)
(Principal Financial
Officer)               2010      $116,125       --         --          --            --




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


(9) Angy Chin was our principal financial officer between February 15, 2010 and May 18, 2010.


Compensation of Directors During Year Ended March 31, 2010
----------------------------------------------------------

                                      Stock        Option
Name                 Paid in Cash    Awards        Awards      Total
----                 ------------    ------        ------     -------

Jerry B Lewin         $10,000          --              --     $10,000

Visman Chow           $10,000          --              --     $10,000

Norman Ko             $20,000          --              --     $20,000


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

Officers and Directors
 as a group (5  persons)                   301,000                    *

* Less than 1%.

(1) Ning-Sheng Cai and Xiao-Bao Hu are the controlling persons of Dragon Win.


      Due to the ownership by Dragon Win of more than 50% of our common stock (which includes the right to vote a majority of the shares at any meeting of our shareholders), we are a controlled corporation, as that term is defined in
Section 801(a) of the NYSE Amex Company Guide.


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

(8) Filed as an Exhibit to Amendment No. 9 to Form 10 (File No.: 001-34222) filed with the SEC on April 16, 2010.

                                   SIGNATURES


     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of September 2010.

                                     EFT BIOTECH HOLDINGS, INC.


                                     By:  /s/ Jack Jie Qin
                                          --------------------------------------
                                         Jack Jie Qin, Principal Executive  and
                                         Principal and Accounting Officer

      Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                Date


/s/ Jack Jie Qin                Director            September 22, 2010
----------------------
Jack Jie Qin


/s/ George W. Curry             Director            September 22, 2010
----------------------
George W. Curry


----------------------
Jerry B. Lewin                  Director


/s/ Visman Chow
----------------------
Visman Chow                     Director            September 22, 2010


/s/ Norman Ko
----------------------
Norman Ko                       Director            September 22, 2010

                           EFT BIOTECH HOLDINGS, INC.

                                    FORM 10-K/A

                                    EXHIBITS