Form 10-Q
period 2010-09-30
EFT BIOTECH HOLDINGS INC
filed 2010-11-09
CIK 1450973

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _______

                         Commission File Number: 0-53730

                           EFT BIOTECH HOLDINGS, INC.
                      ------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                   Nevada                              22-1211204
        -----------------------------                --------------
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)             Identification No.)

                         17800 Castleton St., Suite 300
                           City of Industry, CA          91748
                  ------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number including area code:  (626) 581-3335

                                       N/A
                    ---------------------------------------
              Former name, former address, and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    Yes [X]    No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files). Yes [ ]   No [ ]

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

Larger accelerated filer [  ]                  Accelerated filer [X]
Non-accelerated filer    [  ]                  Smaller reporting company [ ]

Indicate by check mark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).   Yes [  ]       No  [X]

As of November 8, 2010, the registrant had 75,983,205 outstanding shares of common stock.

                                TABLE OF CONTENTS

                                                                   Page


PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements                                    3-28

Item 2.    Management's Discussion and Analysis of                29-37
             Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures                  37
             About Market Risk

Item 4.    Controls and Procedures                                   37


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                         38

Item 1A.   Risk Factors                                              38

Item 2.    Unregistered Sale of Equity                               38
             Securities and Use of Proceeds

Item 3.    Defaults Upon Senior Securities                           38

Item 4.    (Removed and Reserved)                                    38

Item 6.    Exhibits                                                  38


SIGNATURES                                                           39

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

                          EFT BIOTECH HOLDINGS, INC.
                          Consolidated Balance Sheets


                                        September 30, 2010       March 31, 2010
                                        ------------------       --------------
                                           (Unaudited)
                              ASSETS

Current assets
   Cash and cash equivalents              $ 23,708,599            $ 29,434,509
   Securities available for sale            11,233,654               9,740,712
   Inventories                               2,784,680               2,971,713
   Prepaid expenses                          1,081,351                 475,092
   Convertible note receivable               5,000,000                       -
                                          ------------            ------------
       Total current assets                 43,808,284              42,622,026

Restricted cash                                193,992                 193,992
Other receivables                              336,927                  96,914
Property and equipment, net                 10,361,953              15,370,975
Held-to-maturity securities                  4,254,413               4,763,165
Loan to related parties                      1,567,000               2,034,100
Security deposit                               678,169                 658,575
Goodwill                                         5,000                   5,000
                                          ------------            ------------
       Total assets                       $ 61,205,738            $ 65,744,747
                                          ============            ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                       $  2,462,600            $  2,346,835
   Other liabilities                         7,818,980               7,101,106
   Unearned revenues                         1,561,689               2,673,680
   Due to related parties                       43,371                  43,427
                                          ------------            ------------
       Total current liabilities            11,886,640              12,165,048
Contingent liabilities                       2,901,177               2,904,957
       Total liabilities                    14,787,817              15,070,005

Stockholders' equity
EFT Biotech Holdings, Inc.
   stockholders' equity:
     Preferred stock, $.001 par value,
       25,000,000 shares authorized,
       none issued and outstanding                   -                       -
     Common stock, $0.00001 par value,
       4,975,000,000 authorized, 75,983,205
       and 75,983,205 shares issued and
       outstanding at September 30, 2010
       and March 31, 2010                          760                     760
     Additional paid in capital             52,854,891              52,854,891
     Retained earnings (deficits)           (5,256,782)             (3,821,924)
     Accumulated other comprehensive
       income (loss)                           (62,595)               (469,326)
                                          ------------            ------------a
                                            47,536,274              48,564,401
Noncontrolling interest                     (1,118,353)              2,110,341
                                          ------------            ------------a
      Total stockholders' equity            46,417,921              50,674,742
                                          ------------            ------------a
         Total liabilities and
           stockholders' equity           $ 61,205,738            $ 65,744,747
                                          ============            ============


   The accompanying notes are an integral part of these financial statements.

                           EFT BIOTECH HOLDINGS, INC.
                Consolidated Statements of Operations (Unaudited)

                                          Three Months Ended           Six Months Ended
                                            September 30,                September 30,
                                      ------------------------        ------------------------
                                        2010            2009           2010           2009
                                      -------------------------       ------------------------

Sales revenues, net                   $3,785,434     $5,125,444     $7,551,306    $9,114,760
Shipping charge                          868,200        995,490      1,751,730     2,049,570
Transportation income - Excalibur         57,784              -         57,784             -
                                     -----------     ----------     ----------    ----------
                                       4,711,418      6,120,934      9,360,820    11,164,330

Cost of goods sold                     1,173,703      1,365,484      2,401,741     2,325,932
Shipping cost                            669,319        286,468        984,893       588,368
Operating costs - Excalibur              701,670              -        910,572             -
                                     -----------     ----------     ----------    ----------
                                       2,544,692      1,651,952      4,297,206     2,914,300

Gross profit                           2,166,726      4,468,982      5,063,614     8,250,030
Operating expenses:
Selling, general and administrative
expenses                               2,710,542      2,232,940      5,236,444     4,526,669
Depreciation                             459,748         20,608        981,818        33,197
Impairment loss of transportation
equipment                              4,200,000              -      4,200,000             -
                                     -----------     ----------     ----------    ----------
  Total operating expenses             7,370,290      2,253,548     10,418,262     4,559,866

Net operating income (loss)           (5,203,564)     2,215,434     (5,354,648)    3,690,164
Other income (expense)

  Interest income                        338,103        134,462        510,214       299,394
  Gain on disposal of securities
     available-for-sale                   88,557              -         93,649             -
  Dividend Income                         11,769              -         11,769             -
  Investment loss - 48.81% Excalibur           -              -              -    (1,080,969)
  Loss from equity method investment           -       (514,854)             -    (1,511,588)
  Foreign exchange gain (loss)          (128,105)        (5,038)         4,323        (4,152)
  Other income                            19,836         43,711         35,086        72,943
                                     -----------     ----------     ----------    ----------
Total other income (expense)             330,160       (341,719)       655,041    (2,224,372)
                                     -----------     ----------     ----------    ----------
Net income (loss) before income
taxes and non-controlling interest    (4,873,404)     1,873,715     (4,699,607)    1,465,792
Income taxes                              (2,400)             -         (2,400)            -
                                     -----------     ----------     ----------    ----------
Net Income (loss)                     (4,875,804)     1,873,715     (4,702,007)    1,465,792
Noncontrolling interest                2,792,696              -      3,267,149             -
                                     -----------     ----------     ----------    ----------
Net income (loss) attributable to
  EFT Biotech Holdings                (2,083,108)     1,873,715     (1,434,858)    1,465,792
                                     ===========     ==========     ==========     =========
Net income per common share
  Basic and diluted                        (0.03)          0.02          (0.02)         0.02
                                     ===========     ==========     ==========     =========
Weighted average common shares
outstanding
  Basic and diluted                   75,983,205     75,983,205     75,983,205    75,983,205
                                     ===========     ==========     ==========     =========


   The accompanying notes are an integral part of these financial statements.

                           EFT BIOTECH HOLDINGS, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                        Accumulated
                                           Common Stock       Additional    Retained       Other                          Total
                                       -------------------     Paid-in      Earnings    Comprehensive  Noncontrolling  Stockholders'
                                       Shares       Amount     Capital     (Deficits)  Income (Loss)    Interests        Equity
                                      -------       ------    ----------    ---------   -------------  --------------  ------------

BALANCE, MARCH 31, 2009             75,983,205     $   760   $52,854,891  $ 4,023,992    $ (490,283)    $         -    $56,389,360
 Acquisition of subsidiaries with
  noncontrolling interest                    -           -             -            -             -       2,150,673      2,150,673
 Comprehensive income:
 Net loss                                    -           -             -   (7,845,916)            -          (8,124)    (7,854,040)
 Unrealized gain on securities
  available for sale                         -           -             -            -       245,623               -        245,623
 Foreign currency translation
  adjustment                                 -           -             -            -      (224,666)        (32,208)      (256,874)
                                    ----------      ------    ----------   ----------     ---------      ----------     ----------
BALANCE, MARCH 31, 2010             75,983,205     $   760   $52,854,891  $(3,821,924)   $ (469,326)    $ 2,110,341    $50,674,742

 Comprehensive income:
 Net income (loss)                           -           -             -   (1,434,858)            -      (3,267,149)    (4,702,007)
 Unrealized gain on securities
  available for sale                         -           -             -            -       461,631               -        461,631
 Foreign currency translation
  adjustment                                 -           -             -            -       (54,900)         38,455        (16,445)
                                    ----------      ------    ----------   ----------     ---------      ----------     ----------
BALANCE, SEPTEMBER 30, 2010         75,983,205      $  760   $52,854,891  $(5,256,782)    $ (62,595)    $(1,118,353)    $46,417,921
                                    ==========      ======   ===========  ===========     =========      ==========    ===========


   The accompanying notes are an integral part of these financial statements.

                         EFT BIOTECH HOLDINGS, INC.
             Consolidated Statements of Cash Flows (Unaudited)

                                                        Six Months Ended
                                                --------------------------------
                                                  September 30,   September 30,
                                                       2010           2009
                                                --------------------------------
Cash flows from operating activities:
 Net income (loss)                                 (4,702,007)      1,465,792
 Adjustments to reconcile net income to
   net cash provided by (used in) operating
   activities:
     Depreciation and amortization                    997,767          33,197
     Bond premium amortization                          8,752               -
     Impairment loss of transportation
       equipment                                    4,200,000               -
     Gain from securities available for sale          (93,649)              -
     Loss from equity method investment                     -       2,592,557
     Changes in operating assets and liabilities:
       Inventories                                    187,033         454,040
       Prepaid expenses and other receivable         (561,510)      1,230,869
       Accounts payable                               117,722      (2,377,474)
       Warranty liability                             (11,133)        (11,655)
       Other liabilities                              729,229        1,721,708
       Unearned revenues                           (1,111,991)        (926,830)
                                                  -----------      -----------
Net cash provided by (used in) operating
  activities                                         (239,787)       4,182,204

Cash flows from investing activities:
  Additions to fixed assets                          (195,792)        (144,215)
  Convertible note receivable                      (5,000,000)               -
  Note receivables - related party                          -         (850,000)
  Proceeds from vendor for repayment of loan          167,100                -
  Purchase of corporate notes                               -       (4,771,924)
  Proceeds from maturity of corporate notes           500,000                -
  Purchase of securities available for sale        (4,317,369)               -
  Proceeds from available for sales securities      3,379,709                -
                                                  -----------      -----------
Net cash (used in) investing activities            (5,466,352)      (5,766,139)
Effect of exchange rate changes on cash               (19,771)               -
                                                  -----------      -----------
Net decrease in cash                               (5,725,910)      (1,583,935)
Cash, beginning of period                          29,434,509       38,181,837
                                                  -----------      -----------
Cash, end of period                              $ 23,708,599      $36,597,902
                                                 ============      ===========
Supplemental disclosures of cash flow information:
  Income taxes paid in cash                      $      2,400      $         -


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

On November 18, 2007, the Company issued 53,300,000 shares of its common stock in connection with a share exchange with the stockholders of EFT BioTech, Inc. ("EFT BioTech"), a Nevada Corporation formed on September 18, 2007 (the "Transaction"), pursuant to which EFT BioTech became a wholly-owned subsidiary of the Company. The 53,300,000 common shares issued included 52,099,000 to pre-capitalization shareholders and 1,201,000 to four directors and officers of EFT BioTech, and represented approximately 87.34% of the Company's common stock outstanding after the Transaction. Consequently, the stockholders of EFT BioTech, Inc. own a majority of the Company's common stock immediately following the Transaction. As EFT Holdings was a non-operating public shell corporation that acquired an operating company, this Transaction was treated as a capital transaction where the acquiring corporation issued stock for the net monetary assets of the shell corporation, accompanied by a recapitalization. The accounting is similar in form to a reverse acquisition, except that goodwill or other intangibles are not recorded. All references to EFT BioTech common stock have been restated to reflect the equivalent numbers of EFT Holdings common shares.

The Company, through its subsidiaries, uses the internet as its "storefront" and business platform to sell and distribute American brand products consisting of 26 nutritional products, 21 personal care products, 1 automotive fuel additive, 1 home product and a portable drinking container.

On October 25, 2008, EFT Investment Co. Ltd ("EFT Investment"), a subsidiary of the Company, acquired 48.81% of Excalibur International Marine Corporation's ("Excalibur") capital stock. Due to the substantial financial support EFT Investment has provided Excalibur to fund its operations and other factors, EFT Investment is deemed to have a controlling interest in Excalibur at January 15, 2010 as defined by Accounting Standards Codification ("ASC") Topic 810, Consolidation, which required the Company to consolidate the financial statements of Excalibur as its variable interest entity ("VIE"). Prior to that date, Excalibur was accounted for as an equity method investment. Since Excalibur has a year end of December 31, its June 30, 2010 financial information is consolidated with the Company's September 30, 2010 financial statements.

In February 2010 the Company assigned the worldwide distribution and servicing rights to a product known as the "EFT-Phone" to Digital Development Partners in exchange for 79,265,000 shares of Digital's common stock. The shares acquired represent approximately 92% of Digital's outstanding common stock.

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

The EFT-Phone is manufactured by an unrelated third party. Distribution of the EFT-Phones began in July, 2010.

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

Reclassification

Certain amounts have been reclassified to conform with the current period presentation. Specifically, amounts previously classified as cash and cash equivalents at March 31, 2010 have been reclassified as securities available for sale. The amounts reclassified did not have an effect on the Company's results of operations or shareholder's equity.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and Excalibur, which has been consolidated as a Variable Interest Entity, and for which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated in consolidation.

Foreign Currency

The Company's reporting currency is the U.S. dollar. The Company's operations in Hong Kong, Taiwan and China use their local currencies as their functional currency. The financial statements of the subsidiaries are translated into U.S. Dollars (USD) in accordance with ASC Topic 830, Foreign Currency Translation. According to ASC 830, all assets and liabilities were translated at the six months ended September 30, 2010 current exchange rate, stockholders equity items are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, Reporting Comprehensive Income as a Component of Stockholders' Equity. Foreign exchange transaction gains and losses are reflected in the statement of operations.

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability is accrued in the Company's financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed in the footnotes to the financial statements.

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

Securities Available for Sale

The Company's investments in publicly traded equity securities are classified as available-for-sale and are reported at fair value (based on quoted prices and market prices) using the specific identification method. Unrealized gains and losses, net of taxes, are reported as a component of stockholders' equity. Realized gains and losses on investments are included in investment and other income, net when realized. Any impairment loss to reduce an investment's carrying amount to its fair market value is recognized as an expense when a decline in the fair market value of an individual security below its cost or carrying value is determined to be other than temporary.

Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market. Inventory consists of nutritional, cosmetic, automotive maintenance and environmentally safe products. The Company has two warehouses, one in City of Industry, CA and the other in Kowloon, Hong Kong. On a quarterly basis, the Company's management reviews inventory levels in each country for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on this review, the Company records inventory write-downs when costs exceed expected net realizable value. Historically, the Company's estimates of obsolete or unmarketable items have been insignificant.

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

        Machinery and equipment                             3-8 years
        Computers and office equipment                      3-5 years
        Automobiles                                         5 years
        Leasehold improvements                              5 years
        Transportation equipment                            12 years

For the six months ended September 30, 2010 and 2009, depreciation expenses were $997,767 and $33,197, respectively.

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC Topic 360. ASC Topic 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. The Company has recorded an impairment loss of $4,200,000 on the transportation equipment of Excalibur for the six months ended September 30, 2010 since the net book value of the equipment has exceeded its market value.

Fair Value of Financial Instruments

ASC Topic 825 requires the Company to disclose the estimated fair values of financial instruments. The carrying amounts reported in the Company's consolidated balance sheets for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value due to the short-term maturity of these instruments.

Fair Value Measurements

ASC Topic 820 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. ASC Topic 820 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various other accounting pronouncements. The adoption of ASC Topic 820 did not have a material effect on the Company's financial condition or operating results.

Refer to Note 3, "Fair Value Measurements" for additional information on the adoption of ASC Topic 820.

Stock-Based Compensation

ASC Topic 718 requires companies to recognize in the statement of operations the grant date fair value of stock options and other equity-based compensation issued to employees.

Stocks issued to officers or employees

During the six months ended September 30, 2010 and 2009, the Company did not issue any stock options or warrants to its officers or employees nor were there any outstanding warrants or options held by officers or employees as of September 30, 2010. Accordingly, pro forma disclosures are not required.

Stock issued for services

The Company accounts for equity instruments issued in exchange for the receipts of goods or service from persons other than employees in accordance with ASC Topic 718 and the conclusions reached by ASC Topic 505. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of performance commitment or completion of performance by the provider of goods or service as defined by ASC Topic 505.

Revenue / Unearned Revenue

The Company's revenue recognition policy is in accordance with the requirements of Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, ("SAB 104"), ASC Topic 605, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) and other applicable revenue recognition guidance and interpretations. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Transportation income is generated from transporting passengers and cargo and is recognized when passengers and cargo are conveyed to the destination port. Payments received before all relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Cash consideration given by the Company to its sales affiliates is considered to be a reduction of the selling prices of the Company's products, thus, is recorded as a reduction of revenue. Commissions paid to the Company's Affiliates are considered to be a reduction of the selling prices of our products, and are recorded as a reduction of revenue.

Unearned Revenues consist of cash received in advance for goods to be delivered at a future date. The Company records the payments received from customers as a liability until the products are delivered. Sales are recorded when the products are delivered.

In 2009, the Company developed a "reverse auction" program as a means of attracting younger members who typically would not otherwise become an Affiliate. The reverse auction is unlike an ordinary auction, also known as a forward auction, where bidders bid the price up and the highest bidder wins that product at the conclusion of bidding. In a reverse auction the objective is to bid the price of a product down.

Cars, laptop computers, cameras, television sets and many other products are offered through the reverse auction program at starting bid prices which are typically set at 25% of the manufacturer's suggested retail price.

To participate in the reverse auction, one must initially purchase 300 bids at a price of $1.00 per bid. The purchase of the 300 bids automatically qualifies the purchaser as an Affiliate, and no purchase of our products is required. All bids are non-refundable once purchased.

Once the reverse auction for a particular product begins, participants can, through a designated website, enter a bid for the product. Each $1.00 bid lowers the price of the products by $0.01. At the conclusion of the auction, the person who entered the last bid is entitled to buy the product at the price reduced by the auction process. The Company only recognizes revenue when a bidder places a bid on an auction product.

For the six months ended September 30, 2010 and 2009, the reverse auction program generated $945,851 and $945,400 in sales revenue, respectively.

Warranty

The Company generally does not provide customers with right of return except for defects which occur within six months from the date of sale. Historically, warranty costs have not been material. Factors that affect the Company's warranty liability include the number of products currently under warranty, historical and anticipated rates of warranty claims on those products, and cost per claim to satisfy the warranty obligation. Other factors are less significant due to the fact that the warranty period is only six months and replacement products are already in stock or available at a pre-determined price. The anticipated rate of warranty claims is the primary factor impacting the estimated warranty obligation. Warranty claims are relatively predictable based on the historical experience. Warranty reserves are included in other liabilities and the provision for warranty accruals is included in cost of goods sold in the Consolidated Statements of Operations. Management reviews the adequacy of warranty reserves each reporting period based on historical experience. The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its limited warranty. If actual results differ from the estimates, the Company revises its estimated warranty liability.

As of September 30, 2010, the Company's estimated warranty expense was as follows:

                  Products sold for
         --------------------------------
         0-2 months         2% of cost
         3-4 months         1.5% of cost
         5-6 months         1% of cost

Shipping Costs

The Company's shipping costs are included in cost of sales for all periods presented.

Income Taxes

The Company follows ASC Topic 740, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Under ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

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

The following table shows the weighted-average number of potentially dilutive shares excluded (since they were anti-dilutive) from the diluted net income per share calculation for the six months ended September 30, 2010 and 2009:

                                 Three Months Ended         Six Months Ended
                                    September 30,             September 30,
                               -----------------------    ---------------------
                                  2010         2009         2010         2009
                                  ----         ----         ----         ----
Weighted average
  warrants outstanding         14,890,040   14,890,040    14,890,040  14,890,040
                               ----------   ----------    ----------  ----------
Total                          14,890,040   14,890,040    14,890,040  14,890,040
                               ==========   ==========    ==========  ==========

                                 Three Months Ended          Six Months Ended
                                    September 30,              September 30,
                               -----------------------    ---------------------
                                  2010          2009         2010         2009
                                  ----          ----         ----         ----
Historical Numerator:
 Net income (loss)
   attributable to EFT
   Biotech Holdings, Inc.     (2,083,108)  $1,873,715  $(1,434,858)  $1,465,792
                              ----------   ----------  -----------   ----------
Denominator:
 Weighted-average shares
  used for basic net
  income per share            75,983,205   75,983,205   75,983,205   75,983,205
 Basic net income (loss)
  per share                  $     (0.03) $      0.02  $     (0.02)  $     0.02
                             ===========  ===========  ===========   ==========

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions, but several of its bank accounts exceed the federally insured limit. The Company's accounts receivable are constantly at a marginal to zero dollar ($0) level and its revenues are derived from orders placed by consumers located anywhere in the world over the Company's designated internet portal. The Company maintains a zero dollar ($0) allowance for doubtful accounts and authorizes credits based upon its customers' historical credit history. The Company routinely assesses the credits authorized to its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

Note 3 - FAIR VALUE MEASUREMENTS

ASC Topic 820 defines fair value, establishes a framework for measuring fair value and enhances disclosure requirements for fair value measurements. This statement does not require any new fair value measurements. ASC Topic 820 defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC Topic 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 Other inputs that are directly or indirectly observable in the marketplace.

Level 3 Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In accordance with ASC Topic 820, the Company measures its securities available for sale at fair value. The securities available for sale are classified within Level 1 since they are valued using quoted market prices.

The Company does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis at March 31, 2010 and September 30, 2010.

Assets and liabilities measured at fair value are summarized below:

                                       September 30, 2010
                    ----------------------------------------------------------
                      Level 1
                       Quoted
                       Prices         Level 2
                     in Active      Significant       Level 3
                    Markets for        Other        Significant
                     Identical       Observable     Unobservable
                       Assets          Inputs          Inputs         Total
                    -------------   -------------   -------------  -----------
Securities available
  for sale          $11,233,654      $        -      $         -   $11,233,654
                    -----------      ----------      -----------   -----------
Total assets measured
  at fair value     $11,233,654      $        -      $         -   $11,233,654
                    ===========      ==========      ===========   ===========


                                                March 31, 2010
                    ----------------------------------------------------------
                      Level 1
                       Quoted
                       Prices         Level 2
                     in Active      Significant       Level 3
                    Markets for        Other        Significant
                     Identical       Observable     Unobservable
                       Assets          Inputs          Inputs         Total
                    -------------   -------------   -------------  -----------
Securities available
  for sale           $9,740,712      $        -     $         -    $ 9,740,712
                     ----------      ----------     -----------    -----------
Total assets measured
  at fair value      $9,740,712      $        -     $         -    $ 9,740,712
                     ==========      ==========     ===========    ===========

Note 4 - CONVERTIBLE NOTE RECEIVABLE

In July 2010 the Company lent $5,000,000 to CTX Virtual Technologies, Inc. The loan to CTX is unsecured, bears interest at 8% per year and has a term of one year from July 26, 2010 to July 26, 2011. At September 30, 2010, the Company has recorded $72,222 in accrued interest related to this loan. At any time during the 1-year term, the Company can at its option convert the loan into 8,474,576 units, with each unit consisting of one share of CTX's common stock and one warrant. Each warrant allows the Company to purchase one additional share of CTX's common stock at a price of $1.00 at any time on or before June 23, 2015.

At any time after January 26, 2011 and before July 26, 2011, CTX can, at its option, cause the loan to be converted into the same 8,474,576 units. On July 26, 2011, the loan, if it is not in default, will automatically be converted into 8,474,576 units.

Note 5 - LOAN TO RELATED PARTIES

The Board of Directors of the Company approved a non-interest bearing unsecured demand loan in the amount of $1,567,000 on July 25, 2009 to Yeuh-Chi Liu, a vendor, as well as a director and a shareholder of Excalibur. The $1,567,000 loan is collateralized with 3.97% ownership of Excalibur. The company does not expect that this loan will be repaid prior to March 31, 2011.

Note 6 - RESTRICTED CASH

On August 20, 2009, Taiwan Taipei district court froze Excalibur's cash of $193,992 as a result of a lawsuit filed by Marinteknik Shipbuilder(s) PTE LTD (a Singapore company) against Excalibur in the Taiwan Taichung District Court. The lawsuit claims Excalibur owes service fees and out-of-pocket expenses of $249,731.

Note 7 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
                                            September 30,       March 31,
                                                2010              2010
                                             ------------     -------------

Construction in Progress                 $    899,011        $   804,410
Transportation equipment                   12,832,569         17,065,379
Leasehold Improvements                        423,952            418,582
Automobiles                                   194,963            154,724
Computer Equipment                            155,474            144,696
Furniture and Fixtures                         84,718             68,461
Machinery and Equipment                        89,461             49,903
                                         ------------        -----------
                                           14,680,148         18,706,155
Less: Accumulated depreciation             (4,318,195)        (3,335,180)
                                         ------------       ------------
                                         $ 10,361,953       $ 15,370,975
                                         ============       ============

At September 30, 2010, expenditures of $899,011 had been incurred for construction of a new water filter plant for bottled water in Tian Quan, China. The Company will begin depreciating the water filter plant when it is placed in service.

Note 8 - INVESTMENT

On October 25, 2008, the Company through its wholly-owned subsidiary, EFT Investment, acquired a 48.81% equity interest in Excalibur for $19,193,000. The Company subsequently provided Excalibur capital to fund its operations. The equity method was used for this investment for the three and six months ended September 30, 2009.

As a result of a change in Excalibur's management, the Company was deemed to have a controlling interest in Excalibur and Excalibur became a Variable Interest Entity ("VIE") of the Company on January 15, 2010. In accordance with

ASC Topic 810-10-15-14, the Company measured and recognized its interest in Excalibur on December 31, 2009, the closest fair value acquisition date.

Since Excalibur is considered the Company's VIE, at September 30, 2010, Excalibur's June 30, 2010 balance sheet was consolidated with the Company's September 30, 2010 balance sheet and all inter-company accounts and transactions were eliminated in consolidation.

The following table summarizes the income statement of Excalibur for the three and six months ended September 30, 2009:

                                       Three Months Ended     Six Months Ended
                                       September 30, 2009    September 30, 2009
                                       ------------------    ------------------
Exchange rate                                     33                      33
Revenue                                 $     62,598          $       66,002
Gross profit                            $ (1,117,410)         $   (3,248,239)
Loss from continuing operations         $ (1,054,812)         $   (3,182,237)
Net Loss                                $ (1,054,812)         $   (3,182,237)
48.81% investment earnings              $   (514,854)         $   (1,553,250)


The following table provides the summary of balance sheet information for Excalibur as of September 30, 2009 and March 31, 2009:

                                    Excalibur International Marine Corp

                               September 30, 2009          March 31, 2009
                             -----------------------   -------------------------
                                NT$         USD          NT$           USD
                          -------------  ----------  ------------   -----------
Total assets              1,265,120,282  38,336,978  1,289,432,107  39,073,700
Total liabilities           285,120,048   8,640,001    204,417,971   6,194,484
Net assets                  980,000,234  29,696,977  1,085,014,136  32,879,216
EFT 48.81% ownership        478,338,115  14,495,095    529,595,400  16,048,346
Ending balance of investment
  account                                14,536,757                 17,129,314
Difference/Premium                           41,662                 (1,080,969)
*NTD: New Taiwan Dollar

The difference of $41,662 was mainly due to the exchange rate fluctuations between the periods.

The premium of $1,080,969 was primarily the excess the Company paid to purchase the 48.81% ownership in Excalibur as of March 31, 2009.

On August 8, 2010 the OceanLaLa was damaged when sailing in the Taiwan Strait. As a result of the damage suffered, the OceanLaLa has been taken out of service indefinitely. Excalibur is in discussions with its insurance carrier concerning the amount of damage, if any, which may be covered by insurance.

As a result of the damage, management estimated that the net book value of the equipment has exceeded its market value and hence, an impairment loss of $4.2 million has been provided in the current period.

Note 9 - HELD-TO-MATURITY SECURITIES

The following table summarizes unrealized gains and losses related to the Company's investments in corporate notes designated as held to maturity as of September 30, 2010:

Corporate notes:
                                                  Gross       Gross
                                     Amortized  Unrealized  Unrealized   Fair
                                        Cost      Gains       Losses     Value
                                     ---------  ----------  ----------   -----
Long-term held-to-maturity
    securities:
Due after one  year through five
    years                           $1,484,713   $ 89,702    $   -   $1,574,415
Due after five years through ten
    years                            1,062,086     92,814        -    1,154,900
Due after ten years                  1,707,614    132,020        -    1,839,634
                                    ----------   --------    -----   ----------
Total                               $4,254,413   $314,536    $   -   $4,568,949
                                    ==========   ========    =====   ==========

The following table summarizes unrealized gains and losses related to the Company's investments in corporate bonds designated as held to maturity as of March 31, 2010:

Corporate notes:
                                                  Gross       Gross
                                     Amortized  Unrealized  Unrealized   Fair
                                        Cost      Gains       Losses     Value
                                     ---------  ----------  ----------   -----
Short-term held-to-maturity
   securities:
Due in one year or less                 $507,885   $ 4,505   $    -   $ 512,390
                                       ----------  --------  ------   ---------
     Total                              $507,885   $ 4,505   $    -   $ 512,390
                                       ==========  ========  ======   =========
Long-term held-to-maturity
   securities:
Due after one year through five years  $1,482,874  $27,491   $     -  $1,510,365
Due after five years through ten
  years                                 1,065,519        -   (15,924)  1,049,595
Due after ten years                     1,706,887   13,771         -   1,720,658
                                       ----------  -------  -------- ----------
     Total                             $4,255,280 $ 41,262  $(15,924) $4,280,618
                                       ========== ========  ======== ==========

Note 10 - OTHER LIABILITIES

Other liabilities consist of the following:
                                                     September        March
                                                      30, 2010      31, 2010
                                                   ------------    ------------
Commission payable                                  $6,622,749      $6,380,408
Payroll liabilities                                    708,146         645,900
Warranty liabilities                                    32,213          43,346
Accrued expenses                                       355,736               -
Others                                                 100,136          31,452
                                                    ----------      -----------
                                                    $7,818,980      $7,101,106
                                                    ==========      ===========
Note 11 - CONTINGENT LIABILITIES

The Company's subsidiary, Excalibur, purchased the vessel "OceanLaLa" from a BVI company "Ezone Capital Co. Ltd." in 2008. The purchase price was NTD 708,000,000 ($21,961,660). The vessel has been delivered to Excalibur and registered as owned by Excalibur at the end of 2008. The last payment of NTD 92,600,000 ($2,868,649) is still under dispute as Excalibur believes that certain equipment relating to the OceanLaLa was not delivered at the time of sale.

Gu Zong-Nan (former vice general manager of Excalibur) filed a lawsuit against Excalibur in the Taiwan Shihlin District Court claiming unpaid salary. The court found that there was a valid agreement between the parties that provided the salary owed by Excalibur did not need to be paid until Excalibur made a profit from its business operations. Although Excalibur has not been profitable since its inception, a contingent liability of NTD 1,050,000 ($32,528) was recorded.

Note 12 - STOCKHOLDERS' EQUITY

Common stock

As of September 30, 2010 the Company had 4,975,000,000 shares of common stock authorized and 75,983,205 shares issued and outstanding.

The Company did not issue any shares of common stock during the six months ended September 30, 2010.

Warrants

Between January and August 2008 the Company sold 14,890,040 Units to non-U.S. residents at a price of $3.80 per Unit. Each Unit consisted of one share of the Company's common stock and one warrant. Each warrant allows the holder to purchase one share of the Company's common stock at a price of $3.80 per share at any time prior to November 30, 2011.

The Company has the right, but not the obligation to redeem the outstanding warrants, on a pro rata basis, at a purchase price of $0.00001 per warrant within thirty (30) days from the tenth (10th) consecutive trading day that the closing sales price, or the average of the closing bid and asked price of the Company's common stock trades on the OTC or any public securities market within the U.S., at least $11.00 per share.

As the only settlement option for the warrants is physical settlement, in which the party designated in the contract as the buyer delivers the full stated amount of cash to the seller, and the seller delivers the full stated number of shares to the buyer, the Company accounted for the warrants as permanent equity and recorded the value of the warrants in additional paid in capital.

Note 13 - INCOME TAXES

The Company was incorporated in the United States ("US") and has operations in four tax jurisdictions - the United States, the Hong Kong Special Administrative Region ("HK SAR"), Taiwan, and the BVI.

The Company generated substantially all of its net income from its BVI operations for the six months ended September 30, 2010 and 2009. According to BVI tax law this income is not subject to any taxes. The Company's HK SAR subsidiaries had no taxable income in the respective periods. The deferred tax assets for the Company's US operations and HK SAR subsidiaries were immaterial as at September 30, 2010 and 2009.

The Company's Taiwan VIE, Excalibur, is subject to a 17% standard enterprise income tax based on its taxable net profit. Excalibur has incurred net accumulated operating losses for income tax purposes and believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, it has provided full valuation allowance for the deferred tax assets arising from the losses as of September 30, 2010 and 2009.

Income tax expenses consisted of the following:

                                                 Six Months Ended September 30,
                                                 ------------------------------
                                                     2010            2009
                                                 -------------  --------------
Current:
  Domestic                                      $        2,400    $         -
  Foreign                                                    -              -
Deferred                                                     -              -
                                                --------------    -----------
Income tax expenses                             $        2,400    $         -
                                                ==============    ===========

A reconciliation of income taxes, with the amount computed by applying the statutory federal income tax rate (37% for the six months ended September 30, 2010 and 2009) to income before income taxes for the six months ended September 30, 2010 and 2009, is as follows:

                                                         Six months Ended
                                                          September 30,
                                                      -------------------------
                                                          2010         2009
                                                      ------------   ----------
Income tax at U.S. statutory rate                     $   530,898    $ 545,026
State tax                                                       -            -
Indefinitely invested earnings of foreign
   subsidiaries                                          (561,522)    (550,320)
Nondeductible expenses                                     33,024        5,294
                                                      ------------   ----------
                                                      $     2,400    $       -
                                                      ============   ==========
Effective tax rate                                              0%           0%

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

For the six months ended September 30, 2010 and 2009, the Company did not have any unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

Note 14 - WARRANTY LIABILITY

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its limited warranty. Changes in warranty liability for standard warranties which are included in current liabilities on the Company's Consolidated Balance Sheets are presented in the following tables:

                                            September 30,
                                                2010           March 31, 2010
                                           ---------------     --------------
Warranty  liability  as at beginning of
  period, Current                            $  43,346         $  51,684
  Reversal of costs                            (11,133)           (8,338)
                                             ----------        ----------
Warranty liability as at end of
  period, Current                            $  32,213         $  43,346
                                             ==========        =========

Note 15 - RELATED PARTY TRANSACTIONS
                                           September 30,
                                               2010           March 31, 2010
                                          ---------------    ----------------
 Amount due to related parties:              $  43,371         $  43,427

Names and relationship of related parties:

            Names                    Relationship with Company
            -----                    -------------------------
            Steve Hsiao              Shareholder of Excalibur

We use the "EFT" name, a trademark owned and licensed to us by EFT Assets Limited. We are required to pay an annual royalty to EFT assets equal to a percentage of our gross sales for the previous fiscal year. The percentage is 5% for the first $30 million in gross sales, 4% for the $10 million in gross sales in excess of $30 million, 3% for the $10 million in gross sales in excess of $40 million; 2% for the $10 million in gross sales in excess of $50 million; and 1% for the $10 million in gross sales in excess of $60 million. EFT Assets Limited is owned by a number of persons, including Wendy Qin. Ms. Qin is the Chief Executive Officer of one of our subsidiaries and is the sister of Jack Jie Qin, our President. During the six months ended September 30, 2010 and 2009 we paid EFT Asset Limited $1,019,685 and $1,200,000 in royalties.

Note 16 - COMMITMENTS

Executive Offices

The Company leases 3,367 square feet of space in California for its executive offices. The lease expires in February 2013. The base rent is: $9,090 for year one, $9,454 for year two and $9,832 for year three.

Operating Lease

The Company rents office space for its satellite training center in Hong Kong. The lease provides for free rent in the first two years and monthly lease payments approximating $50,000 starting the beginning of the third year and expires on June 30, 2012. Expensing the 5-year total rent evenly over the life of the lease, the future minimum lease payments under the operating lease are as follows:

Year Ending March 31,

      2011                 $ 180,000
      2012                   360,000
      2013                    90,000

The Company rents storage space for its satellite training center in Hong Kong. The lease provides for monthly lease payments approximating $750 USD starting on October 22, 2009 and expiring on December 31, 2010. Future minimum lease payments under the month to month operating leases as of September 30, 2010 approximate the following:

Year Ending March 31,

       2011                $   2,250


The Company rents office space for its satellite training center in Vietnam Saigon. The lease provides for monthly lease payments approximating $1,400 USD starting on August 8, 2009 and expiring on August 8, 2011. Future minimum lease payments under the operating leases as of September 30, 2010 approximate the following:

Year Ending March 31,

      2011                  $   8,400
      2012                      5,600

The Company rents office space for its satellite training center in Thailand. The lease provides for monthly lease payments approximating $2,800 USD starting on April 20, 2010 and expiring on March 29, 2011. Future minimum lease payments under the operating leases as of September 30, 2010 approximate the following:

Year Ending March 31,

      2011                  $  16,800

The Company rents office space for its division at Thailand Center. The lease provides for monthly lease payments approximating $800 USD starting on April 1, 2010 and expiring on March 29, 2011. Future minimum lease payments under the operating leases as of September 30, 2010 approximate the following:

Year Ending March 31,

      2011                   $  4,800

Rent expenses for the six months ended September 30, 2010 and 2009 were approximately $380,995 and $253,226 respectively.

Note 17 - LITIGATION

In October 2008, the Company acquired, through a wholly-owned subsidiary, 48.81% of the capital stock of Excalibur International Marine Corporation, a Taiwan corporation, for $19,193,000. Excalibur owns a high speed ship which, until August 2010, transported passengers and cargo between Taiwan and mainland China through the Taiwan Strait. Excalibur's ship, the OceanLaLa, was capable of carrying up to 370 passengers and 630 tons of cargo.

Excalibur purchased the OceanLaLa from Ezone Capital Co. Ltd., prior to its acquisition by the Company. The last payment of NTD 92,600,000 ($2,868,649) was withheld by Excalibur since Excalibur believed that certain equipment relating to the OceanLaLa was not delivered at the time of sale.

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

Gu Zong-Nan (former vice general manager of Excalibur) filed a lawsuit against Excalibur in the Taiwan Shihlin District Court claiming unpaid salary and severance payments. In April 2010, the Taiwan Shihlin District Court denied the claims as the court found that (i) there was a valid agreement between the parties that provided the salary owed by Excalibur would not be paid until Excalibur makes profit from its operations and (ii) Gu Zong-Nan held a managerial position in Excalibur and as a result is not entitled to any severance payment according to the Labor Standard Law of Taiwan. Excalibur has suffered net losses since inception, however, a contingent liability for the unpaid salary remains.

Marinteknik Shipbuilder(s) PTE LTD. (a Singapore company) filed a lawsuit against Excalibur in the Taiwan Taichung District Court for unpaid service fees and out-of-pocket expenses of NTD8,050,832. On August 20, 2009, the Taiwan Taipei district court froze Excalibur's cash of $193,992 in response to the suit. The final resolution of this case is pending. However, a contingent liability for the restricted cash has remained.

Jiao Ren-Ho (former chairman of Excalibur) filed a lawsuit against Excalibur in the Taiwan Shihlin District Court claiming Excalibur's special meeting of shareholders held on January 12, 2010, and the actions taken at the meeting, including the removal of Mr. Jiao as an officer and the chairman of Excalibur, were unlawful. Monetary damages were not claimed in the suit. On October 12, 2010, the Shihlin District Court rendered its judgment in favor of Excalibur, ruling that Excalibur's special meeting of shareholders held on January 12, 2010 and the actions taken at the meeting, including the removal of Mr. Jiao as an officer and the chairman of Excalibur were lawful. However, Mr. Jiao has a right to appeal the Court's decision within twenty days after he receives the judgment.

On August 2, 2010 the Company commenced a legal proceeding against Marinteknik Shipbuilders Pte Ltd, and three other persons in the High Court of the Republic of Singapore alleging fraud, misrepresentation, and deceit on the part of the defendants with respect to Excalibur's purchase of the OceanLaLa. The Company claims that the wrongful actions of the defendants resulted in damages of $19,000,000 to the Company.

August 18, 2010 Excalibur received a statement of claim (equivalent to a complaint in US) from Ezone Capital Co., Ltd, demanding approximately 2,000,000 Euros for the unpaid balance of the purchase price of the OceanLala. Excalibur has denied the claims of Ezone on the basis that the OceanLaLa was defective, unseaworthy, and not fit for its intended purpose. Excalibur has also filed a counterclaim against Ezone seeking a full refund of all amounts paid for the OceanLaLa, as well as reimbursement for amounts spent on maintenance and repairs.

Note 18 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements which are included as part of this report have been issued and has determined that no subsequent events have occurred which need to be disclosed.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

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

      We only sell our products to Affiliates through our website. As of October 20, 2010, we had approximately 1,106,474 registered affiliates, most of which were located in China and Hong Kong. As of September 30, 2010, we did not have any sales activities in the United States. None of our Affiliates account for a significant portion of our business. We pay our Affiliates a commission on the products they order from us. The commission is approximately 60% of the total dollar amount of the order. Commissions are considered a reduction of the sales price of our products and are reflected in our financial statements as a reduction in revenue.

      On October 25, 2008, we acquired, through a wholly-owned subsidiary, 48.81% of the capital stock of Excalibur International Marine Corporation, a Taiwan corporation, for $19,193,000. Excalibur owns a high speed ship which, until August 2010, transported passengers and cargo between Taiwan and mainland China through the Taiwan Strait. Excalibur's ship, the OceanLaLa, was capable of carrying up to 370 passengers and 630 tons of cargo.

      On August 8, 2010 the OceanLaLa was damaged when sailing in the Taiwan Strait. As a result of the damage suffered, the OceanLaLa has been taken out of service temporarily. Excalibur is in discussions with its insurance carrier concerning the amount of damage, if any, which may be covered by insurance.

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

      The EFT-Phone is manufactured by an unrelated third party manufacturer. Digital began distributing EFT-Phones in July, 2010.

      In July 2010 we loaned $5,000,000 to CTX Virtual Technologies, Inc. The loan to CTX is unsecured, bears interest at 8% per year and can at any time, at our option, be converted into 8,474,576 units, with each unit consisting of one share of CTX's common stock and one warrant. Each warrant allows us to purchase one additional share of CTX's common stock at a price of $1.00 at any time on or before June 23, 2015.

      At any time after January 26, 2011 CTX can, at its option, cause the loan to be converted into the same 8,474,576 units.

      As further consideration for the loan, CTX has agreed to:

           o  manufacture the EFT Phone according to our specifications,

           o make available to us any new designs or technical features developed by CTX, at no cost, so long as the same are not exclusive to another party

           o cooperate with us to incorporate any new designs or technical features into the EFT Phone.

           o make available to us, at our cost, CTX's existing service centers which can be used to service the EFT Phone.

           o make available to us, at CTX's standard commission rates, CTX's marketing and distribution network.

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

Results of Operations

Material changes in our Statement of Operations for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 are discussed below:

                          Increase (I)
                          or Decrease
   Item                      (D)         Reason
   ----                   -----------    ------
Sales revenue, net              D        Sales   are   recorded   net   of  the
                                         commissions  paid  to  Affiliates  who
                                         are   responsible   for   the   sales.
                                         Shortage of some popular  products and
                                         changed  packaging  on  several of our
                                         products    resulted   in   delay   of
                                         shipment while  commissions  for these
                                         sales were nevertheless paid.

Shipping charges                D        Decrease in sales.

Shipping cost                   I        The  logistic  company  contracted  by
                                         EFT to  ship  the  Company's  products
                                         increased    their   freight   charges
                                         significantly  due to the  decline  in
                                         the value of the US  dollars  vs.  the
                                         RMB.

Operating costs - Excalibur     I        Excalibur's operating costs for the
                                         three months ended September 30, 2009
                                         were accounted for under the equity
                                         method as opposed to being consolidated
                                         in the current results of operations.

Gross Profit as a % of          D        Gross profit,  as a % of total revenue
total revenue                            was 46% as of  September  30,  2010 as
                                         compared to 73% as of September 30,
                                         2009. The main reasons for decrease
                                         in gross profit were decrease in
                                         sales, while having significant
                                         increase in shipping cost and
                                         realizing running cost of Excalibur
                                         with minimal corresponding
                                         transportation income.

Selling, general and            I        Increase  in  (a)  professional   fees
administrative expenses                  related to higher audit fee paid;  (b)
                                         higher rental expenses associated
                                         with the new LA corporate office in
                                         the US; (c) higher payroll expenses
                                         related to the expansion of different
                                         offices of the group; and (d) included
                                         in the general and administrative
                                         expenses of Excalibur, which were
                                         consolidated with the group's expenses
                                         for the current period.

Depreciation                    I        Excalibur's  depreciation expenses for
                                         the three months ended  September  30,
                                         2009  were  accounted  for  under  the
                                         equity  method  as  opposed  to  being
                                         consolidated  in the  current  results
                                         of operations.

Impairment loss of equipment    I        The net book
                                         value of the transportation
                                         equipment exceeded its market value
                                         after damage.

Interest income                 I        Increase in investment in bonds.

Loss on equity method of        D        The  equity  method  was  used for our
Excalibur                                investment  in Excalibur for the three
                                         months ended September 30, 2009. Our
                                         48.81% share of loss from this
                                         equity method investment was
                                         $514,854 for the three months ended
                                         September 30, 2009. For the three
                                         months ended September 30, 2010,
                                         100% of Excalibur's loss of
                                         approximately $5,400,000 was
                                         consolidated with our financial
                                         statements, with the corresponding
                                         share by the noncontrolling
                                         shareholders reported under
                                         "noncontrolling interest". All
                                         inter-company accounts and
                                         transactions were eliminated in
                                         consolidation.

Foreign exchange gain (loss)       I     Changes in foreign exchange rates.

Material changes in our Statement of Operations for the six months ended September 30, 2010 compared to the six months ended September 30, 2009 are discussed below:

                             Increase (I)
                             or Decrease
   Item                         (D)         Reason
   ----                      -----------    ------

Sales revenue, net                D      Sales   are   recorded   net   of  the
                                         commissions  paid  to  Affiliates  who
                                         are   responsible   for   the   sales.
                                         Shortage of some popular  products and
                                         changed  packaging  on  several of our
                                         products    resulted   in   delay   of
                                         shipment while  commissions  for these
                                         sales were nevertheless paid.

Shipping charges                  D      Decrease in sales.

Shipping cost                     I      The  logistic  company  contracted  by
                                         EFT to  ship  the  Company's  products
                                         increased    their   freight   charges
                                         significantly  due to the  decline  in
                                         the value of the US  dollars  vs.  the
                                         RMB.

Operating costs - Excalibur       I      Excalibur's
                                         operating costs for the six months
                                         ended September 30, 2009 were accounted
                                         for under the equity method as opposed
                                         to being consolidated in the current
                                         results of operations.

Gross  Profit as a % of total     D      Gross profit,  as a % of total revenue
revenue                                  was 54% as of  September  30,  2010 as
                                         compared to 74% as of September 30,
                                         2009. The main reasons for decrease in
                                         gross profit were decrease in sales,
                                         while having significant increase in
                                         shipping cost and realizing running
                                         cost of Excalibur with minimal
                                         corresponding transportation income.

Selling, general and              I      Increase  in  (a)  professional   fees
administrative expenses                  related  to  higher   audit  fee,  SOX
                                         compliance and fees associated with the
                                         addition of a general manager for Tian
                                         Quan water plant; (b) higher rental
                                         expenses associated with the new LA
                                         corporate office in the US; (c) higher
                                         payroll expenses related to the
                                         expansion of different offices of the
                                         group; and (d) included the general and
                                         administrative expenses of Excalibur
                                         were consolidated with our expenses for
                                         the current period.

Depreciation                      I      Excalibur's  depreciation expenses for
                                         the six months ended  September  30,
                                         2009  were  accounted  for  under  the
                                         equity  method  as  opposed  to  being
                                         consolidated  in the  current  results
                                         of operations.

Impairment loss of equipment      I      The net book value
                                         of the transportation equipment
                                         exceeded its market value after
                                         damage.

Interest income                   I      Increase in investment on bonds.

Loss  on  equity   method  of     D      The  equity  method  was  used for our
Excalibur                                investment  in  Excalibur  for the six
                                         months ended September 30, 2009. Our
                                         48.81% share of loss from this equity
                                         method investment was $1,511,588 for
                                         the six months ended September 30,
                                         2009. For the six months ended
                                         September 30, 2010, 100% of Excalibur's
                                         loss of approximately $6,300,000 was
                                         consolidated with our financial
                                         statements, with the corresponding
                                         share by the noncontrolling
                                         shareholders reported under
                                         "noncontrolling interest". All
                                         inter-company accounts and transactions
                                         were eliminated in consolidation.

Foreign exchange gain (loss)      I      Changes in foreign exchange rates.

Capital Resources and Liquidity

The following table shows our sources and (uses) of our cash for the six months ended September 30, 2010.

                                           Six Months Ended September 30,
                                        --------------------------------------
                                            2010                   2009
                                        --------------         ---------------
Net cash provided by operating
   activities                            $   (239,787)          $   4,182,204
Net cash (used in) investing
   activities                              (5,466,352)             (5,766,139)
Effect of exchange rate changes on
   cash                                       (19,771)                      -
                                        ---------------        ---------------
Net decrease in cash                     $ (5,725,910)          $  (1,583,935)
                                        ===============        ===============

Material changes in our balance sheet items between September 30, 2010 and March 31, 2010 are discussed below:

                           Increase (I)
                           or Decrease
 Category                       (D)      Reason
 --------                  -----------   ------

Cash and Cash Equivalents        D       We  used  some of our  excess  cash to
                                         invest   in   marketable    securities
                                         during the six months ended  September
                                         30,  2010.  During the  quarter  ended
                                         September    30,    2010,    we   also
                                         reclassified  $8,949,324 as securities
                                         available  for sale that were reported
                                         as cash and cash  equivalent  on March
                                         31, 2010.

Securities  Available  for       I       We  used  some of our  excess  cash to
sale                                     invest   in   marketable    securities
                                         during the six months ended  September
                                         30, 2010.

Convertible Note                 I       See Note 4 to the financial statements
                                         included as part of this report.

Property and Equipment           D       On August 8, 2010 the  OceanLaLa, the
                                         ship owned by Excalibur International,
                                         was damaged when sailing in then Taiwan
                                         Strait. As a result of the damage, we
                                         estimated that the net book value of
                                         the ship exceeded its market value and
                                         as a result, an impairment loss of
                                         $4.2 million has been provided in the
                                         current period of this report.

See Note 4 to the financial statements included as part of this report information concerning a loan we made to an unrelated third party.

As of September 30, 2010, we had cash and cash equivalents of $23,708,599. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at the present level for at least the next twelve months.

For the six months ended September 30, 2010, net cash used in operating activities was $239,787. This was primarily due to net loss of $4,702,007, adjusted by non-cash related expenses that included depreciation and amortization of $997,767, realized gain on available for sale securities of $93,649, impairment loss of $4,200,000 on equipment, and a net decrease in working capital items of $650,650.

For the six months ended September 30, 2009, net cash provided by operating activities was $4,182,204. This was primarily due to net income for the period of $1,465,792, adjusted by a non-cash related expenses which included a loss of $2,592,557 accounting for our interest in Excalibur under the equity method.

Future Contractual Obligations

                       Total    2011      2012       2013    2014    Thereafter
                       -----    ----      ----       ----    ----    ----------

Lease payments       $953,822 $266,790  $479,048   $207,984    -          -

We do not have any commitments or arrangements from any person to provide us with any additional capital.

Except as disclosed in this Item 2, we do not know of any trends or demands that affected, or are reasonably likely to affect, our capital resources or liquidity.

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

Critical Accounting Policies and Estimates

During the six months ended September 30, 2010 we did not change any of our critical accounting policies or estimates.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

For our six months ended September 30, 2010 all of our sales were made outside of the United States. Most of our sales are denominated in the United States dollar. In addition, from time to time we make intercompany loans with our foreign subsidiaries that are denominated in the United States dollar.

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

Item 4.      Controls and Procedures.

(a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed in the reports that we file or submit under the 1934 Act, is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2010, our Principal Executive and Financial Officer carried out an evaluation on the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended September 30, 2010 that is reasonably likely to materially affect our internal control over financial reporting.

                                     PART II
                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 17 to the financial statements included as part of this report.

Item 1A. Risk Factors.

There have not been any material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

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


                                      EFT BIOTECH HOLDINGS, INC.

Date:  November 8, 2010
                                      By: /s/ Jack Jie Qin
                                          -----------------------------------
                                          Jack Jie Qin, Principal Executive and
                                          Financial Officer