Form 10-Q
period 2010-12-31
EFT BIOTECH HOLDINGS INC
filed 2011-02-09
CIK 1450973

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _______

                         Commission File Number: 0-53730

                           EFT BIOTECH HOLDINGS, INC.
              ---------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                      Nevada                          22-1211204
         -------------------------------          -------------------
         (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)          Identification No.)

                         17800 Castleton St., Suite 300
                           City of Industry, CA 91748
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's telephone number including area code: (626) 581-3335

                                       N/A
         ---------------------------------------------------------------
         Former name, former address, and former fiscal year, if changed since last report

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

Larger accelerated filer [  ]                   Accelerated filer [X]
Non-accelerated filer [  ]          Smaller reporting company [  ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]       No  [X]

As of February 9, 2011, the registrant had 75,983,205 outstanding shares of common stock.

                                TABLE OF CONTENTS

                                                                   Page
                                                                   ----
PART I - FINANCIAL INFORMATION
Item 1.          Financial Statements                              3-22
Item 2.          Management's Discussion and Analysis of          23-28
                 Financial
                 Condition and Results of Operations
Item 3.          Quantitative and Qualitative Disclosures         28-29
                 About Market Risk
Item 4.          Controls and Procedures                            29

PART II - OTHER INFORMATION
Item 1.          Legal Proceedings                                  30
Item 1A.         Risk Factors                                       30
Item 2.          Unregistered Sale of Equity                        30
                 Securities and Use of Proceeds
Item 3.          Defaults Upon Senior Securities                    30
Item 4.          (Removed and Reserved)                             30
Item 6.          Exhibits                                           30

SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

                           EFT BIOTECH HOLDINGS, INC.
                           Consolidated Balance Sheets

                                         December 31, 2010     March 31, 2010
                                         -----------------     --------------
                                           (Unaudited)

                     ASSETS
Current assets
Cash and cash equivalents                  $ 27,518,587         $ 29,434,509
Securities available for sale                12,106,817            9,740,712
Inventories                                   2,837,466            2,971,713
Prepaid expenses                                923,211              475,092
Convertible note receivable                   5,000,000                    -
                                           -------------        -------------
  Total current assets                       48,386,081           42,622,026

Restricted cash                                 193,992              193,992
Other receivables                               255,861               96,914
Property and equipment, net                   9,659,991           15,370,975
Held-to-maturity securities                           -            4,763,165
Loan to related parties                          33,000            2,034,100
Security deposit                                702,692              658,575
Goodwill                                          5,000                5,000
                                           -------------        -------------
  Total assets                             $ 59,236,617         $ 65,744,747
                                           =============        =============
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                           $  2,856,346         $  2,346,835
Other liabilities                             6,776,324            7,101,106
Unearned revenues                             3,606,259            2,673,680
Due to related parties                           44,872               43,427
                                           -------------        -------------
  Total current liabilities                  13,283,801           12,165,048
Contingent liabilities                        3,001,603            2,904,957
                                           -------------        -------------
  Total liabilities                          16,285,404           15,070,005

Stockholders' equity
EFT Biotech Holdings, Inc.
 stockholders' equity:
  Preferred stock, $.001 par value,
    25,000,000 shares authorized,
    none issued and outstanding                       -                    -
  Common stock, $0.00001 par value,
    4,975,000,000 shares authorized,
    75,983,205 shares issued and
    outstanding at December 31, 2010
    and March 31, 2010                              760                  760
  Additional paid in capital                 52,854,891           52,854,891
  Retained deficits                          (7,780,784)          (3,821,924)
  Accumulated other comprehensive loss          (74,767)            (469,326)
                                           -------------        -------------
                                             45,000,100           48,564,401
Noncontrolling interest                      (2,048,887)           2,110,341
                                           -------------        -------------
  Total stockholders' equity                 42,951,213           50,674,742
                                           -------------        -------------
    Total liabilities and stockholders'
      equity                               $ 59,236,617         $ 65,744,747
                                           =============        =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           EFT BIOTECH HOLDINGS, INC.
                Consolidated Statements of Operations (Unaudited)



                                         Three Months Ended             Nine Months Ended
                                     December 31,    December 31,   December 31,   December 31,
                                         2010            2009           2010           2009
                                     ----------------------------   ---------------------------

Sales revenues, net                  $  3,305,807    $  3,362,196   $ 10,857,113    $ 12,476,956
Shipping charge                           854,770         965,520      2,606,500       3,015,090
Transportation income - Excalibur          81,329               -        139,113               -
                                     -------------   -------------  -------------   -------------
                                        4,241,906      13,602,726     15,492,046       4,327,716
Cost of goods sold                      1,696,916       1,048,913      4,098,657       3,374,844
Shipping cost                             531,885         334,879      1,516,778         923,247
Operating costs - Excalibur               522,930               -      1,433,502               -
                                     -------------   -------------  -------------   -------------
                                        2,751,731       7,048,937      4,298,091       1,383,792
Gross profit                            1,490,175       2,943,924      6,553,789      11,193,955
Operating expenses:
Selling, general and administrative
  expenses                              2,566,350       2,377,059      7,802,794       6,903,728
Depreciation                               (2,905)         21,605        978,913          54,802
Impairment loss of loan receivable      1,567,000               -      1,567,000               -
Impairment loss of transportation
  equipment                             1,164,091               -      5,364,091               -
                                     -------------   -------------  -------------   -------------
  Total operating expenses              5,294,536       2,398,664     15,712,798       6,958,530

Net operating income (loss)            (3,804,361)        545,260     (9,159,009)      4,235,425

Other income (expense)
  Interest income                         254,770         426,577        764,984         725,971
  Gain on disposal of
    held-to-maturities securities         243,855               -        243,855               -
  Gain on disposal of
    available-for-sale securities          22,590               -        116,239               -
  Dividend Income                           9,586               -         21,355               -
  Investment loss - 48.81% Excalibur            -               -              -      (1,080,969)
  Loss from equity method investment            -        (464,566)             -      (1,976,154)
  Foreign exchange gain (loss)             (6,248)            751         (1,924)         (3,402)
  Other income                             23,087          13,457         58,173          86,400
                                     -------------   -------------  -------------   -------------
Total other income (expense)              547,640       1,202,682     (2,248,154)        (23,781)
                                     -------------   -------------  -------------   -------------
Net income (loss) before income
  taxes and non-controlling interest   (3,256,721)     (7,956,327)     1,987,271         521,479
Income taxes                             (143,539)              -       (145,939)              -
                                     -------------   -------------  -------------   -------------
Net Income (loss)                      (3,400,260)     (8,102,266)     1,987,271         521,479
Noncontrolling interest                   876,257               -      4,143,406               -
                                     -------------   -------------  -------------   -------------
Net income (loss) attributable to
  EFT Biotech Holdings                 (2,524,003)   $    521,479     (3,958,860)   $  1,987,271
                                     =============   =============  =============   =============
Net income per common share
 Basic and diluted                          (0.03)   $       0.01          (0.05)   $       0.03
                                     =============   =============  =============   =============
Weighted average common shares
  outstanding
 Basic and diluted                     75,983,205      75,983,205     75,983,205      75,983,205
                                     =============   =============  =============   =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           EFT BIOTECH HOLDINGS, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                    Accumulated
                                                           Additional    Retained      Other                            Total
                                            Common Stock     Paid-in     Earnings   Comprehensive   Noncontrolling  Stockholders'
                                         -----------------
                                          Shares    Amount   Capital    (Deficits)  Income (Loss)      Interests        Equity
                                         -------    ------   -------    ----------  -------------   --------------  -------------

BALANCE, MARCH 31, 2009               75,983,205    $   760 $52,854,891 $ 4,023,992  $  (490,283)   $         -      $56,389,360

    Acquisition of subsidiaries
      with noncontrolling interest             -          -           -           -            -      2,150,673        2,150,673
    Comprehensive income:
    Net loss                                   -          -           -  (7,845,916)           -         (8,124)      (7,854,040)
    Unrealized gain on securities
      available for sale                       -          -           -           -      245,623              -          245,623
    Foreign currency translation
      adjustment                               -          -           -           -     (224,666)       (32,208)        (256,874)
                                     -----------    ------- -----------  -----------  -----------   ------------     ------------
BALANCE, MARCH 31, 2010               75,983,205    $   760 $52,854,891  $(3,821,924) $ (469,326)   $ 2,110,341      $50,674,742

    Comprehensive income:
    Net income (loss)                          -          -           -   (3,958,860)          -     (4,143,406)      (8,102,266)
    Unrealized gain on securities
      available for sale                       -          -           -            -     250,968              -          250,968
    Foreign currency translation
      adjustment                               -          -           -            -     143,591        (15,822)         127,769
                                     -----------    ------- -----------  -----------  -----------   ------------     ------------
BALANCE, DECEMBER 31, 2010            75,983,205        760  52,854,891   (7,780,784)    (74,767)    (2,048,887)      42,951,213
                                     ===========    ======= ===========  ===========  ===========   ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           EFT BIOTECH HOLDINGS, INC.
                Consolidated Statements of Cash Flows (Unaudited)

                                                      Nine Months Ended
                                            -----------------  -----------------
                                            December 31, 2010  December 31, 2009
                                            -----------------  -----------------
Cash flows from operating activities:
  Net income (loss)                          $ (8,102,266)      $  1,987,271
  Adjustments to reconcile net income
    (loss) to net cash
    provided by (used in) operating
    activities:
    Depreciation and amortization                 978,913             54,802
    Bond premium amortization                       9,625                  -
    Impairment loss of loan receivable          1,567,000                  -
    Impairment loss of equipment                5,364,091                  -
    Gain from securities available
      for sale                                   (116,239)                 -
    Gain from held-to-maturity securities        (243,855)
    Loss from equity method investment                  -          3,057,123
    Changes in operating assets and
      liabilities:
     Inventories                                  134,247            476,156
     Prepaid expenses and other
      receivable                                 (317,799)         1,209,738
     Accounts payable                             469,461         (2,319,497)
        Warranty liability                         18,080             (9,079)
     Other liabilities                           (345,896)           910,778
     Unearned revenues                            932,579            800,265
                                              ------------       ------------
  Net cash provided by  operating
    activities                                    347,941          6,167,557

Cash flows from investing activities:
     Additions to fixed assets                   (322,689)          (826,272)
     Convertible note receivable               (5,000,000)                 -
     Note receivables - related party             (33,000)        (1,360,000)
     Proceeds from vendor for repayment of
       loan                                       167,100                  -
     Purchase of corporate notes                        -         (4,767,023)
     Proceeds from redemption of corporate
       notes                                      500,000                  -
     Proceeds from corporate notes              4,497,395                  -
     Purchase of securities available for
       sale                                    (5,773,906)                 -
     Proceeds from available for sales
       securities                               3,775,009                  -
                                              ------------       ------------
  Net cash (used in) investing activities      (2,190,091)        (6,953,295)

Effect of exchange rate changes on cash           (73,772)                 -
                                              ------------       ------------
Net decrease in cash                           (1,915,922)          (785,738)
Cash, beginning of period                      29,434,509         38,181,837
                                              ------------       ------------
Cash, end of period                           $27,518,587        $37,396,099
                                              ============       ============

Supplemental disclosures of cash flow
 information:
  Income taxes paid in cash                   $    (2,400)       $         -

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

On October 25, 2008, EFT Investment Co. Ltd ("EFT Investment"), a subsidiary of the Company, acquired 48.81% of Excalibur International Marine Corporation's ("Excalibur") capital stock. Due to the substantial financial support EFT Investment has provided Excalibur to fund its operations and other factors, EFT Investment is deemed to have a controlling interest in Excalibur at January 15, 2010 as defined by Accounting Standards Codification ("ASC") Topic 810, Consolidation, which required the Company to consolidate the financial statements of Excalibur as its variable interest entity ("VIE"). Prior to that date, Excalibur was accounted for as an equity method investment. Since Excalibur has a year end of December 31, its September 30, 2010 financial information is consolidated with the Company's December 31, 2010 financial statements.

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

Note 2 - SUMMARY OF SIGNIstocktickerFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending dateMonth3Day31Year2011March 31, 2011.

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

Foreign Currency

The Company's reporting currency is the U.S. dollar. The Company's operations in Hong Kong, Taiwan and China use their local currencies as their functional currency. The financial statements of the subsidiaries are translated into U.S. Dollars (USD) in accordance with ASC Topic 830, Foreign Currency Translation. According to ASC 830, all assets and liabilities were translated at the nine months ended December 31, 2010 current exchange rate, stockholders equity items are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, Reporting Comprehensive Income as a Component of Stockholders' Equity. Foreign exchange transaction gains and losses are reflected in the statement of operations.

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

Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market. Inventory consists of nutritional, cosmetic, automotive maintenance, environmentally safe products and EFT-phone. The Company has two warehouses, one in City of Industry, CA and the other in Kowloon, Hong Kong. On a quarterly basis, the Company's management reviews inventory levels in each country for estimated obsolescence or unmarketable items, as compared to future demand requirements and the shelf life of the various products. Based on this review, the Company records inventory write-downs when costs exceed expected net realizable value. Historically, the Company's estimates of obsolete or unmarketable items have been insignificant.

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

For the nine months ended December 31, 2010 and 2009, depreciation expenses were $978,913, and $54,802, respectively.

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC Topic 360. ASC Topic 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. The Company has recorded an impairment loss of $5.364 million on the transportation equipment of Excalibur for the nine months ended December 31, 2010 since the net book value of the equipment has exceeded its market value.

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

Stocks issued to officers or employees

During the nine months ended December 31, 2010 and 2009, the Company did not issue any stock options or warrants to its officers or employees nor were there any outstanding warrants or options held by officers or employees as of December 31, 2010. Accordingly, pro forma disclosures are not required.

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

Revenue / Unearned Revenue

The Company's revenue recognition policy is in accordance with the requirements of Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, ("SAB 104"), ASC Topic 605, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) and other applicable revenue recognition guidance and interpretations. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Transportation income is generated from transporting passengers and cargo and is recognized when passengers and cargo are conveyed to the destination port. Payments received before all relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Cash consideration given by the

Company to its sales affiliates is considered to be a reduction of the selling prices of the Company's products, thus, is recorded as a reduction of revenue. Commissions paid to the Company's Affiliates are considered to be a reduction of the selling prices of its products, and are recorded as a reduction of revenue.

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

To participate in the reverse auction, one must initially purchase 300 bids at a price of $1.00 per bid. The purchase of the 300 bids automatically qualifies the purchaser as an Affiliate, and no purchase of the Company's products is required. All bids are non-refundable once purchased.

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

As of December 31, 2010, the Company's estimated warranty expense was as follows:

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

The following table shows the weighted-average number of potentially dilutive shares excluded (since they were anti-dilutive) from the diluted net income per share calculation for the three and nine months ended December 31, 2010 and 2009:

                                   Three Months Ended     Nine Months Ended
                                      December 31,           December 31,
                                    2010        2009       2010        2009
                                    ----        ----       ----        ----
Weighted average
  warrants outstanding            14,890,040  14,890,040 14,890,040  14,890,040
                                  ----------  ---------- ----------  ----------
Total                             14,890,040  14,890,040 14,890,040  14,890,040
                                  ==========  ========== ==========  ==========

                                 Three Months Ended        Nine Months Ended
                                    December 31,               December 31,
                                  2010        2009         2010         2009
                                  ----        ----         ----         ----
Historical Numerator:
  Net income (loss)
  attributable to EFT
  Biotech Holdings, Inc.     $(2,524,003) $   521,479   $(3,958,860)  $1,987,271
                             ------------ -----------   ------------  ----------

Denominator:
 Weighted-average shares
  used for basic net
  income per share            75,983,205   75,983,205    75,983,205   75,983,205
Basic net income (loss)
  per share                  $   (0 .03)  $      0.01    $   (0.05)   $     0.03
                             ===========  ===========    ==========   ==========

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

Recent accounting pronouncements

In December 2010, the FASB issued the amendment to ASC Topic 805, "Business Combinations", which provides clarification that if a public entity presents comparative financial statements, it should disclose revenue and earnings of the combined entity as though the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosure to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This topic will be effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not believe that the adoption of ASC 805 will have a material effect on its financial statements.

In December 2010, the FASB issued the amendment to ASC Topic 350 "Intangibles-Goodwill and Other" which modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The amendment requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This topic will be effective for periods beginning after December 15, 2010, early adoption is not permitted. The Company does not believe that the adoption of ASC 350 will have a material effect on its financial statements.

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

Level 2-- Other inputs that are directly or indirectly observable in the marketplace.

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

The Company does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis at March 31, 2010 and December 31, 2010.

Assets and liabilities measured at fair value are summarized below:

                                         December 31, 2010
                    ----------------------------------------------------------
                      Level 1
                       Quoted
                       Prices         Level 2
                     in Active      Significant       Level 3
                    Markets for        Other        Significant
                     Identical       Observable     Unobservable
                       Assets          Inputs          Inputs        Total
                    -------------   -------------   -------------  -----------
Securities
  available
  for sale          $  12,106,817   $           -   $           -  $12,106,817
                    -------------   -------------   -------------  -----------
Total assets
  measured at
  fair value        $  12,106,817   $           -   $           -  $12,106,817
                    =============   =============   =============  ===========


                                            March 31, 2010
                    ----------------------------------------------------------
                      Level 1
                       Quoted
                       Prices         Level 2
                     in Active      Significant       Level 3
                    Markets for        Other        Significant
                     Identical       Observable     Unobservable
                       Assets          Inputs          Inputs        Total
                    -------------   -------------   -------------  -----------
Securities
  available
  for sale          $   9,740,712   $           -   $           -  $ 9,740,712
                    -------------   -------------   -------------  -----------
Total assets
  measured at
  fair value        $   9,740,712   $           -   $           -  $ 9,740,712
                    =============   =============   =============  ===========

Note 4 - CONVERTIBLE NOTE RECEIVABLE

In July 2010 the Company lent $5,000,000 to CTX Virtual Technologies, Inc. The loan to CTX is unsecured, bears interest at 8% per year and has a term of one year from July 26, 2010 to July 26, 2011. At December 31, 2010, the Company has recorded $72,222 in accrued interest related to this loan. At any time during the 1-year term, the Company can at its option convert the loan into 8,474,576 units, with each unit consisting of one share of CTX's common stock and one warrant. Each warrant allows the Company to purchase one additional share of CTX's common stock at a price of $1.00 at any time on or before June 23, 2015.

At any time after January 26, 2011 and before July 26, 2011, CTX can, at its option, cause the loan to be converted into the same 8,474,576 units. On July 26, 2011, the loan, if it is not in default, will automatically be converted into 8,474,576 units.

Note 5 - LOAN TO RELATED PARTIES

The Board of Directors of the Company approved a non-interest bearing strategic advancement/unsecured demand loan in the amount of $1,567,000 on July 25, 2009 to Yeuh-Chi Liu, a vendor, as well as a director and a shareholder of Excalibur. The $1,567,000 loan is collateralized with 3.97% ownership of Excalibur and the Company provides full allowance of impairment in the amount of $1,567,000 against the demand loan. Since the Company does not expect that this loan will be repaid and the loan was written off as of December 31, 2010.

The Company approved an advancement in the amount of $33,000 on December 22, 2010 to the Company's officer, VP-marketing, as well as a director and a shareholder of the Company. The advancement was disbursed to the Company's third party vendor for the last delivery of EFT phones.

Note 6 - RESTRICTED CASH

On August 20, 2009, Taiwan Taipei district court froze Excalibur's cash of $193,992 as a result of a lawsuit filed by Marinteknik Shipbuilder(s) PTE LTD (a Singapore company) against Excalibur in the Taiwan Taichung District Court. The lawsuit claims Excalibur owes service fees and out-of-pocket expenses of $249,731 to Marinteknik Shipbulider (s) PTE Ltd.

Note 7 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
                                            December 31,      March 31,
                                                   2010           2010
                                          --------------    -----------

Construction in Progress                     $970,726       $   804,410
Transportation equipment                   12,133,122        17,065,379
Leasehold Improvements                        427,388           418,582
Automobiles                                   238,667           154,724
Computer Equipment                            159,830           144,696
Furniture and Fixtures                         83,430            68,461
Machinery and Equipment                        77,660            49,903
                                          --------------    -----------
                                           14,090,823        18,706,155
Less: Accumulated depreciation             (4,430,832)       (3,335,180)
                                          --------------    -----------
                                          $ 9,659,991       $15,370,975
                                          ==============    ===========

At December 31, 2010, expenditures of $970,726 had been incurred for construction of a new water filter plant for bottled water in Tian Quan, China. The Company will begin depreciating the water filter plant when it is placed in service.

Note 8 - INVESTMENT

On October 25, 2008, the Company through its wholly-owned subsidiary, EFT Investment, acquired a 48.81% equity interest in Excalibur for $19,193,000. The Company subsequently provided Excalibur capital to fund its operations. The equity method was used for this investment for the three and nine months ended December 31, 2009.

As a result of a change in Excalibur's management, the Company was deemed to have a controlling interest in Excalibur and Excalibur became a Variable Interest Entity ("VIE") of the Company on January 15, 2010. In accordance with ASC, Topic 810-10-15-14, the Company measured and recognized its interest in Excalibur on December 31, 2009, the closest fair value acquisition date.

Since Excalibur is considered the Company's VIE, at December 31, 2010, Excalibur's September 30, 2010 balance sheet was consolidated with the Company's December 31, 2010 balance sheet and all inter-company accounts and transactions were eliminated in consolidation.

The following table summarizes the income statement of Excalibur for the three and nine months ended December 31, 2009:

                                             Three  Months      Nine  Months
                                                  Ended             Ended
                                          December 31, 2009   December 31, 2009
                                          -----------------   -----------------
Exchange rate                                        33                 33
Revenue                                    $    179,394       $    245,396
Gross profit                               $   (744,371)      $ (4,379,419)
Loss from continuing operations            $ (4,134,023)      $   (951,785)
Net Loss                                   $ (4,134,023)      $   (951,785)
48.81% investment earnings                 $ (2,017,817)      $   (464,566)


The following table provides the summary of balance sheet information for Excalibur as of December 31, 2009 and March 31, 2009:


                                     Excalibur International Marine Corp

                                December 31, 2009        March 31, 2009
                             -----------------------  ----------------------
                                 NT$          USD          NT$           USD
                                 ---          ---          ---           ---

Total assets               1,248,321,460   37,827,923  1,289,432,107  39,073,700
Total liabilities            299,730,138    9,082,731    204,417,971   6,194,484
Net assets                   948,591,322   28,745,192  1,085,014,136  32,879,216
EFT 48.81% ownership         463,007,424   14,030,529    529,595,400  16,048,345
Ending balance of
  investment account                       14,072,191                 17,129,314
Difference/Premium                             41,662                (1,080,969)
*NTD: New Taiwan Dollar

The difference of $41,662 was mainly due to the exchange rate fluctuations between the periods.

The premium of $1,080,969 was primarily the excess the Company paid to purchase the 48.81% ownership in Excalibur as of March 31, 2009.

On August 8, 2010 Excalibur's ship, the OceanLaLa was damaged when sailing in the Taiwan Strait. As a result of the damage suffered, the OceanLaLa has been taken out of service indefinitely. Excalibur is in discussions with its insurance carrier concerning the amount of damage, if any, which may be covered by insurance.

As a result of the damage, management estimated that the net book value of the equipment has exceeded its market value and hence, an impairment loss of $5.364 million has been provided during the nine months ended December 31, 2010.

Note 9 - HELD-TO-MATURITY SECURITIES

The  following  table  summarizes   realized  gains  related  to  the  Company's
investments in corporate notes designated as held to maturity as of December 31, 2010:

Corporate notes:                     Net Carrying      Sales         Gross
                                         Value       Proceeds    realized gain
                                     ==========================================
Long-term held-to-maturity
  securities:
Due after one year through five
  years                               $1,478,480    $ 1,573,015    $   94,535
                                     ------------------------------------------

Due after five years through ten       1,068,875      1,151,275        82,400
  years
Due after ten years                    1,706,185      1,773,105        66,920
                                     ------------------------------------------
Total                                 $4,253,540    $ 4,497,395    $  243,855
                                     ==========================================

The Company realized a gain of approximately $243,855 on the sale of all of our investments in corporate notes during the nine months ended December 31, 2010. These notes were sold in order to preserve the Company's principal since most of the notes were downgraded by investment rating agencies. The Company did not purchase in any corporate notes during the nine months ended December 31, 2010.

The following table summarizes unrealized gains and losses related to the Company's investments in corporate notes designated as held to maturity as of March 31, 2010:

Corporate notes:                                  Gross      Gross
                                     Amortized  Unrealized Unrealized   Fair
                                        Cost      Gains      Losses     Value
                                    -------------------------------------------
Short-term held-to-maturity
  securities:
Due in one year or less              $  507,885   $  4,505  $     -   $ 512,390
                                    -------------------------------------------
Total                                $  507,885   $  4,505  $     -   $ 512,390

                                    ===========================================

Long-term held-to-maturity
  securities:
Due after one year through five
  years                              $ 1,482,874  $ 27,491  $     -   $1,510,365
Due after five years through ten
  years                                1,065,519         -  (15,924)   1,049,595
Due after ten years                    1,706,887    13,771        -    1,720,658
                                     -------------------------------------------
Total                                $ 4,255,280  $ 41,262  $(15,924) $4,280,618
                                     ===========================================


Note 10 - OTHER LIABILITIES

Other liabilities consist of the following:
                                                   December 31,    March 31,
                                                      2010           2010
                                                   ------------   ----------
Commission payable                                  $5,610,585    $6,380,408
Payroll liabilities                                    700,415       645,900
Warranty liabilities                                    50,329        43,346
Accrued expenses                                       162,360             -
Income taxes payable                                   143,539             -
Others                                                 109,096        31,452
                                                   ------------   ----------
                                                    $6,776,324    $7,101,106
                                                   ============   ==========

Note 11 - CONTINGENT LIABILITIES

The Company's subsidiary, Excalibur, purchased the vessel "OceanLaLa" from a BVI company "Ezone Capital Co. Ltd." in 2008. The purchase price was NTD 708,000,000 ($21,961,660). The vessel has been delivered to Excalibur and registered as owned by Excalibur at the end of 2008. The last payment of NTD 92,600,000 ($2,969,075) is still under dispute as Excalibur believes that certain special equipment relating to the OceanLaLa, including special tooling, was not delivered at the time of sale and that Ezone's director was not acting in good faith and involved in self dealing.

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

Note 12 - STOCKHOLDERS' EQUITY

Common stock

As of December 31, 2010 the Company had 4,975,000,000 shares of common stock authorized and 75,983,205 shares issued and outstanding.

The Company did not issue any shares of common stock during the nine months ended December 31, 2010.

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

The Company generated substantially all of its net income from its BVI operations for the nine months ended December 31, 2010 and 2009. According to BVI tax law this income is not subject to any taxes. The Company's HK SAR subsidiaries had no taxable income in the respective periods. The deferred tax assets for the Company's US operations and HK SAR subsidiaries were immaterial as at December 31, 2010 and 2009.

The Company's Taiwan VIE, Excalibur, is subject to a 17% standard enterprise income tax based on its taxable net profit. Excalibur has incurred net accumulated operating losses for income tax purposes and believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, it has provided full valuation allowance for the deferred tax assets arising from the losses as of December 31, 2010 and 2009.

Income tax expenses consisted of the following:

                                                    Nine Months Ended December
                                                                31,
                                                   -----------------------------
                                                       2010            2009
                                                   --------------  -------------
Current:
  Domestic                                            $   2,400      $      -
  Foreign                                                     -             -
  Provision for prior years                             143,539             -
Deferred                                                      -             -
                                                   --------------  -------------
Income tax expenses                                   $ 145,939      $      -
                                                   ==============  =============

A reconciliation of income taxes, with the amount computed by applying the statutory federal income tax rate (37% for the nine months ended December 31, 2010 and 2009) to income before income taxes for the nine months ended December 31, 2010 and 2009, is as follows:

                                                 Nine months Ended December 31,
                                                 ------------------------------
                                                       2010             2009
                                                 ------------------------------
Income tax at U.S. statutory rate                $ (1,464,779)     $   742,283
State tax                                             145,939                -
Indefinitely invested earnings of foreign
   subsidiaries                                     1,435,363         (749,275)
Nondeductible expenses                                 29,416            6,992
                                                 ------------------------------
                                                      145,939                -
                                                 ==============================

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

For the nine months ended December 31, 2010 and 2009, the Company did not have any unrecognized tax benefits and related interest and penalties expenses. Currently, the Company is not subject to examination by major tax jurisdictions.

Note 14 - WARRANTY LIABILITY

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its limited warranty. Changes in warranty liability for standard warranties which are included in current liabilities on the Company's Consolidated Balance Sheets are presented in the following tables:

                                          December 31, 2010    March 31, 2010
                                          -----------------    --------------
Warranty  liability  as at beginning
 of period, Current                         $   43,346           $   51,684
  Service obligations honored                                             -
  Cost accrued/(Reversal) of costs              18,080               (8,338)
    Service obligations honored                (11,097)                   -
                                          -----------------    --------------
Warranty liability as at end of
 period, Current                            $   50,329           $   43,346
                                          =================    ==============

Note 15 - RELATED PARTY TRANSACTIONS
                                        December 31, 2010    March 31, 2010
                                        ------------------  -----------------
 Amount due to related parties:            $  44,872            $ 43,427

Names and relationship of related parties:

Names               Relationship with Company
-----               -------------------------
Steve Hsiao         Shareholder of Excalibur

We use the "EFT"  name,  a  trademark  owned and  licensed  to us by EFT  Assets
Limited. We are required to pay an annual royalty to EFT assets equal to a percentage of our gross sales for the previous fiscal year. The percentage is 5% for the first $30 million in gross sales, 4% for the $10 million in gross sales in excess of $30 million, 3% for the $10 million in gross sales in excess of $40 million; 2% for the $10 million in gross sales in excess of $50 million; and 1% for the $10 million in gross sales in excess of $60 million. EFT Assets Limited is owned by a number of persons, including Wendy Qin. Ms. Qin is the Chief Executive Officer of one of our subsidiaries and is the sister of Jack Jie Qin, our President. During the nine months ended December 31, 2010 and 2009 we paid EFT Asset Limited $1,522,251 and $1,800,000 in royalties.

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

Operating Lease

The Company rents office space for its satellite training center in Hong Kong. The lease provides for free rent in the first two years and monthly lease payments approximating $50,000 starting the beginning of the third year and expires on June 30, 2012. Expensing the 5-year total rent evenly over the life of the lease, the future minimum lease payments under the operating lease are as follows:

Year Ending March 31,
---------------------

      2011                    $   90,000
      2012                       360,000
      2013                        90,000

The Company rents storage space for its satellite training center in Hong Kong. The lease provides for monthly lease payments approximating $900 USD starting on January 4, 2011 and expiring on January 3, 2013. Future minimum lease payments under the month to month operating leases as of December 31, 2010 approximate the following:

Year Ending March 31,
---------------------
      2011                      $ 2,700
      2012                       10,800
      2013                        8,100

The Company rents office space for its division at Thailand Center. The lease provides for monthly lease payments approximating $800 USD starting on April 1, 2010 and expiring on March 29, 2011. Future minimum lease payments under the operating leases as of December 31, 2010 approximate the following:

Year Ending March 31,
---------------------
      2011                      $ 2,386

Rent expenses for the nine months ended December 31, 2010 and 2009 were approximately $549,808 and $397,722 respectively.

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

Excalibur purchased the OceanLaLa from Ezone Capital Co. Ltd., prior to its acquisition by the Company. The last payment of NTD 92,600,000 ($2,969,075) was withheld by Excalibur since Excalibur believed that special tooling was not delivered at the time of sale and that Ezone's director was not acting in good faith and was involved in self dealing.

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

Jiao Ren-Ho (former chairman of Excalibur) filed a lawsuit against Excalibur in the Taiwan Shihlin District Court claiming Excalibur's special meeting of shareholders held on January 12, 2010, and the actions taken at the meeting, including the removal of Mr. Jiao as an officer and the chairman of Excalibur, were unlawful. Monetary damages were not claimed in the suit. On October 12, 2010, the Shihlin District Court rendered its judgment in favor of Excalibur, ruling that Excalibur's special meeting of shareholders held on January 12, 2010 and the actions taken at the meeting, including the removal of Mr. Jiao as an officer and the chairman of Excalibur were lawful. Subsequently, Mr. Jiao has filed an application to the Court of Appeal in Shihlin District Court to review the lower court's decision.

On August 2, 2010 the Company commenced a legal proceeding against Marinteknik Shipbuilders Pte Ltd., and three other persons in the High Court of the Republic of Singapore alleging fraud, misrepresentation, and deceit on the part of the defendants with respect to Excalibur's purchase of the OceanLaLa. The Company claims that the wrongful actions of the defendants resulted in damages of $19,000,000 to the Company.

August 18, 2010 Excalibur received a statement of claim (equivalent to a complaint in US) from Ezone Capital Co., Ltd., demanding approximately 2,000,000 Euros for the unpaid balance of the purchase price of the OceanLala. Excalibur has denied the claims of Ezone on the basis that the OceanLaLa was defective, unseaworthy, and not fit for its intended purpose. Excalibur has also filed a counterclaim against Ezone seeking a full refund of all amounts paid for the OceanLaLa, as well as reimbursement for amounts spent on maintenance and repairs.

Note 18 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements which are included as part of this report have been issued and has determined that no subsequent events have occurred which need to be disclosed.

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

     We sell 26 different nutritional products, some of which are oral sprays; 21 different personal care products; an environmentally protective automotive product, an environmentally friendly house cleaner and a flip top portable drinking container which contains a filter to remove impurities from the water. Our products are biodegradable and are not regulated by foreign, federal, state or local environmental laws.

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

     We only sell our products to Affiliates through our website. As of January 16, 2011, we had approximately 1,129,995 registered affiliates, most of which were located in China and Hong Kong. As of December 31, 2010, we did not have any sales activities in the United States. None of our Affiliates account for a significant portion of our business. We pay our Affiliates a commission on the products they order from us. The commission is approximately 70% of the total dollar amount of the order. Commissions are considered a reduction of the sales price of our products and are reflected in our financial statements as a reduction in revenue.

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

     On August 8, 2010 the OceanLaLa was damaged when sailing in the Taiwan Strait. As a result of the damage suffered, the OceanLaLa has been taken out of service temporarily. Excalibur is in discussions with its insurance carrier concerning the amount of damage, if any, which may be covered by its insurance policy.

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

Results of Operations

     Material changes in our Statement of Operations for the three months ended December 31, 2010 compared to the three months ended December, 2009 are discussed below:

                              Increase
                              (I) or
                              Decrease
 Item                           (D)      Reason
 ----                         --------   ------

Shipping charges                  D      Decrease in sales.

Shipping cost                     I      The  logistic  company  we use to ship
                                         our products  increased  their freight
                                         charges   significantly   due  to  the
                                         decline  in the value of the US dollar
                                         vs. the RMB.

Operating costs - Excalibur       I      Excalibur's operating costs for the
                                         three months ended December 31, 2009
                                         were accounted for under the equity
                                         method as opposed to being consolidated
                                         in the current results period.

Gross  Profit as a % of total     D      Gross profit,  as a % of total revenue
revenue                                  was 35%,  during the current period as
                                         compared to 68% during the prior
                                         period. The main reasons for the
                                         decrease in gross profit were decrease
                                         in sales, while having a significant
                                         increase in shipping cost and the
                                         consolidation of the operating costs of
                                         Excalibur during the current period
                                         with minimal corresponding
                                         transportation income.

Selling, general and              I      Increase  in  (a)  higher   legal  and
administrative expenses                  computer  consulting  fees; (b) higher
                                         payroll expenses related to the
                                         expansion of several of our sales
                                         offices; and (c) the inclusion of the
                                         general and administrative expenses of
                                         Excalibur, which were consolidated with
                                         our expenses during the current period.

Impairment loss of equipment      I      The net book value
                                         of the transportation equipment further
                                         exceeded its market value during the
                                         three months ended December 31, 2010.

Impairment loss of loan           I      We  determined  during the period that
receivable                               the third  party,  to whom we made the
                                         loan,  would be  unable  to repay  the
                                         loan.

Interest income                   D      Held-to-maturities   securities   were
                                         sold in November.

Gain  on disposal of              I      We sold  all our  corporate  notes  in
held-to-maturities securities            November   as  the   issuers  of  some
                                         securities   experienced   significant
                                         deteriorations         in        their
                                         creditworthiness.

Loss  on  equity   method  of     D      The  equity  method  was  used for our
Excalibur                                investment  in Excalibur for the three
                                         months ended December 31, 2009. Our
                                         48.81% share of loss from this equity
                                         method investment was $464,566 for the
                                         three months ended December 31, 2009.
                                         For the three months ended December 31,
                                         2010, 100% of Excalibur's loss of
                                         approximately $1,709,290 was
                                         consolidated with our financial
                                         statements, with the corresponding
                                         share of the noncontrolling
                                         shareholders reported under
                                         "noncontrolling interest".

Income tax expenses                I     Provision for tax liabilities due to
                                         subpart F income received in prior
                                         year.

Material changes in our Statement of Operations for the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009 are discussed below:


Increase
                              (I) or
                              Decrease
 Item                           (D)      Reason
 ----                         --------   ------
Sales revenue, net                D      Sales   are   recorded   net   of  the
                                         commissions  paid  to  Affiliates  who
                                         are   responsible   for   the   sales.
                                         Shortage of some popular  products and
                                         changes in the  packaging  for several
                                         of our  products  resulted in delay of
                                         shipment while  commissions  for these
                                         sales were nevertheless paid.

Shipping charges                  D      Decrease in sales.

Shipping cost                     I      The  logistic  company  we use to ship
                                         our products  increased  their freight
                                         charges   significantly   due  to  the
                                         decline  in the value of the US dollar
                                         vs. the RMB.

Operating costs - Excalibur       I      Excalibur's operating costs for the
                                         nine months ended December 31, 2009
                                         were accounted for under the equity
                                         method as opposed to being consolidated
                                         in the current period.

Gross  Profit as a % of total     D      Gross profit,  as a % of total revenue
revenue                                  was  48% as of  December  31,  2010 as
                                         compared to 72% as of December 31,
                                         2009. The main reasons for the decrease
                                         in gross profit were a decrease in
                                         sales, while having significant
                                         increase in shipping costs and the
                                         consolidation of the operating costs of
                                         Excalibur during the current period
                                         with minimal corresponding
                                         transportation income.

Selling, general and              I      Increase  in  (a)  professional   fees
administrative expenses                  related  to  higher   audit  fee,  SOX
                                         compliance and fees associated with the
                                         addition of a general manager for Tian
                                         Quan water plant; (b) higher rental
                                         expenses associated with the new
                                         corporate office in the US; (c) higher
                                         payroll expenses related to the
                                         expansion of several of our sales
                                         offices; and (d) the inclusion of the
                                         general and administrative expenses of
                                         Excalibur with our expenses during the
                                         current period.

Depreciation                      I      Excalibur's  depreciation expenses for
                                         the nine  months  ended  December  31,
                                         2009  were  accounted  for  under  the
                                         equity  method  as  opposed  to  being
                                         consolidated in the current period.

Impairment                               loss of equipment I The net book value
                                         of the transportation equipment
                                         exceeded its market value after damage.

Impairment loss of loan           I      We  determined  during the period that
receivable                               the third  party,  to whom we made the
                                         loan,  would  not be able to repay the
                                         loan.

Gain  on disposal of              I      Held-to-maturities   securities   were
held-to-maturities securities            sold in November.

Loss on equity  method of         D      The  equity  method  was  used for our
Excalibur                                investment  in Excalibur  for the nine
                                         months ended December 31, 2009. Our
                                         48.81% share of loss from this equity
                                         method investment was $1,976,154 for
                                         the nine months ended December 31,
                                         2009. For the nine months ended
                                         December 31, 2010, 100% of Excalibur's
                                         loss of approximately $8,072,002 was
                                         consolidated with our financial
                                         statements, with the corresponding
                                         share of the noncontrolling
                                         shareholders reported under
                                         "noncontrolling interest".

Income tax expenses                I     Provision for tax liabilities due to
                                         subpart F income received in prior
                                         year.

Capital Resources and Liquidity

The following table shows our sources and (uses) of our cash for the nine months ended December 31, 2010.

                                           Nine Months Ended December 31,
                                     ------------------------------------------
                                             2010                   2009
                                     ----------------------  ------------------
Net cash provided by operating
  activities                            $     347,941          $   6,167,557
Net cash (used in) investing
  activities                               (2,190,091)            (6,953,295)
Effect of exchange rate changes on
  cash                                        (73,772)                     -
                                     ----------------------  ------------------
Net decrease in cash                    $  (1,915,922)         $    (785,738)
                                     ======================  ==================

We believe our existing cash and cash equivalents will be sufficient to maintain our operations at the present level for at least the next twelve months.

For the nine months  ended  December 31,  2010,  net cash  provided by operating activities was $347,941. This was primarily due to net loss of $8,102,266, adjusted by non-cash related expenses that included depreciation and amortization of $978,913, realized gain on available for sale securities of $116,239, realized gain on held-to-maturity securities of $243,855, impairment loss of $1,567,000 on loan receivable, impairment loss of $5,364,091 on equipment, and a net increase in working capital items of $890,672.

For the nine months ended December 31, 2009, net cash provided by operating activities was $6,167,557. This was primarily due to net income for the period of $1,987,271, adjusted by a non-cash related expenses which included a loss of $3,057,123 accounting for our interest in Excalibur under the equity method.

Material changes in our balance sheet items between December 31, 2010 and March 31, 2010 are discussed below:

--------------------------------------------------------------------------------
Increase
                              (I) or
                              Decrease
 Item                           (D)      Reason
 ----                         --------   ------
Cash and Cash Equivalents         D      We  used  some of our  excess  cash to
                                         invest   in   marketable    securities
                                         during the nine months ended  December
                                         31,  2010.  During the  quarter  ended
                                         September    30,    2010,    we   also
                                         reclassified  $8,949,324 as securities
                                         available  for sale that were reported
                                         as cash and cash  equivalent  on March
                                         31, 2010.

Securities Available for sale     I      We used some of our excess cash to
                                         invest in marketable securities during
                                         the nine months ended December 31,
                                         2010.

Convertible Note Receivable       I      We used $5 million of our excess  cash
                                         to   invest   in   convertible    note
                                         receivables    bearing   8%   interest
                                         during the nine months ended  December
                                         31,   2010.   See   Note   4  to   the
                                         financial  statements included as part
                                         of this report.

Property and Equipment            D      On August 8, 2010 the  OceanLaLa,  the
                                         ship      owned      by      Excalibur
                                         International,    was   damaged   when
                                         sailing  in the  Taiwan  Strait.  As a
                                         result  of the  damage,  we  estimated
                                         that  the net  book  value of the ship
                                         exceeded  its  market  value  and as a
                                         result,  an  impairment  loss  of $5.4
                                         million  has  been   provided  in  the
                                         current period of this report.

Held-to-maturity securities       D      We sold all our corporate notes in
                                         November as the issuers of some
                                         securities experienced significant
                                         deteriorations in their
                                         creditworthiness.

See note 5 to the financial statements included as part of this report information concerning a loan we made to an unrelated third party. Future

Contractual Obligations

                     Total    2011      2012      2013     2014      Thereafter
                     -----    ----      ----      ----     ----      ----------

Lease payments     $822,688 $122,356  $484,248  $216,084     -           -

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

Critical Accounting Policies and Estimates

During the nine months ended December 31, 2010 we did not change any of our critical accounting policies or estimates.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

For our nine months ended December 31, 2010 all of our sales were made outside of the United States. Most of our sales are denominated in the United States dollar. In addition, from time to time we make intercompany loans with our foreign subsidiaries that are denominated in the United States dollar.

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


Item 4.      Controls and Procedures.

(a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed in the reports that we file or submit under the 1934 Act, is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2010, our Principal Executive and Financial Officer carried out an evaluation on the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended December 31, 2010 that is reasonably likely to materially affect our internal control over financial reporting.

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

   32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jack Jie Qin.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      EFT BIOTECH HOLDINGS, INC.

Date:  February 9, 2011
                                      By: /s/ Jack Jie Qin
                                          -----------------------------------
                                          Jack Jie Qin, Principal Executive and
                                          Financial Officer