Form 10-Q/A
period 2010-12-31
EFT BIOTECH HOLDINGS INC
filed 2011-02-10
CIK 1450973

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
(Mark One)

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

                           EFT BIOTECH HOLDINGS, INC.
                Consolidated Statements of Operations (Unaudited)



                                         Three Months Ended             Nine Months Ended
                                     December 31,    December 31,   December 31,   December 31,
                                         2010            2009           2010           2009
                                     ----------------------------   ---------------------------

Sales revenues, net                  $  3,305,807    $  3,362,196   $ 10,857,113    $ 12,476,956
Shipping charge                           854,770         965,520      2,606,500       3,015,090
Transportation income - Excalibur          81,329               -        139,113               -
                                     -------------   -------------  -------------   -------------
                                        4,241,906       4,327,716     13,602,726       15,492,046
Cost of goods sold                      1,696,916       1,048,913      4,098,657       3,374,844
Shipping cost                             531,885         334,879      1,516,778         923,247
Operating costs - Excalibur               522,930               -      1,433,502               -
                                     -------------   -------------  -------------   -------------
                                        2,751,731       1,383,792      7,048,937       4,298,091
Gross profit                            1,490,175       2,943,924      6,553,789      11,193,955
Operating expenses:
Selling, general and administrative
  expenses                              2,566,350       2,377,059      7,802,794       6,903,728
Depreciation                               (2,905)         21,605        978,913          54,802
Impairment loss of loan receivable      1,567,000               -      1,567,000               -
Impairment loss of transportation
  equipment                             1,164,091               -      5,364,091               -
                                     -------------   -------------  -------------   -------------
  Total operating expenses              5,294,536       2,398,664     15,712,798       6,958,530

Net operating income (loss)            (3,804,361)        545,260     (9,159,009)      4,235,425

Other income (expense)
  Interest income                         254,770         426,577        764,984         725,971
  Gain on disposal of
    held-to-maturities securities         243,855               -        243,855               -
  Gain on disposal of
    available-for-sale securities          22,590               -        116,239               -
  Dividend Income                           9,586               -         21,355               -
  Investment loss - 48.81% Excalibur            -               -              -      (1,080,969)
  Loss from equity method investment            -        (464,566)             -      (1,976,154)
  Foreign exchange gain (loss)             (6,248)            751         (1,924)         (3,402)
  Other income                             23,087          13,457         58,173          86,400
                                     -------------   -------------  -------------   -------------
Total other income (expense)              547,640         (23,781)     1,202,682      (2,248,154)
                                     -------------   -------------  -------------   -------------
Net income (loss) before income
  taxes and non-controlling interest   (3,256,721)        521,479     (7,956,327)      1,987,271
Income taxes                             (143,539)              -       (145,939)              -
                                     -------------   -------------  -------------   -------------
Net Income (loss)                      (3,400,260)        521,479     (8,102,266)      1,987,271
Noncontrolling interest                   876,257               -      4,143,406               -
                                     -------------   -------------  -------------   -------------
Net income (loss) attributable to
  EFT Biotech Holdings                 (2,524,003)   $    521,479     (3,958,860)   $  1,987,271
                                     =============   =============  =============   =============
Net income per common share
 Basic and diluted                          (0.03)   $       0.01          (0.05)   $       0.03
                                     =============   =============  =============   =============
Weighted average common shares
  outstanding
 Basic and diluted                     75,983,205      75,983,205     75,983,205      75,983,205
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

The following table summarizes the income statement of Excalibur for the three and nine months ended December 31, 2009:

                                             Three  Months      Nine  Months
                                                  Ended             Ended
                                          December 31, 2009   December 31, 2009
                                          -----------------   -----------------
Exchange rate                                        33                 33
Revenue                                    $    179,394       $    245,396
Gross profit                               $   (744,371)      $ (4,379,419)
Loss from continuing operations            $   (951,785)      $ (4,134,023)
Net Loss                                   $   (951,785)      $ (4,134,023)
48.81% investment earnings                 $   (464,566)      $ (2,017,817)


The following table provides the summary of balance sheet information for Excalibur as of December 31, 2009 and March 31, 2009:


                                     Excalibur International Marine Corp

                                December 31, 2009        March 31, 2009
                             -----------------------  ----------------------
                                 NT$          USD          NT$           USD
                                 ---          ---          ---           ---

Total assets               1,248,321,460   37,827,923  1,289,432,107  39,073,700
Total liabilities            299,730,138    9,082,731    204,417,971   6,194,484
Net assets                   948,591,322   28,745,192  1,085,014,136  32,879,216
EFT 48.81% ownership         463,007,424   14,030,529    529,595,400  16,048,345
Ending balance of
  investment account                       14,072,191                 17,129,314
Difference/Premium                             41,662                (1,080,969)
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