Form 10-K
period 2011-03-31
EFT Holdings, Inc.
filed 2011-08-24
CIK 1450973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:     March 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

EFT HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Commission File No. 0-53730

Nevada	20-1211204
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

17800 Castleton St., Suite 300 City of Industry, CA	91748
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number: (626) 581-3335

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $58,841,372 as of September 30, 2010.

As of June 29, 2011, the registrant had 75,983,201 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:
None

PART I

FORWARD-LOOKING STATEMENTS

Certain statements made in this annual report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding our plans and objectives for future operations. Forward-looking statements are based on current expectations and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Although we believe our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this report will prove to be accurate.  In light of the significant uncertainties inherent in forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

ITEM 1. BUSINESS

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

In November 2007 we issued 53,300,000 shares of our common stock in exchange for all of the issued and outstanding shares of EFT BioTech, Inc.  EFT BioTech, at the time of this transaction, was selling the products similar to what we currently sell.

In November 2007, our shareholders approved a resolution changing our name to EFT BioTech Holdings, Inc. and approved a 20,000-for-one reverse stock split.  We further changed our name to EFT Holdings, Inc. through the merger with a company named QCSC, Inc. This name change became effective on the OTC Bulletin Board on May 27, 2011.

We operate through our subsidiaries and, unless otherwise noted, any reference to our operations includes the operations of our subsidiaries.

Since acquiring EFT BioTech in November 2007 we have been an e-Business company designed around the “Business-to-Customer” concept, which means that our products are sold directly to customers through our web site.  Our “Business-to-Customer” model differs from the traditional “Business to Business” model where products are sold to distributors who then sell the products to ultimate customers.

In addition, we have begun to diversify our offerings of products and services in the recent past as described below.

Products

We sell 27 different nutritional products, some of which are oral sprays; 21 different personal care products; an environmentally protective automotive product, an environmentally friendly house cleaner and a flip top portable drinking container which contains a filter to remove impurities from the water.  Our products are biodegradable and are not regulated by federal, state or local environmental laws or environmental laws of our key target markets.

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

Our nutritional products are all natural, made from pure ingredients, and are designed to address specific goals of the user such as strengthening the immune system, assisting in weight loss, helping to overcome a sore throat and fighting off colds. Each product has been formulated to address specific need, symptom and condition. We make no claims as to the products curing any medical condition, or preventing any medical ailment. We currently offer the following 27 nutritional products:

1.	Super Hydro-Oxy: An oral liquid designed to revitalize and detoxify the human body.

2.	Super Silica: An oral liquid designed to support bones, arteries, connective tissue, healthy hair, skin and nails.

3.	Colloidal Silver: An oral liquid designed to combat bacterial, fungal and viral infections.

4.	Rooibos Tea: A popular South African tea believed to promote anti-aging and immune system health.

5.	Zeolite Plus: An oral liquid designed to detoxify the body, support immune system strength and normalize pH in the body.

6.	2006 Celprotect I: Ingestible tablets designed to eliminate toxins and viruses (e.g., cold sores) and promote energy.

7.	2007 Celprotect II: An oral liquid designed to stimulate cellular metabolism, neutralize toxins, assist in avoiding food poisoning, balance cell life and boost energy.

8.	2006 – 2007 Celprotect I: A kit containing 2006 Celprotect I and 2006 - 2007 Celprotect II.

9.
Vinegar Tablet:   A pill containing Pectin and Acetic Acid which relieves acid reflux and helps decrease the risk of heart diseases.  Vinegar is high in Potassium and Potassium foods are known to play a role in lowering high blood pressure.

10.	Essential 90+: An oral spray designed to promote overall health.

11.	Super Re-Vitalizer: An oral spray designed to promote overall health.

12.	MSM (Methylsulfonymethane): An oral spray designed to rebuild connective tissue and joints.

13.	Re-Live Again: An oral spray designed to increase the release of Human Growth Hormone within the body to increase energy and endurance.

14.	Slim’n Easy: An oral spray designed to promote and sustain weight loss.

15.	Perform Plus: An oral spray designed to promote endurance, performance and increased libido.

16.	Cordyceps Sinensis: An oral spray that supports the body’s vital antioxidant enzymes that have anti-aging effects.

17.	Colostrum: An oral spray designed to promote anti-aging, weight loss and immune system support.

18.	Spray-EEZE: An oral spray designed to alleviate colds and sore throats.

19.	Memory Plus: An oral spray designed to overcome the natural processes associated with aging and enhance healthy cognitive ability.

20.	Vision Plus: An oral spray designed to nourish the eyes.

21.	Slumber Plus: An oral spray designed to aid sleep.

22.	Super Cal: An oral spray designed to promote bone health.

23.	Deer Antler Velvet Plus: An oral spray designed to promote white blood cell count and to help the body handle stress and promote recovery from the effects of injury and fatigue.

24.	GlucoBalance: An oral spray designed to maintain proper levels of blood sugar for good health.

25.	Liver Support: An oral spray designed to cleanse the liver and rebuild damaged tissue.

26.	CardioSupport: An oral spray designed to promote heart health.

27.	ReishiPlus: An oral spray designed to help lower blood pressure and decrease elevated cholesterol and triglyceride levels and support the immune system.

Personal Care Products:

We currently offer the following 21 different personal care products:

1.	Fountain of Youth: A daily skin care regimen including a synergistic blend of 10 oriental herbs for the purpose of skin brightening, cleaning, and anti-wrinkle effects.

2.	Rooibos Tea Cream: A skin cream containing Alpha-Hydroxy acids, antioxidant, Vitamin B, Vitamin C and Vitamin E, Zinc, Potassium, Calcium, Copper and DHEA.

3.	Gold Cream: A topical cream containing colloidal gold for the purpose of relieving pain associated with arthritis, stiff and swollen joints, sprains, strains, muscle spasms, bursitis and tendonitis.

4.	Bust Cream: An herbal cream containing natural ingredients for the purpose of stimulating the development of the breast tissue and tightening and firming of the breast.

5.	Progesterone Cream: A non-pharmaceutical cream containing natural ingredients for menopausal and postmenopausal women.

6.	Face Lifting Masque: A 20 minute masque for the purpose of reducing the visible signs of aging while lifting, tightening, and refining the pores of the skin.

7.	Daily Eye Treatment: A soothing and hydrating eye cream for the purpose of reducing puffiness, fine lines and the effects of stress and fatigue.

8.	Pressed Mineral Powder: A multi-functional face power containing zinc, Vitamins A and E and green tea extract.

9.	Nia Face and Body Powder: A jar containing face and body powder and a powder puff.

10.	Nia Lip Magic: A lip gloss. Colors include Celebration Red with Pink shimmer and Plum Raisin with Peach shimmer.

11.	Nia Eye Color: A palette of four color-coordinated eye shadows: Pearl grey, Soft pink, Cranberry and Charcoal.

12.	Nia Concealer: A light colored concealer for the purpose of providing coverage for any skin imperfection as in darkness around the eyes, blemishes and to even out skin tones.

13.	Nia 3 Plus 1 Lash & Line: Mascara and eyeliner package containing two items in each tube: dark brown mascara and navy blue mascara in one tube and black mascara and black eyeliner in the other tube.

14.	Instant Whitening Cream: A cream for the purpose of brightening overall complexion, lightening age spots, liver spots and sun damaged skin.

15.	Designed lip color: A long lasting moisturizing lipstick.

16.	Sunscreen UV: Enhanced SPF 50 power that provides protection against harmful UVA and UVB rays.

17.	Facial Hair Removal: An organic facial hair removal that also moisturizes with an organic Aloe Vera base.

18.	Body Hair Removal: Organic Aloe Vera formula with Sunflower Seed Oil removes unwanted body hair quickly and pain free.

19.
The Collection: A makeup kit containing Face Primer, Silk Whipped Foundation, Wet/Dry Powder, Eye Shadow, Black Eye Pencil, Pressed Shimmer Powder, Shimmer Blush, Long Lasting Lipstick, Lip Gloss Palate, Cream Lipstick, and Coordinating Lip Pencils.

20.	Perfume set: A floral fragrance perfume.

21.	Travel Kits: An Anti-Aging Skin Care Travel Kit containing products designed for balancing skin tone, increasing hydration, diminishing lines and wrinkles and restoring resiliency.

Automotive Additive Product:

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

In addition, we are currently constructing a water filter plant for bottled water in Baiquan, China, which is expected to be completed by the end of this year.

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

Sales

We only sell our products through our website and only to “Affiliates.” Except as described under “Reverse Auction Program” below, to become an Affiliate, a customer must be recommended by another Affiliate, make a minimum purchase of $300, and pay $30 for shipping and handling fees.  Effective April 1, 2011, the minimum purchase has been increased to $600, and $60 for shipping and handling fees. After that point, the new Affiliate is not required to make any additional purchases, pay membership fees, buy products, resell products, recruit others, or attend meetings.  Free educational classes are offered to our Affiliates so they can learn more about our products and how to use them.

As of June 23, 2011, we had 1,236,109 registered Affiliates, most of which were located in China and Hong Kong.  As of March 31, 2011, we did not have any sales activities in the United States.  None of our Affiliates account for a significant portion of our business.

We pay our Affiliates a commission on the products they order from us.  The commission is approximately 60% of the total dollar amount of the order.  Commissions are considered a reduction of the sales price of our products and are reflected in our financial statements as a reduction in revenue. The commissions earned by each Affiliate are held in book entry form.  The Affiliate can use the commissions in his or her account to pay for new orders or can transfer the commissions to a bank account where they can be withdrawn, in local currency, at automated teller machines (ATMs) in the country where the Affiliate resides.   With this process, we reduce operating expense and eliminate cumbersome accounting chores such as issuing checks and reconciling bank statements.

Full payment is required in U.S. Dollars prior to shipment of any products.  In most cases, once payment is received, products ordered are shipped directly by our third party manufacturers to our distribution centers in Hong Kong, Thailand and Vietnam.    Once received at the distribution centers, the products are shipped to the Affiliate placing the order.  We are in the process of establishing operations in Europe, Korea and South America from which products may be shipped if we determine there is sufficient demand.

Competition

The nutritional supplement and cosmetic e-business markets have and continue to become increasingly competitive and are rapidly evolving.  In addition, the internet online commerce market is rapidly evolving and intensely competitive. Barriers to entry are minimal. Current and new competitors can launch new websites at a relatively low cost.   Continued advancement in technology and increasing access to that technology is paving the way for growth in the internet consumer industry.  We also face competition for consumers from retailers, duty-free retailers, specialty stores, department stores and specialty and general merchandise catalogs, many of which have greater financial and marketing resources than we have.  We believe that, with our marketing plan of supplying American merchandise brands to Asian consumers, as well as our exposure to both the Asian and American cultures, we have a competitive advantage in the Asian consumer market.

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

We use the “EFT” name, a trademark owned and licensed to us by EFT Assets Limited.  We are required to pay an annual royalty to EFT Assets equal to a percentage of our gross sales for the previous fiscal year.  The percentage is 5% for the first $30 million in gross sales; 4% for the $10 million in gross sales in excess of $30 million; 3% for the $10 million in gross sales in excess of $40 million; 2% for the $10 million in gross sales in excess of $50 million; and 1% for the $10 million in gross sales in excess of $60 million.  Except for the foregoing, we do not currently hold any patents, trademarks, or copyrights nor are we a party to any licenses, franchises, concessions, royalty agreements or similar agreements pertaining to intellectual property.

Reverse Auction Program

In 2009, the Company developed a “reverse auction” program as a means of attracting younger members who typically would not otherwise become an Affiliate. The reverse auction is unlike an ordinary auction, also known as a forward auction, where bidders bid the price up and the highest bidder wins that product at the conclusion of bidding. In a reverse auction the objective is to bid the price of a product down.

Cars, laptop computers, cameras, television sets and many other products are offered through the reverse auction program at starting bid prices which are typically set at 25% of the manufacturer’s suggested retail price.

To participate in the reverse auction, one must initially purchase 300 bids at a price of $1.00 per bid. The purchase of the 300 bids automatically qualifies the purchaser as an Affiliate, and no purchase of the Company’s products is required. All bids are non-refundable once purchased.

Once the reverse auction for a particular product begins, participants can, through a designated website, enter a bid for the product. Each $1.00 bid lowers the price of the product by $0.01. At the conclusion of the auction, the person who entered the last bid is entitled to buy the product at the price reduced by the auction process. The Company only recognizes revenue for the price a bidder pays to purchase relevant bids when the bidder places such bids on an auction product.

Transportation business

On October 25, 2008, we acquired, through a wholly owned subsidiary, 48.81% of the capital stock of Excalibur International Marine Corporation, a Taiwan corporation, for $19,193,000.  The remaining 51.19% equity interest is held by Taiwan residents.

Excalibur owns and operates a high speed ship which, until August 2010, transported passenger and cargo between Taiwan and mainland China through the Taiwan Strait.  Excalibur’s ship, the OceanLaLa, was capable of carrying up to 370 passengers and 630 tons of cargo.  The OceanLaLa made its first voyage in October 2008, sailing from Taichung to Panhu, Taiwan. On August 8, 2010, Excalibur’s ship, the OceanLaLa was damaged when sailing in the
Taiwan Strait. As a result of the damage suffered, the OceanLaLa has been taken out of service.

Historically, Taiwan Vessel Law provided for certain Taiwan shareholding requirements for companies owning ships registered in Taiwan.  For example, a limited liability company owning a ship registered in Taiwan (not operating international liners), like Excalibur, was required to have at least 2/3 of its capital stock owned by Taiwan citizens, violation of which was not subject to fines and/or other penalties.  The Vessel Law was amended in December 2010, and after the amendment, no more than 50% of the capital stock of limited liability companies owning ships registered in Taiwan, like Excalibur, can be owned by non-Taiwan citizens.  Therefore, our ownership in Excalibur is no longer required to be reduced to 33%, and our owning of 48.81% of the capital stock of Excalibur is in compliance with applicable law in Taiwan.

EFT-Phone

In February 2010 we assigned the worldwide distribution and servicing rights to a product known as the “EFT-Phone” to Digital Development Partners, Inc., a previously unrelated company, in exchange for 79,265,000 shares of Digital’s common stock.  The shares we acquired represent approximately 92% of Digital’s outstanding common stock.

The EFT-Phone is a cell phone which uses the Microsoft operating system.  The EFT-Phone has an application that will allow our Affiliates to access all of their back office sites, including their commission accounts, through which the Affiliates will be able to deposit, withdraw and transfer money to another account or to another Affiliate at no cost.  The EFT-Phone will have educational applications and PowerPoint presentation capability for recruiting and training new Affiliates anywhere in the world.

The worldwide distribution and servicing rights to the EFT-Phone include the right to sell the EFT-Phone to our Affiliates and others.  Digital also acquired the rights to distribute all EFT-Phone accessories. Digital began distributing EFT-Phones in July, 2010.

General

We have not and do not engage in any research and development activities nor do we contemplate spending any material amount on such activities in the foreseeable future.

Our business is not seasonal in nature.

As of May 31, 2011, we had five full-time employees at our executive offices in the City of Industry, California and thirteen full-time employees at our Kowloon, Hong Kong office.  We adjust the number of employees from time to time as necessary to meet the demand for our product.

None of our employees are represented by a collective bargaining agreement.  We believe our employee relations are good.

Our website address is www.eftb.net. We have not posted on our website our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K or any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 . We will provide electronic or paper copies of those filings free of charge upon written request to our Chief Financial Officer at our principal executive offices.

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

If there is a delay in the delivery of goods and delivery schedules cannot be met, then our Affiliates may cancel orders with us, which would impact our gross profits and therefore, our profitability. We may also incur extra costs to meet delivery dates, which would also reduce our company’s profitability.

Commission paid to Affiliates is characterized as a reduction of revenue, and if there is timing difference on recognizing revenue and commission, it could negatively affect our profitability.

The Company’s revenue recognition policy is in accordance with ASC Topic 605, Accounting for Consideration given by a Vendor to a Customer. We record the payments received from Affiliates as a liability until the products are delivered. Commissions paid to our Affiliates are considered to be a reduction of the selling prices of our products, and are recorded as a reduction of revenue when payment is made by Affiliates. Our policy is to pay out commissions to Affiliates upon receipt of sales orders even before revenue can be recognized. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists. If there is a delay in the delivery of goods and delivery schedules cannot be met, then, sales cannot be recognized in the same period when commissions are recognized, which would reduce our company’s profitability in that period.

We face intense competition and any failure to timely implement our business plan could diminish or suspend our development and possibly cease our operations.

In the Business to Consumer (B2C) e-commerce business, competitors, typically catalog and other online retailers, attempt to secure contracts with various merchandise brands to offer merchandise to their consumers. We also face competition for consumers from retailers, duty-free retailers, specialty stores, department stores and specialty and general merchandise catalogs, many of which have greater financial and marketing resources than we have. The internet online commerce market is rapidly evolving and intensely competitive. Barriers to entry are minimal and current and new competitors can launch new websites at a relatively low cost. Many competitors in this area have greater financial, technical and marketing resources than our company. Continued advancement in technology and increasing access to that technology is paving the way for growth in the internet consumer industry. In addition, the nutritional supplement and cosmetic e-business markets have and continue to become increasingly competitive and are rapidly evolving.  There can be no assurance that we will maintain our competitive edge or that we will continue to provide only American made merchandise.

We face significant inventory risks.

We are exposed to significant inventory risks that may adversely affect our operating results as a result of new product launches, rapid changes in product cycles, changes in consumer tastes with respect to our products and other factors. We must accurately predict these trends and avoid overstocking or under-stocking products. All of our products are supplied by third parties which we order generally on an “as needed” basis.  However, based on ordering trends we do stock certain items that we believe will be in demand so that they are available for immediate shipping.  In the last few years, we have mitigated decreases in sales by lowering our levels of inventory to preserve cash on hand. Demand for products, however, can change significantly between the time inventory is ordered and the date of sale. In addition, when we begin selling a new product, it may be difficult to establish vendor relationships, determine appropriate product selection, and accurately forecast product demand. The acquisition of certain types of inventory, or inventory from certain sources, may require significant lead-time and prepayment, and such inventory may not be returnable. Any one of the inventory risk factors set forth above may adversely affect our operating results.

 We depend on third parties to manufacture all of the products we sell and we do not have any written contracts with any of the manufacturers of our products. If we are unable to maintain these manufacturing relationships or enter into new arrangements, we may fail to meet customer demand and our net sales and profitability may suffer as a result.

All of our products are manufactured by third parties. We do not have any written contracts with any of the manufacturers of our products. The fact that we do not have written contracts with our third-party manufacturers means that they could cease manufacturing these products for us at any time and for any reason. In addition, our third-party manufacturers are not restricted from manufacturing our competitors' products.  Our inability to secure adequate and timely supplies of merchandise would harm inventory levels, net sales and gross profit, and ultimately our results of operations.

Our manufacturers may increase the cost of the products we purchase from them.

If our manufacturers increase their prices, our margins would suffer unless we were able to pass along these increased costs to our customers. We may not be able to develop relationships with new vendors and manufacturers at the same prices or at all, and even if we do establish such relationships, such new vendors and manufacturers might not allocate sufficient capacity to us to meet our requirements. Furthermore, if we increase our product orders significantly from the amounts we have historically ordered from our manufacturers, our manufacturers might be unable to meet this increased demand.

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

Matters relating to or arising from the material weaknesses in our internal controls have had and may continue to have a material adverse effect on our business, operating results and financial condition, including increased costs and diversion of management’s attention.

Our management conducted an evaluation of the effectiveness of our disclosure controls and procedures and an assessment of the effectiveness of our internal control over financial reporting and concluded that our disclosure controls and procedures, as well as our internal control over financial reporting, were not effective as of March 31, 2011 due primarily to the material weaknesses they identified in our internal control over financial reporting. Please refer to the discussion under Item 9A, "Controls and Procedures" for further discussion of our material weaknesses as of March 31, 2011. In addition, we have restated our consolidated financial statements for prior periods to address two issues as described in Note 2 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Should we be unable to remediate the material weaknesses promptly and effectively, such weakness could harm our operating results, result in a material misstatement of our financial statements, cause us to fail to meet our financial reporting obligations or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock performance. Any litigation or other proceeding or adverse publicity relating to the restatement or material weaknesses could have a material adverse effect on our business and operating results. In addition, we have incurred substantial unanticipated costs for accounting and legal fees and may continue to incur accounting and legal fees in connection with these matters, and our management’s time and attention has been diverted from our other business operations, which could harm our business.

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

Entry into new businesses or operations may divert our management's attention and consume resources that are necessary to sustain our business.

We are currently constructing a water filter plant for bottled water in Baiquan, China, which is expected to be completed by the end of this year. We may also enter into other new businesses or operation in the future, which may result in unforeseen difficulties and expenditures. In addition, the new businesses, operations, products, or services may disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our business. The anticipated benefits of any new businesses, operation, products, or services may also not be realized or we may be exposed to unknown liabilities.

We are highly dependent on our current management.

Our success is significantly dependent upon our management team. Our success is particularly dependent upon Mr. Jack Qin, our Chairman and CEO. The loss of him could have an adverse effect on us. If we were to lose the services of our officers and directors, we may experience difficulties in effectively implementing our business plan.

Our principal shareholder owns 65.93% of our outstanding common stock and its interest may not be aligned with the interests of our other shareholders.

Dragon Win Management, Ltd., or Dragon Win, owns a majority of our issued and outstanding common stock.  As a result, Dragon Win has substantial influence in determining the outcome of any corporate transactions or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions.  Dragon Win may not act in the best interests of our minority shareholders.  In addition, without its consent, we could be prevented from entering into transactions that could be beneficial to us.  This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common stock.  These actions may be taken even if they are opposed by our other shareholders.

Our stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act of 1940 (the “1940 Act”).

We may be deemed to be an investment company under the 1940 Act, and may suffer adverse consequences as a result. Generally, the 1940 Act provides that a company is not an investment company and is not required to register under the 1940 Act as an investment company if the company is primarily engaged, directly or through a wholly-owned subsidiary or subsidiaries, in a business or businesses other than that of investing, reinvesting, owning, holding or trading in securities (a “Non-Investment Business”) and has "investment securities" that comprise less than 40% of its total assets (exclusive of "U.S. government securities" or cash items) on an unconsolidated basis.

We primarily sell our products directly to customers through our web site under our “Business-to-Customer” model. Neither our company nor any of our subsidiaries or controlled subsidiary holds itself out as being primarily engaged in the business of investing, reinvesting, or trading in securities, nor do they propose to engage in such business in the future. However, from time to time, we also make non-controlling investments in entities that we believe, at the time of such investments, complement or enhance our business. These investments may be deemed to be "investment securities" under the 1940 Act. Consequently, there is a risk that we could be deemed to be an investment company because our "investment securities" may comprise more than 40% of our total assets (exclusive of "U.S. government securities" or cash items) on an unconsolidated basis.

An alternate basis on which a company may rely in determining it is not an investment company is that it has established that it is a Non-Investment Business. We believe we are a Non-Investment Business as evidenced by the fact that:  (i) throughout our company’s history we have been primarily engaged in the sale of nutritional and personal care products and not in the business of investing, reinvesting, owning, holding, or trading in securities; (ii) that we have represented ourselves to the investing public as a company primarily engaged in the sale of nutritional and personal care products; and (iii) that our officers and directors have been primarily engaged in executing our business strategy with regard to the sale of nutritional and personal care products and not in investing, reinvesting and trading in securities.

Nevertheless, it is possible that our conclusion could be challenged by the SEC.  If this were to happen, we could be required to take actions to reduce our ownership of “investment securities” to comply with the above asset standard, such as shifting a portion of our short-term investment portfolio into low-yielding bank deposits.  If necessary, these actions would likely reduce the amount of interest or other income that we could otherwise generate from our investments.  In addition, we might need to acquire additional income or loss generating assets that we might not otherwise have acquired or forego opportunities to acquire minority interests in companies that could be important to our business strategy.

If we were to be required to register as an investment company, we might have to comply with a variety of substantive requirements under the 1940 Act imposing, among other things, limitations on capital structure; restrictions on specified investments; prohibitions on transactions with affiliates; restrictions on the composition of the board of directors; and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.  Furthermore, if we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions (including the imposition of monetary damages) could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Our stock is thinly traded and the price of our stock may become highly volatile.

There is currently only a limited market for our common stock.  A limited market is characterized by a relatively limited number of shares in the public float, relatively low trading volume and a small number of brokerage firms acting as market makers.  The market for low priced securities is generally less liquid and more volatile than securities traded on national stock markets.  Wide fluctuations in market prices are not uncommon.  No assurance can be given that the market for our common stock will continue.  The price of our common stock may be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

•	Quarterly variations in our operating results;

•	Operating results that vary from the expectations of investors;

•	Changes in expectations as to our future financial performance, including financial estimates by investors;

•	Reaction to our periodic filings, or presentations by executives at investor and industry conferences;

•	Changes in our capital structure;

•	Changes in market valuations of other internet or online service companies;

•	Announcements of innovations or new services by us or our competitors;

•	Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Lack of success in the expansion of our business operations;

•	Announcements by third parties of significant claims or proceedings against us or adverse developments in pending proceedings;

•	Additions or departures of key personnel;

•	Asset impairment;

•	Temporary or permanent inability to offer products or services;

•	Rumors or public speculation about any of the above factors; and

•	Market and volume fluctuations in the stock markets in general.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company has a number of outstanding unresolved Staff comments concerning its Form 10-K/A for the fiscal year ended March 31, 2010.  The Company is in the process of responding to the Securities and Exchange Commission (“SEC”) Staff’s comments but has not yet fully resolved the comments with the Staff.  These comments, among other matters, included comments related to:

•
The Company’s accounting for its interest in Excalibur and its acquisition of a 92% equity interest in Digital Development Partners.  The Company has restated its prior financial statements to address these issues, as described in Note 2 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

•
The Company’s disclosure on the effectiveness of its disclosure controls and procedures.  Information on the Company’s disclosure controls and procedures and internal control over financial reporting is included in Item 9A of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

We lease a 3,367 square foot office in the City of Industry in California that serves as our principal executive offices.  The lease expires on February 15, 2013.  Pursuant to the lease, the monthly rent for the fiscal years ended March 31, 2012 and 2013 is $9,454 and $9,832 respectively.

The Company rents a 6,500 square foot office space for its satellite training center in Hong Kong. This office is located at Langham Office Tower, 8 Argyle Street, Suite 3706, Kowloon, Hong Kong SAR.  This space is leased commencing on March 31, 2007 and expiring on March 31, 2012. Pursuant to the lease, there was no rent for the first two years. Commencing on the third year of the lease, the monthly rent is $50,000.  We expense the total rent evenly over the life of the lease.

We also lease a number of small offices (generally 3,000 square feet or less) to support our training, service center and auction product divisions.  These offices, which are located in China, and Hong Kong, are leased for terms of two years or less.  See Note 16 of  the Notes to the Consolidated Financial Statements contained in Item 8 for information concerning the amounts we are required to pay pursuant to these leases.

Our wholly owned subsidiary, EFT Investment Co. Ltd., has entered into agreements in July 2011 to purchase an office building located in Taipei Taiwan, which is under construction and will be completed by the end of 2013. The total purchase price for the office building, which consists of 14 floors and 144 parking spaces, is approximately $248 million. EFT Investment Co. Ltd. has made a total payment of $21.0 million for this office building as of July 6, 2011.

We believe our properties are sufficient for our current operations.

ITEM 3. LEGAL PROCEEDINGS

Except as otherwise disclosed herein, we do not know of any claims, pending or threatened against us which, in the opinion of our management, are likely to have a material and adverse effect on our business, financial condition or results of operations:

Our controlled subsidiary, Excalibur International Marine Corporation, and our subsidiary, EFT Investment Co. Ltd, are involved in the following legal proceedings:

EFT Investment Co. Ltd. filed a lawsuit against Jiao Ren-Ho (former chairman of Excalibur) in the Taiwan Shihlin District Prosecutors office on February 12, 2010. EFT Investment Co. Ltd. alleges, among other things, that Jiao Ren-Ho committed the offences of capital forging, fraud, breach of trust, and document fabrication.

EFT Investment Co. Ltd. filed a lawsuit against Chang Hui-Ying, Excalibur’s former accountant in the Taiwan Shihlin District Prosecutors office in March 2010. The claims of EFT Investment Co. Ltd. against Chang Hui-Ying are based upon the audit of Excalibur’s financial statements by Chang Hui-Ying. EFT Investment Co. Ltd. alleges, among other things, that Chang Hui-Ying committed the offences of capital forging, fraud, breach of trust, and document fabrication.

EFT Investment Co. Ltd. filed a lawsuit against Hsiao Zhong-Xing (former general manager of Excalibur) and Lu Zhuo-Jun (former vice general manager of Excalibur) (collectively "Defendants") in the Taiwan Shihlin District Prosecutors office on October 1, 2010. EFT investment Co. Ltd. alleges, among other things, that Defendants committed the offences of capital forging, fraud, breach of trust, and document fabrication.

Gu Zong-Nan (former vice general manager of Excalibur) filed a lawsuit against Excalibur in the Taiwan Shihlin District Court on June 2, 2009, claiming unpaid salary and severance payments. In April 2010, the Taiwan Shihlin District Court denied the claims as the court found that (i) there was a valid agreement between the parties that provided the salary owed by Excalibur would not be paid until Excalibur makes a profit from its operations and (ii) Gu Zong-Nan held a managerial position in Excalibur and as a result is not entitled to any severance payment according to the Labor Standard Law of Taiwan.  Excalibur has suffered net losses since inception.  However, a contingent liability for the unpaid salary remains.

Marinteknik Shipbuilders (S) Pte Ltd. (a Singapore company) filed a lawsuit against Excalibur in the Taiwan Taichung District Court on July 9, 2009 for unpaid service fees and out-of-pocket expenses of NTD8,050,832 (approximately $280,000).  On August 20, 2009, the Taiwan Taipei district court froze Excalibur’s cash of $193,992 in response to the suit. The final resolution of this case is pending. However, a contingent liability for the restricted cash has remained.

Jiao Ren-Ho (former chairman of Excalibur) filed a lawsuit against Excalibur in the Taiwan Shihlin District Court in February 2011, claiming Excalibur’s special meeting of shareholders held on January 12, 2010, and the actions taken at the meeting, including the removal of Mr. Jiao as an officer and the chairman of Excalibur, were unlawful.  Monetary damages were not claimed in the suit. On October 12, 2010, the Shihlin District Court rendered its judgment in favor of Excalibur, ruling that Excalibur’s special meeting of shareholders held on January 12, 2010 and the actions taken at the meeting, including the removal of Mr. Jiao as an officer and the chairman of Excalibur were lawful.  Subsequently, Mr. Jiao has filed an application to the Court of Appeal in Shihlin District Court to review the lower court’s decision.

On August 2, 2010 the Company commenced a legal proceeding against Marinteknik Shipbuilders Pte (S) Ltd., and three other persons in the High Court of the Republic of Singapore alleging fraud, misrepresentation, and deceit on the part of the defendants with respect to Excalibur’s purchase of the OceanLaLa. The Company claims that the wrongful actions of the defendants resulted in damages of $19,000,000 to the Company.

On August 18, 2010 Excalibur received a statement of claim (equivalent to a complaint in the US) from Ezone Capital Co., Ltd., demanding approximately 2,000,000 Euros ($2.6 million) for the unpaid balance of the purchase price of the OceanLala.   Excalibur has denied the claims of Ezone on the basis that the OceanLaLa was defective, unseaworthy, and not fit for its intended purpose. Excalibur has also filed a counterclaim against Ezone seeking a full refund of all amounts paid for the OceanLaLa, as well as reimbursement for amounts spent on maintenance and repairs.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the over-the-counter Pink Sheets.  The following chart shows the high and low bid prices as published by Pink OTC Markets for the periods shown below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Three Months Ended	Low Bid	High Bid

June 30, 2009	$2.05	$5.50
September 30, 2009	$3.01	$5.68
December 31, 2009	$2.18	$5.11
March 31, 2010	$1.80	$3.03

June 30, 2010	$1.90	$4.00
September 30, 2010	$2.20	$2.85
December 31, 2010	$0.40	$2.36
March 31, 2011	$0.58	$1.27

The holders of our common stock are entitled to one vote per share. Our stockholders do not have preemptive rights to purchase, subscribe for, or otherwise acquire any shares of our common stock.

We did not pay any dividends during the two years ended March 31, 2011.  Our Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend.  We currently intend to retain all future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on common stock in the foreseeable future.

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

During the year ended March 31, 2011 we did not purchase any shares of our common stock from third parties in a private transaction or in the open market.  During the year ended March 31, 2011 none of our Officers or Directors, or any of our principal shareholders, purchased any shares of our common stock on our behalf from third parties in a private transaction or as a result of purchases in the open market.

As of March 31, 2011, there were 5,113 record holders of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical consolidated financial data is qualified by reference to, and should be read in conjunction with the consolidated financial statements and the related notes, appearing elsewhere in this report, as well as Item 7 of this report.
	Years ended March 31,
Statements of Operations	2011	2010	2009	2008	2007
		(Restated)	(Restated)
Net revenue	$13,013,480	$21,073,166	$18,515,208	$40,359,662	$19,844,776
Operating expenses:
General and administrative	23,927,032	26,380,783	9,702,045	3,693,369	1,690,293
Other income	841,124	384,658	235,128	326,194	11,566
Interest income	1,022,556	517,039	1,261,708	275,538	22,819
Net income (loss)	(19,756,880)	(14,178,943)	810,763	20,795,695	10,063,293
Net income (loss) attributable to Company	$(15,409,176)	$(8,386,643)	$2,541,795	$20,795,695	$10,063,293
Net income (loss) per common share:
Basic and diluted	$(0.20)	$(0.11)	$0.04	$0.37	$0.17
Weighted average common shares outstanding:
Basic and diluted	75,983,203	75,983,205	66,637,448	55,350,545	59,821,414

Balance Sheets	March 31,
	2011	2010	2009	2008	2007
		(Restated)	(Restated)
Current assets	$47,047,371	$43,186,040	$47,026,462	$19,414,774	$2,722,521
Total assets	56,492,067	65,739,747	79,930,632	57,427,420	2,826,369
Current liabilities	21,988,783	11,242,672	15,684,199	55,687,992	3,195,557
Contingent liabilities	2,703,409	2,904,957	—	—	—
Total liabilities	24,692,192	14,147,629	15,684,199	55,687,992	3,195,557
Working capital	25,058,588	31,943,368	31,342,263	(36,273,218)	(473,036)
Stockholders' equity (deficit)	31,799,875	51,592,118	64,246,433	1,739,428	(369,188)

Our net income (losses) for each fiscal quarter during the two years ended March 31, 2011 were:

	6/30/2010	9/30/2010	12/31/2010	3/31/2011

Net revenue	$3,765,872	$4,711,418	$4,241,906	$294,284
Gross profit	2,413,898	2,166,726	1,490,175	(2,672,571)
Income tax (expense) benefit	—	(2,400)	(143,539)	76,739
Net income (loss)	173,797	(4,875,804)	(3,400,260)	(11,654,613)
Non-controlling interest	474,453	2,792,696	876,257	204,298
Net income (loss) attributable to Company	648,250	(2,083,108)	(2,524,003)	(11,450,315)
Net income (loss) per common share, basic and diluted	0.01	(0.03)	(0.03)	(0.15)

	6/30/2009	9/30/2009	12/31/2009	3/31/2010
	(Restated)	(Restated)	(Restated)	(Restated)
Net revenue	$5,046,677	$6,183,310	$4,507,110	$5,336,069
Gross profit	2,990,559	3,662,664	2,199,553	2,968,911
Income tax (expense) benefit	-	-	-	(4,505)
Net income (loss)	548,128	1,321,576	37,492	(16,086,139)
Non-controlling interest	574,173	546,195	485,564	4,186,368
Net income (loss) attributable to Company	1,122,301	1,867,771	523,056	(11,899,771)
Net income (loss) per common share, basic and diluted	0.01	0.02	0.01	(0.15)

See Note 2 of the Notes to the Consolidated Financial Statements contained in Item 8 for a reconciliation of these amounts to previously reported amounts and Item 7 for information on items affecting comparability.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We believe that our Business to Customer business, which represents 98.8% of our total net revenues in the fiscal year ended March 31, 2011, is robust and that consumers have become more confident in ordering products, like ours, over the internet. However, the nutritional supplement and cosmetic e-business markets have and continue to become increasingly competitive and are rapidly evolving. Barriers to entry are minimal and current and new competitors can launch new websites at a relatively low cost. Many competitors in this area have greater financial, technical and marketing resources than we do. Continued advancement in technology and increasing access to that technology is paving the way for growth in direct marketing. We also face competition for consumers from retailers, duty-free retailers, specialty stores, department stores and specialty and general merchandise catalogs, many of which have greater financial and marketing resources than we have. Notwithstanding the foregoing, we believe that we are well-positioned within the Asian consumer market with our current plan of supplying American merchandise brands to consumers and that our exposure to both the Asian and American cultures gives us a competitive advantage. There can be no assurance that we will maintain our competitive edge or that we will continue to provide only American made merchandise.

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

In addition, we expect future operations to be affected by the Excalibur transportation business, Digital’s distribution of EFT Phones and our prospective water bottling operations.

Results of Operations

Material changes in our Statement of Operations for the periods presented are discussed below:

Year Ended March 31, 2011

Increase (I) or
Item	Decrease (D)	Reason

Sales revenue, net	D
Sales are recorded net of commissions we pay the Affiliates who are responsible for the sales, and the commission is paid to Affiliates upon receipt of sales orders which is even before revenue can be recognized.  In March 2011, $15 million of sales orders and payments were received. Out of the $15 million, only $3.5 million was recognized as revenue in accordance with our revenue recognition policy, but full commission expenses of $10 million related to these orders have been credited to the Affiliates’ accounts and were recorded as a reduction of revenue in this year, which resulted in a decrease in net revenue. Undelivered orders at year end, which is recorded as Unearned Revenue, will be recognized as revenue once they are delivered.

Shipping charges	D
Decrease in sales and we do not collect shipping fees for the sales made through our reverse auction program since products sold under this program are shipped directly by the manufacturer of the product.

Gross Profit as a % of total revenue	D
Gross profit, as a % of total revenue, was 26% during fiscal 2011 compared with 56% during the year ended March 31, 2010.  The main reasons for the decrease in gross profit were a decrease in sales, while having a significant increase in commission expense incurred for the significant increase in unearned revenue for the year and shipping costs.

Selling, general and administrative expenses	I
Increase in (a) the inclusion of the general and administrative expenses of Tian Quan water plant with our expenses during the current period; (b) professional fees related to higher audit fees and Sarbanes-Oxley Act compliance; (c) higher rental expenses associated with the new corporate office in the US; and (d) increase in marketing expenses due to higher commission is paid out this year.

Depreciation	D	Excalibur’s depreciation expenses for the year ended March 31, 2011 decreased as result of impairment of transportation equipment.

Impairment of investment	I
We used $5 million of our excess cash to invest in a convertible note receivable bearing 8% interest during the year.  On March 12, 2011, the note was converted into 8,474,576 shares of CTX Virtual Technologies, Inc.. The common stock of CTX is quoted on the Pink OTC market. Because of the lack of a sufficiently active market, we do not believe that quoted market prices for CTX’s common stock are a reliable indicator of fair value. Despite repeated inquiries and requests to CTX for current financial information that would allow us to assess the recoverability of our investment, we have not been able to obtain any information to enable us to assess the fair value of this investment. Accordingly, our management concluded that it would be prudent to conclude, in the absence of persuasive evidence to the contrary, that the investment should be considered impaired and therefore we have provided an impairment loss of $5 million during the period.

Impairment loss of equipment	D	Further impairment of transportation equipment was recognized as the net book value of the Excalibur transportation equipment exceeded its market value as a result of damage sustained by OceanLaLa.

Impairment loss of loan receivable	I	We determined during the period that the related party, to whom we made the loan, would not be able to repay the loan.

Interest income	I	Increase in investment in corporate notes and bonds.

Gain on disposal of held-to-maturity securities	I	We sold all our corporate notes in November 2010 as the issuers of some securities experienced significant deteriorations in their creditworthiness.

Foreign exchange loss	D	Changes in foreign exchange rates.

Other losses	I
Other losses represent loss resulting from a security breach in the Members area, in which an Affiliate was able to access the system in a manner that enabled them to alter the way the system’s automated transactions functioned and thus were able to create unauthorized, fraudulent transactions within the system.

Income tax expenses	I	Provision for tax liabilities due to subpart F income received in prior year.

Year Ended March 31, 2010

Increase (I) or
Item	Decrease (D)	Reason

Sales revenue, net	I
Sales are recorded net of the commissions we pay the Affiliates who are responsible for the sales.  We lowered the commission payout to our Affiliates by approximately 15% during the fiscal year ended March 31, 2010.  The reduction in commissions increased our sales revenue.

Shipping charges	D	We do not collect shipping fees for the sales made through our reverse auction program since products sold under this program are shipped directly by the manufacturer of the product.

Gross Profit as a % of total revenue	I
Gross profit, as a % of total revenue, was 56% during fiscal 2010 compared with 55% during the year ended March 31, 2009.  The increase in our gross percentage was the result of increased sales revenue.  Sales revenue increased due primarily to a reduction in the amount of commissions we paid our Affiliates, and not as a result of increased product sales.  If sales revenue increased primarily as a result of product sales, there would have been a corresponding increase in cost of goods sold as well as shipping costs.

Depreciation	I	Depreciation expenses increased compared with the year ended March 31, 2009, primarily related to the vessel OceanLaLa, which was acquired by Excalibur in October 2008.

Interest income	D	Decline in interest rates.

Impairment loss of equipment	I	The net book value of OceanLaLa exceeded its market value after it was damaged.

Foreign exchange loss	I	Changes in foreign exchange rates.

Other income, net	D
Other income represents fees received for educational training classes conducted by the Company.  During the year ended March 31, 2010 group leaders conducted more of the classes and we did not receive any fees for the classes conducted by the group leaders.

Capital Resources and Liquidity

The following table shows our sources and (uses) of our cash for the three years ended March 31, 2011.

	Year Ended March 31,
	2011	2010	2009
Net cash provided by (used in) operating activities	$4,547,136	$4,912,068	$(11,024,088)
Net cash (used in) investing activities	(7,180,044)	(13,904,536)	(18,158,923)
Net cash provided by (used in) financing activities	-	(193,992)	52,848,489
Effect of exchange rate changes on cash	3,604	31,404	(241,533)
Net increase (decrease) in cash	$(2,629,304)	$(9,155,056)	$23,423,945

The cash and cash equivalents and securities available for sale are our primary sources of liquidity. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at the present level for at least twelve months.

During the year ended March 31, 2011, we recorded a loss of $19,756,880, yet generated $4,547,136 from our operating activities.  The primary reason that we generated cash from our operating activities while suffering an operating loss was that impairment losses of approximately $7,000,000, associated with our investment in Excalibur, and impairment of $5,000,000 associated with our investment in CTX, were included in our operating loss. During this period, we also recorded approximately $11,300,000 of unearned revenue for cash that was received in the current period, but such revenue can only be recognized when goods are delivered to affiliates in future periods.

During the year ended March 31, 2010, we recorded a loss of $14,178,943, yet generated $4,912,068 from our operating activities.  The primary reason that we generated cash from our operating activities while suffering an operating loss was that losses of approximately $15,000,000, associated with our investment in Excalibur and depreciation of $2,300,000, which did not require the use of cash, were included in our operating loss.

During the year ended March 31, 2009, we had net income of $810,763, yet our operating activities used $11,024,088 in cash.  The primary reason that our operating activities used cash, despite having net income, was that during the year inventories and prepaid expenses increased, and we paid outstanding liabilities.  All of the foregoing required the use of cash but were not expensed in our statement of operations. During this period, we also recorded revenue which was previously recorded as unearned, with the result that a portion of our revenues were attributable to cash that was received in prior periods.

Material changes in our balance sheet items between March 31, 2011 and March 31, 2010 are discussed below:

Increase (I) or
Category	Decrease (D)	Reason

Cash and cash equivalents	D
We used some of our excess cash to invest in securities available for sale during the year ended March 31, 2011. We also reclassified $8,949,324 as securities available for sale that were reported as cash and cash equivalents at March 31, 2010.

Securities available for sale	I	We used some of our excess cash to invest in securities available for sale during the year ended March 31, 2011.

Inventories	D	Increase in product sales orders by year end.

Property and equipment	D
On August 8, 2010, OceanLaLa, the ship owned by Excalibur, was damaged when sailing in the Taiwan Strait. As a result of the damage, we estimated that the net book value of the ship exceeded its market value, and as a result, an impairment loss of $5.4 million has been provided.

Held-to-maturity securities	D	We sold all our corporate notes in November 2010 as the issuers of some securities experienced significant deteriorations in their creditworthiness.

Loans to related parties	D	We recorded an impairment loss of $1,567,000 during the period, as we determined that the related party to whom we made the loan would not be able to repay the loan.

Accounts payable	I	Marketing expenses accrued during the year have not been fully paid to the public relation company by year end.

Unearned revenue	I	Temporary delay in deliveries of product to Affiliates resulted in higher unearned revenues.

Non-controlling interest	D	This item represents the interests in Excalibur and Digital Development Partners, Inc. owned by others.

Between January and August 2008, we sold 14,890,040 Units to non-U.S. residents at a price of $3.80 per Unit.  The Units were sold pursuant to the exemption provided by Regulation S of the Securities Act of 1933.

Each Unit consisted of one share of our common stock and one warrant.  Each warrant allowed the holder to purchase one share of the Company’s common stock at a price of $3.80 per share at any time prior to November 30, 2010. On September 2, 2010, the Company extended the expiration date of the warrants to November 30, 2011. The Company has the right, but not the obligation, to redeem the outstanding warrants, on a pro rata basis, at a purchase price of $0.00001 per warrant within 30 days from the tenth consecutive trading day that the closing sales price, or the average of the closing bid and asked price, of the Company’s common stock trades on the OTC or any public securities market within the USA, for at least $11 per share.

We used $19,193,000 from the sale of the Units to purchase our 48.81% interest in Excalibur International Marine Corporation.

Yeuh-Chi Liu, a supplier of our spray bottles, borrowed $1,567,000 from us in July 2008.  The loan is non-interest bearing and is payable upon demand.  The loan was used by Yeuh-Chi Liu to acquire a 3.97% ownership of Excalibur International Marine Corporation and is secured by that interest. The Company provided a full allowance for impairment in the amount of $1,567,000 against the demand loan during the year. We have not yet enforced our interest in the collateral.

Since July 2008, we have made loans to Excalibur International Marine Corporation.  The loans were primarily used by Excalibur to acquire its ship, the OceanLaLa, and to fund operating costs.  As of March 31, 2011 we had the following outstanding loans to Excalibur. Because we consolidate Excalibur, these loans are not included in our consolidated financial statements.

Principal Amount	Interest Rate	Due Date

$1,564,717	0%	Due on demand
$100,000	8%	August 20, 2011
$250,000	8%	September 1, 2011
$200,000	8%	October 12, 2011
$1,100,000	8%	November 13, 2011
$90,000	8%	November 24, 2011
$2,500,000	8%	November 25, 2011
$330,000	8%	January 5, 2012
$100,000	8%	January 7, 2012
$100,000	8%	January 25, 2012
$120,000	8%	February 1, 2012
$160,000	8%	February 11, 2012
$140,000	8%	March 10, 2012
$130,000	8%	April 3, 2012
$512,000	8%	April 30, 2012
$260,000	8%	June 5, 2012
$150,000	8%	June 28, 2012
$400,000	8%	July 6, 2012

$8,206,717

Future Contractual Obligations

	Total	2012	2013	2014	2015	Thereafter

Lease payments	$690,500	$484,248	$206,252	-	-	-

See Note 16 of the Notes to the Consolidated Financial Statements contained in Item 8 for our future contractual obligations under the employment agreements with certain of our executive officers and the consultancy agreement with a related party.

Other than as disclosed above and except for the payment obligation to purchase an office building located in Taipei Taiwan as disclosed in Item 2, we do not anticipate any capital requirements for the twelve months ending March 31, 2012.

Commitments for Capital Expenditures

Expect as otherwise disclosed herein, we do not have any commitments for any material capital expenditures. We do not have any commitments or arrangements from any person to provide us with any additional capital.

Except as disclosed in Item 1.A or this Item 7, we do not know of any trends or demands that affected, or are reasonably likely to affect, our capital resources or liquidity.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition.

Recent Events

Restatement of Financial Statements for the Prior Periods

We have restated our consolidated financial statements for prior periods to address two issues. See Note 2 of the Notes to the Consolidated Financial Statements contained in Item 8 for these issues and the effects of the restatement.

Significant Accounting Policies/Recent Accounting Pronouncements

See Note 3 to the Consolidated Financial Statements contained in Item 8 for a description of our significant accounting policies and recent accounting pronouncements which have, or potentially may have, a material impact on our financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in time deposits, and certificates of deposit. We maintain our accounts in various banks.  Cash on deposit with several banks exceed the federally insured limit.

Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market. Inventory consists of nutritional, personal care, automotive additive, environmentally safe products, portable drinking containers and EFT-Phone.  We have two warehouses, one in City of Industry, CA and the other in Kowloon, HK. On a quarterly basis, we review inventory levels in each country for estimated obsolescence or unmarketable items, as compared with future demand requirements and the shelf life of the various products. Based on this review, we record inventory write-downs when costs exceed expected net realizable value. Historically, our estimates of the obsolete or unmarketable items have been insignificant.

Revenue/Unearned Revenue

Our revenue recognition policy is in accordance with the requirements of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, (“SAB 104”), ASC Topic 605, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) and other applicable revenue recognition guidance and interpretations. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Transportation income is generated from transporting passengers and cargo and is recognized at the time when passengers and cargo are conveyed to the destination port. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.  Commissions paid to our Affiliates are considered to be a reduction of the selling prices of our products, and are recorded as a reduction of revenue.

Unearned Revenues consist of cash received in advance for goods to be delivered at a future date.  We record the payments received from customers as a liability until the products are delivered.  Sales are recorded when the products are delivered.

We have developed a reverse auction program, for the purpose of increasing revenues by attracting new members to join our Affiliate program. In a reverse auction the objective is to bid the price of a product down within a predetermined time frame unlike an ordinary auction (also known as a forward auction) where bidders bid the price up and the highest bidder wins the right to buy the product at the conclusion of bidding.  The reverse auction program was beta-tested and introduced to all Affiliates in June 2009. All the bidders acknowledge that they have read and understand the Terms and Conditions before they can participate in the program. The bidders must purchase bids in advance before entering the reverse auction program and these purchased bids are non-refundable.  Every bid has a fixed price of $1 and we only recognize revenue when a bidder places a bid on an auction product.  The reverse auction program generated $3,092,128 and $1,233,005, respectively, in sales revenue during the two years ended March 31, 2011.

Foreign Currency Translation

Our reporting currency is the U.S. dollar. Our operations in China, Hong Kong and Taiwan use their local currencies as their functional currency. The financial statements of our subsidiaries are translated into U.S. Dollars (USD) in accordance with ASC Topic 830, Foreign Currency Translation. According to ASC Topic 830, all assets and liabilities are translated at the year-end current exchange rate, stockholders equity items are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, Reporting Comprehensive Income as a Component of Stockholders’ Equity. Foreign exchange transaction gains and losses are reflected in the income statement.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating losses and tax credit carry-forwards. Management must make assumptions, judgments and estimates to determine the current provision for income taxes and the deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Management’s judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, management’s interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or management’s interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our financial statements. Management’s assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income, such as income from operations. Actual operating results and the underlying amount and category of income in future years could render management’s current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from the estimates, thus materially impacting our financial position and results of operations.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For our fiscal year ended March 31, 2011, all of our sales were made outside of the United States. Most of our sales are denominated in United States dollars.  In addition, from time to time we make intercompany loans to our foreign subsidiaries that are denominated in the United States dollar.

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

Supplementary data is included in Item 6.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
EFT Holdings, Inc.
City of Industry, California

We have audited the accompanying consolidated balance sheets of EFT Holdings, Inc. (the Company) and subsidiaries as of March 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EFT Holdings, Inc. and subsidiaries as of March 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EFT Holdings, Inc.’s internal controls over financial reporting as of March 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 17, 2011 expressed an adverse opinion thereon.

As described in Note 2, the Company determined it was necessary to restate the 2010 and 2009 consolidated financial statements.

/s/ Child, Van Wagoner and Bradshaw, PLLC
Salt Lake City, Utah
August 17, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTOL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
EFT Holdings, Inc.
City of Industry, California

We have audited the EFT Holdings Inc. and subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). EFT Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of the internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statement for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses of the company’s internal control over financial reporting. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the March 31, 2011 financial statements, and this report does not affect our report dated August 17, 2011 on those financial statements.

The items listed below are material weaknesses in the Company’s internal controls.  The final item consists of several significant deficiencies that have been aggregated to a material weakness that allowed the security breach that was not caught in a timely manner and resulted in a significant loss to the Company.

•	The Company initiated material investments without the proper approval of the Board of Directors.

•	The Company has one individual, a consultant, with the ability and knowledge to create changes, and move them into the information system’s production environment.

•	The Company has one individual, a consultant, with full control over the development, test and production of its information systems production environment.

•	The Company’s information systems developer records changes in a manual log. The Company’s information system does not have proper tools in place to track changes made in its system.

•	Web-based application security controls are not adequate to prevent a breach in the Company’s information system.

•	There is a lack of the information system resources needed to properly execute controls, including logical and physical access controls.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, EFT Holdings, Inc. has not maintained effective internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EFT Holdings, Inc. as of March 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the three years in the period ended March 31, 2011 of EFT Holdings, Inc. and our report dated August 17, 2011 expressed an unqualified opinion thereon, which was not affected by the adverse opinion on internal control over financial reporting.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
August 17, 2011

EFT HOLDINGS, INC.
Consolidated Balance Sheets

	March 31, 2011	March 31, 2010
		(Restated)
ASSETS
Current assets
Cash and cash equivalents	$26,805,205	$29,434,509
Securities available for sale	16,773,970	9,740,712
Inventories	2,488,068	2,971,713
Prepaid expenses	554,570	942,192
Other receivables	425,558	96,914
Total current assets	47,047,371	43,186,040

Restricted cash	193,992	193,992
Property and equipment, net	8,722,774	15,370,975
Held-to-maturity securities	-	4,763,165
Loans to related parties	-	1,567,000
Security deposit	527,930	658,575
Total assets	$56,492,067	$65,739,747

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,962,119	$1,424,459
Commission payable	8,346,853	6,380,408
Other liabilities	304,029	720,698
Unearned revenues	11,327,787	2,673,680
Due to related parties	47,995	43,427
Total current liabilities	21,988,783	11,242,672

Contingent liabilities	2,703,409	2,904,957
Total liabilities	24,692,192	14,147,629

Stockholders' equity
EFT Holdings, Inc. stockholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value, 4,975,000,000 shares authorized, 75,983,201 shares issued and outstanding at March 31, 2011 and 75,983,205 shares issued and outstanding at March 31, 2010	760	760
Additional paid in capital	52,854,891	52,854,891
Retained deficit	(19,358,694)	(3,949,518)
Accumulated other comprehensive income (loss)	462,790	126,469
Total EFT Holdings, Inc. stockholders' equity	33,959,747	49,032,602
Non-controlling interests	(2,159,872)	2,559,516
Total stockholders' equity	31,799,875	51,592,118

Total liabilities and stockholders' equity	$56,492,067	$65,739,747

The accompanying notes are an integral part of these audited consolidated financial statements.

EFT HOLDINGS, INC.
Consolidated Statements of Operations
	Year Ended
	March 31, 2011	March 31, 2010	March 31, 2009
		(Restated)	(Restated)
Sales revenues, net	$9,277,352	$16,776,314	$12,846,809
Shipping charges	3,579,905	4,006,080	5,657,625
Transportation income - Excalibur	156,223	290,772	10,774
	13,013,480	21,073,166	18,515,208
Cost of goods sold	6,161,273	4,869,900	5,780,447
Shipping costs	1,873,867	1,224,231	2,204,502
Operating costs - Excalibur	1,580,112	3,157,348	250,179
	9,615,252	9,251,479	8,235,128
Gross profit	3,398,228	11,821,687	10,280,080
Operating expenses:
Selling, general and administrative expenses	8,702,936	6,960,102	6,979,326
Depreciation	1,255,415	2,284,127	409,582
Impairment of investment	5,000,000	-	-
Impairment of goodwill	-	8,935,848	-
Impairment of loan receivable	1,567,000	-	-
Impairment of transportation equipment	5,400,000	6,141,261	-
Royalty expenses	2,001,681	2,059,445	2,313,137
Total operating expenses	23,927,032	26,380,783	9,702,045
Net operating income (loss)	(20,528,804)	(14,559,096)	578,035

Other income (expense)
Interest income	1,022,556	517,039	1,261,708
Gain on disposal of held-to-maturity securities	243,855	-	-
Gain on disposal of available for sale securities	119,919	-	-
Dividend income	41,119	13,437	-
Foreign exchange gain (loss)	(3,675)	(248,645)	(1,661,245)
Other losses	(640,193)	-	-
Other income (expense)	57,543	102,827	634,665
Total other income (expense)	841,124	384,658	235,128

Net income (loss) before income taxes and non-controlling interest	(19,687,680)	(14,174,438)	813,163
Income taxes expense	(69,200)	(4,505)	(2,400)
Net income (loss)	(19,756,880)	(14,178,943)	810,763
Non-controlling interests	4,347,704	5,792,300	1,731,032
Net income (loss) attributable to EFT Holdings Inc.	$(15,409,176)	$(8,386,643)	$2,541,795
Net income per common share
Basic and diluted	$(0.20)	$ (0.11)	$0.04
Weighted average common shares outstanding
Basic and diluted	75,983,203	75,983,205	66,637,448

The accompanying notes are an integral part of these audited consolidated financial statements

EFT HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

					Accumulated
			Additional	Retained	Other		Total
	Common Stock		Paid-In	Earnings	Comprehensive	Non-Controlling	Stockholders'
	Shares	Amount	Capital	(Deficits)	Income (Loss)	Interests	Equity

BALANCE, APRIL 1, 2008	61,022,414	$610	$6,552	$1,895,330	$(163,064)	$-	$1,739,428

Shares issued to former shareholders	66,667	1	(1)	-	-	-	-
Issuance of common stock to employee	4,084	-	16,731	-	-	-	16,731
Issuance of common stock in private placement offering	14,890,040	149	43,919,414	-	-	-	43,919,563
Issuance of warrants in private placement offering	-	-	8,912,195	-	-	-	8,912,195
Acquisition of subsidiary with non-controlling interest	-	-	-	-	-	10,757,296	10,757,296
Comprehensive income:
Net income	-	-	-	2,541,795	-	(1,731,032)	810,763
Foreign currency translation adjustment	-	-	-	-	(772,332)	(809,992)	(1,582,324)
Unrealized loss on securities available for sale	-	-	-	-	(327,219)	-	(327,219)
Total comprehensive income	-	-	-	-	-	-	1,098,780

BALANCE, MARCH 31, 2009 - restated	75,983,205	$760	$52,854,891	$4,437,125	$(1,262,615)	$8,216,272	$64,246,433

Acquisition of subsidiary with non-controlling interest	-	-	-	-	-	381	381

Comprehensive income:
Net loss	-	-	-	(8,386,643)	-	(5,792,300)	(14,178,943)
Unrealized gain on securities available for sale	-	-	-	-	245,623	-	245,623
Foreign currency translation adjustment	-	-	-	-	1,143,461	135,163	1,278,624
Total comprehensive income	-	-	-	-	-	-	(12,654,696)

BALANCE, MARCH 31, 2010 - restated	75,983,205	$760	$52,854,891	$(3,949,518)	$126,469	$2,559,516	$51,592,118
Retirement of common stock	(4)	-	-	-	-	-	-
Comprehensive income:
Net loss		-	-	(15,409,176)	-	(4,347,704)	(19,756,880)
Unrealized gain on securities available for sale	-	-	-	-	206,198	-	206,198
Foreign currency translation adjustment	-	-	-	-	130,123	(371,684)	(241,561)
Total comprehensive income	-	-	-	-	-	-	(19,792,243)

BALANCE, MARCH 31, 2011	75,983,201	$760	$52,854,891	$(19,358,694)	$462,790	$(2,159,872)	$31,799,875

The accompanying notes are an integral part of these audited consolidated financial statements.

EFT HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Year Ended
	March 31, 2011	March 31, 2010	March 31, 2009
		(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$(19,756,880)	$(14,178,943)	$810,763
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,255,415	2,284,127	409,582
Bond premium amortization	9,625	-	-
Stock based compensation	-	-	16,731
Gain from securities available for sale	(119,919)	-	-
Gain from held-to-maturity securities	(243,855)	-	-
Impairment of investment	5,000,000	-	-
Impairment of goodwill	-	8,935,848	-
Impairment of loan receivable	1,567,000	-	-
Impairment of transportation equipment	5,400,000	6,141,261	-
Changes in operating assets and liabilities:
Inventories	483,646	937,231	(1,289,511)
Prepaid expenses and other receivables	228,801	2,407,919	(257,840)
Accounts payable	520,964	(2,399,492)	(1,258,563)
Commission payable	1,966,445	402,439	(5,648,236)
Other liabilities	(418,213)	(300,787)	(1,547,424)
Unearned revenues	8,654,107	682,465	(1,954,590)
Income tax payable	-	-	(305,000)
Net cash provided by (used in) operating activities	4,547,136	4,912,068	(11,024,088)

Cash flows from investing activities:
Assets acquired in acquisition of Digital Development	-	381	-
Investments	(5,000,000)	-	(15,985,269)
Additions to fixed assets	(470,297)	(1,353,248)	(276,654)
Notes receivable - related party	-	1,197,839	(1,897,000)
Advancement to related party	(33,000)	-	-
Refund by related party	33,000	-	-
Purchase of corporate notes	-	(4,800,184)	-
Proceeds from redemption of corporate notes	500,000	-	-
Proceeds from corporate notes	4,497,395	-	-
Purchase of securities available for sale	(10,915,397)	(8,949,324)	-
Proceeds from securities available for sale	4,208,255	-	-
Net cash (used in) investing activities	(7,180,044)	(13,904,536)	(18,158,923)

Cash flows from financing activities:
Restricted cash	-	(193,992)	-
Proceeds from issuance of common stock and warrants	-	-	52,848,489
Net cash provided by (used in) financing activities	-	(193,992)	52,848,489
Effect of exchange rate changes on cash	3,604	31,404	(241,533)
Net increase (decrease) in cash	(2,629,304)	(9,155,056)	23,423,945
Cash, beginning of period	29,434,509	38,589,565	15,165,620
Cash, end of period	$26,805,205	$29,434,509	$38,589,565

Supplemental disclosures of cash flow information:
Income taxes paid in cash	$145,939	$4,505	$2,400

The accompanying notes are an integral part of these audited consolidated financial statements.

EFT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - ORGANIZATION

EFT Holdings, Inc. (“EFT Holdings” or “the Company”), formerly EFT Biotech Holdings, Inc., HumWare Media Corporation, GRG, Inc., Ghiglieri Corporation, Karat Productions, Inc., was incorporated in the State of Nevada on March 19, 1992.

On November 18, 2007, the Company issued 53,300,000 shares of its common stock in connection with a share exchange with the stockholders of EFT BioTech, Inc. (“EFT BioTech”), a Nevada Corporation formed on September 18, 2007 (the “Transaction”), pursuant to which EFT BioTech became a wholly-owned subsidiary of the Company. The 53,300,000 common shares issued included 52,099,000 to pre-capitalization shareholders and 1,201,000 to four directors and officers of EFT BioTech, and represented approximately 87.34% of the Company’s common stock outstanding after the Transaction. Consequently, the stockholders of EFT BioTech owned a majority of the Company's common stock immediately following the Transaction. As EFT Holdings was a non-operating public shell corporation that acquired an operating company, this Transaction was treated as a capital transaction where the acquiring corporation issued stock for the net monetary assets of the shell corporation, accompanied by a recapitalization. The accounting is similar in form to a reverse acquisition, except that goodwill or other intangibles are not recorded. All references to EFT BioTech common stock have been restated to reflect the equivalent numbers of EFT Holdings common shares.

The Company, through its subsidiaries, uses the internet as its “storefront” and business platform to sell and distribute American brand products consisting of 27 different nutritional products, some of which are oral sprays, 21 different personal care products, an environmentally protective automotive product, an environmentally friendly house cleaner and a flip top portable drinking container.

We only sell our products through our website and only to “Affiliates.” Except as through our reverse auction program, to become an Affiliate, a customer must be recommended by another Affiliate, make a minimum purchase of $300, and pay $30 for shipping and handling fees.

On July 25, 2008, the Company loaned $1,567,000 to Yeuh-Chi Liu, a vendor to the Company. The proceeds of the loan were used by Yeuh-Chi Liu to acquire a 3.97% interest in Excalibur International Marine Corporation (“Excalibur”), which was pledged as collateral for the loan. Yeuh-Chi Liu has served as a member of the board of directors of Excalibur since then. On October 25, 2008, EFT Investment Co. Ltd (“EFT Investment”), a subsidiary of the Company, acquired 48.81% of Excalibur’s capital stock.  Due to this combined ownership and the substantial financial support EFT Investment has provided to Excalibur to fund its operations and other factors, EFT Investment is deemed to have a controlling interest in Excalibur as defined by Accounting Standards Codification (”ASC”) Topic 810, Consolidation, which required the Company to consolidate the financial statements of Excalibur.

Historically, Taiwan Vessel Law provided for certain Taiwan shareholding requirements for companies owning ships registered in Taiwan.  For example, a limited liability company owning a ship registered in Taiwan (not operating international liners), like Excalibur, was required to have at least 2/3 of its capital stock owned by Taiwan citizens, violation of which was not subject to fines and/or other penalties.   The Vessel Law was amended in December 2010, and after the amendment, no more than 50% of the capital stock of limited liability companies owning ships registered in Taiwan, like Excalibur, can be owned by non-Taiwan citizens.  Therefore, the Company’s ownership in Excalibur is no longer required to be reduced to 33%, and the Company’s owning of 48.81% of the capital stock of Excalibur is in compliance with applicable law in Taiwan.

In February 2010 the Company assigned the worldwide distribution and servicing rights to a product known as the “EFT-Phone” to Digital Development Partners, a previously unrelated company, in exchange for 79,265,000 shares of Digital’s common stock.  The shares acquired represent approximately 92% of Digital’s outstanding common stock.

The EFT-Phone is a cell phone which uses the Microsoft operating system.  The EFT-Phone has an application that will allow the Company’s Affiliates to access all of their back office sites, including their commission accounts, through which the Affiliates will be able to deposit, withdraw and transfer money to another account or to another Affiliate at no cost.  The worldwide distribution and servicing rights to the EFT-Phone include the right to sell the EFT-Phone to the Company’s affiliates and others.  Digital also acquired the rights to distribute all EFT-Phone accessories. The EFT-Phone is manufactured by an unrelated third party.  Distribution of the EFT-Phone began in July, 2010.

Note 2 - RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements for prior periods, the effects of which are summarized below, to address two issues:

1.	Excalibur:

As described in Note 9, the Company acquired a 48.81% interest in Excalibur on October 25, 2008. The Company initially loaned funds to Excalibur in July 2008 and subsequently has continued to provide Excalibur with loan capital to fund its operations.

The Company initially accounted for its investment in Excalibur under the equity method. As previously disclosed, as a result of damage to Excalibur’s primary asset and a change in Excalibur’s management on January 15, 2010, the Company became responsible for a majority of Excalibur’s gains and losses and, with effect from that date, the Company began to include Excalibur on a consolidated basis as a variable interest entity in the Company’s consolidated financial statements.

As previously disclosed, on July 25, 2008, the Company loaned $1,567,000 to Yeuh-Chi Liu, a vendor to the Company. The proceeds of the loan were used by Yeuh-Chi Liu to acquire a 3.97% interest in Excalibur, which was pledged as collateral for the loan. Yeuh-Chi Liu has served as a member of the board of directors of Excalibur since then. The current status of the loan is discussed in Note 8.

In initially considering whether its investment in Excalibur should be accounted for under the equity method or whether the investment in, and loans to, Excalibur resulted in the Company being the primary beneficiary of a variable interest entity, the Company did not consider the effect of the loan made to Yeuh-Chi Liu. In accordance with ASC 810-10-25-43, in determining whether the Company was the primary beneficiary of Excalibur, the interest in Excalibur held by Yeuh-Chi Liu as a result of the loan made to her by the Company should be treated in the same manner as the Company’s own interests.  As a result, the Company should have concluded that it effectively held control of Excalibur from the time it acquired its interest in Excalibur.

The Company has now restated its financial statements for periods prior to December 31, 2009 to consolidate Excalibur from the time it acquired its interest in Excalibur, rather than accounting for its investment in Excalibur under the equity method.

In reviewing the prior accounting for its interest in Excalibur, the Company also determined that certain errors were made in accounting for its interest in Excalibur and those errors have now been corrected.  These errors related to –

1.1
For the three months ended December 31, 2008, Excalibur recorded a deferred tax benefit for its net operating loss.  Because the realization of the benefit of this net operating loss was not more likely than not, no benefit should have been recognized.

1.2
The Company consolidates Excalibur based on quarterly data for the prior fiscal quarter. For the three months ended March 31, 2009 (Excalibur information for the fiscal quarter ended December 31, 2008) and June 30, 2009 (Excalibur information for the fiscal quarter ended March 31, 2009), the Company did not use the correct periods and partially duplicated Excalibur’s results of operations.

1.3
During the three months ended December 31, 2008, Excalibur previously recorded a prepaid asset of approximately $14.8 million for deposits on two ships purportedly made by certain shareholders of Excalibur. Neither the deposits nor the ships are owned or controlled by Excalibur, and the existence of these deposits is the subject of litigation as described in Note 17. When Excalibur was consolidated beginning on January 15, 2010, this purported prepayment was treated as a stock subscription receivable and excluded from Excalibur’s assets to be consolidated.  However, an exchange loss previously recorded by Excalibur related to these deposits was not adjusted.

1.4	The Company did not consistently adjust Excalibur’s financial statements to reflect the elimination of inter-company interest income and expense.

1.5
Because of Excalibur’s continuing losses, the Company previously considered that the amount by which the carrying value of its investment in Excalibur exceeded the Company’s share of Excalibur’s net assets should be written off. The amount to be written off has been adjusted as a result of the above adjustments.

The effect of each of the above adjustments is summarized below.

	Year Ended	Three Months Ended				Year Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010	March 31, 2010

Net income (loss) attributable to EFT Holdings Inc

Adjustments for -
Deferred tax benefit reversed	$(214,141)	-	-	-	-	-
Duplication of reporting periods	269,355	490,920	-	-	(490,920)	-
Exchange losses related to prepayment	437,322	-	-	-	-	-
Omission of depreciation expenses	(176,029)	-	-	-	-	-
Impairment of goodwill	-	1,080,969	-	-	(1,838,120)	(757,151)
Inter-company interest	98,391	-	-	-	333,554	333,554
Exchange rate differences	(1,765)	(41,663)	(5,946)	1,577	(71,098)	(117,130)
	413,133	1,530,226	(5,946)	1,577	(2,066,584)	(540,727)

Net income (loss) - as previously reported	2,128,662	(407,924)	1,873,715	521,479	(9,833,186)	(7,845,916)

Net income (loss) – as restated	$2,541,795	$1,122,302	$1,867,769	$523,056	$(11,899,770)	$(8,386,643)

2.	Digital Development Partners:

On February 18, 2010, the Company contributed its EFT Phone to Digital Development Partners, Inc., a previously unrelated company, in exchange for 79,265,000 common shares of Digital, representing 91.74% of Digital’s outstanding common stock.  This exchange was part of a re-organization undertaken by Digital in which the existing assets and proposed businesses of Digital were spun-off to Digital’s existing shareholders (excluding the Company) in exchange for the surrender by those shareholders of 20,095,000 shares of Digital’s then-outstanding common stock. In accounting for the transaction with Digital, the Company treated the transaction as a business combination, although as a result of the spin-off of its proposed business and related assets to its existing shareholders, Digital had no continuing business at the time its re-organization and the transaction with the Company were completed.

In accounting for the transaction with Digital in its consolidated financial statements for the three months and the year ended March 31, 2010, the Company incorrectly included $104,153 of expenses incurred by Digital during the three months ended March 31, 2010, which expenses were incurred prior to the transaction with the Company or related to the businesses spun-off to Digital’s prior shareholders.  After accounting for the non-controlling shareholders’ interest in such expenses and recording goodwill of $5,000 previously recorded by Digital, the Company recorded an offsetting net gain of $100,531 in its consolidated statement of operations for the three months ended March 31, 2010. The Company has now restated its consolidated financial statements for the three months and the year ended March 31, 2010 to eliminate the pre-transaction Digital expenses previously recorded and the non-controlling shareholders’ portion thereof, eliminate the pre-existing Digital goodwill recorded, and eliminate the offsetting net gain previously recognized related to the transaction. The net effect of these adjustments on the Company’s net loss for the year ended March 31, 2010 was not material.

The effects of the restatement of the Company’s prior period financial statements for the above matters are summarized below:

	March 31, 2010		March 31, 2009
	As Previously Reported	As Restated	As Previously Reported	As Restated

Current assets
Cash and cash equivalents	$29,434,509	$29,434,509	$38,181,837	$38,589,565
Securities available for sale	9,740,712	9,740,712	508,746	508,746
Inventories	2,971,713	2,971,713	3,908,629	3,908,940
Prepaid expenses	942,192	942,192	2,551,298	2,923,023
Other receivables	96,914	96,914	33,504	1,096,188
Short-term notes receivable – Excalibur	-	-	4,064,717	-
Total current assets	43,186,040	43,186,040	49,248,731	47,026,462

Restricted cash	193,992	193,992	-	-
Property and equipment, net	15,370,975	15,370,975	360,156	22,020,413
Investments in bonds	4,763,165	4,763,165	-	-
Equity method investment – Excalibur	-	-	17,129,314	-
Loans to related parties	1,567,000	1,567,000	1,897,000	1,897,000
Security deposit	658,575	658,575	31,121	50,909
Goodwill	5,000	-	-	8,935,848
	22,558,707	22,553,707	19,417,591	32,904,170

Total assets	$65,744,747	$65,739,747	$68,666,322	$79,930,632

Current liabilities:
Accounts payable	2,346,835	1,424,459	3,610,195	6,424,740
Commission payable	6,380,408	6,380,408	5,977,969	5,977,969
Other liabilities	720,698	720,698	697,583	1,247,851
Unearned revenues	2,673,680	2,673,680	1,991,215	1,991,215
Due to related parties	43,427	43,427	-	42,424
Total current liabilities	12,165,048	11,242,672	12,276,962	15,684,199

Contingent liabilities	2,904,957	2,904,957	-	-

Total liabilities	15,070,005	14,147,629	12,276,962	15,684,199

Stockholders’ equity:

EFT Holdings Inc. stockholders’ equity
Common stock	760	760	760	760
Additional paid-in capital	52,854,891	52,854,891	52,854,891	52,854,891
Retained earnings (deficit)	(3,821,924)	(3,949,518)	4,023,992	4,437,125
Accumulated other comprehensive income (loss)	(469,326)	126,469	(490,283)	(1,262,615)
Total EFT Holdings Inc. stockholders’ equity	48,564,401	49,032,602	56,389,360	56,030,161

Non-controlling interests	2,110,341	2,559,516	-	8,216,272

Total stockholders’ equity	50,674,742	51,592,118	56,389,360	64,246,433

Total liabilities and stockholders’ equity	$65,744,747	$65,739,747	$68,666,322	$79,930,632

	Year Ended March 31, 2010		Year Ended March 31, 2009
	As Previously Reported	As Restated	As Previously Reported	As Restated

Sales revenue, net	$16,776,314	$16,776,314	$12,846,809	$12,846,809
Shipping charge	4,006,080	4,006,080	5,657,625	5,657,625
Transportation income - Excalibur	-	290,772	-	10,774
	20,782,394	21,073,166	18,504,434	18,515,208

Cost of goods sold	4,869,900	4,869,900	5,780,447	5,780,447
Shipping cost	1,224,231	1,224,231	2,204,502	2,204,502
Operating costs - Excalibur	-	3,157,348	-	250,179
	6,094,131	9,251,479	7,984,949	8,235,128

Gross profit	14,688,263	11,821,687	10,519,485	10,280,080

Operating expenses:
Selling, general and administrative expenses	7,093,907	6,960,102	6,564,511	6,979,326
Depreciation	77,110	2,284,127	51,514	409,582
Impairment of transportation equipment	-	6,141,261	-	-
Impairment of goodwill	-	8,935,848	-	-
Royalty expenses	2,059,445	2,059,445	2,313,137	2,313,137
Total operating income (loss)	9,230,462	26,380,783	8,929,162	9,702,045

Net operating income (loss)	5,457,801	(14,559,096)	1,590,323	578,035

Other income (expense)
Interest income	546,471	517,039	1,246,433	1,261,708
Investment income	13,437	13,437	-	-
Loss from equity method investment	(5,744,421)	-	(2,063,686)	-
Equity method investment write-off	(8,178,697)	-	-	-
Foreign exchange gain (loss)	(133,437)	(248,645)	723,357	(1,661,245)
Other income (expense)	88,780	102,827	634,635	634,665
Total other income (expense)	(13,407,867)	384,658	540,739	235,128

Net income (loss) before income taxes and non-controlling interest	(7,950,066)	(14,174,438)	2,131,062	813,163
Income taxes expense	(4,505)	(4,505)	(2,400)	(2,400)
Extraordinary gain	100,531	-	-	-
Net income (loss)	(7,854,040)	(14,178,943)	2,128,662	810,763
Non-controlling interest	8,124	5,792,300	-	1,731,032
Net income (loss) attributable to EFT Holdings Inc.	$(7,845,916)	$(8,386,643)	$2,128,662	$2,541,795

Net income (loss) per common share:
Basic and diluted	$(0.10)	$(0.11)	$0.03	$0.04

Weighted average common shares outstanding	75,983,205	75,983,205	66,637,448	66,637,448

	Three Months Ended		Three Months Ended		Three Months Ended
	June 30, 2009		September 30, 2009		December 31, 2009
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated

Sales revenue, net	$3,989,316	$3,989,316	$5,125,444	$5,125,444	$3,362,196	$3,362,196
Shipping charge	1,054,080	1,054,080	995,490	995,490	965,520	965,520
Transportation income - Excalibur	-	3,281	-	62,376	-	179,394
	5,043,396	5,046,677	6,120,934	6,183,310	4,327,716	4,507,110

Cost of goods sold	960,448	960,448	1,365,484	1,365,483	1,048,913	1,048,913
Shipping cost	301,900	301,900	286,468	286,468	334,879	334,879
Operating costs - Excalibur	-	793,770	-	868,695	-	923,765
	1,262,348	2,056,118	1,651,952	2,520,646	1,383,792	2,307,557

Gross profit	3,781,048	2,990,559	4,468,982	3,662,664	2,943,924	2,199,553

Selling, general and administrative expenses	2,306,319	2,524,505	2,253,548	2,501,530	2,398,664	2,601,802

Net operating income (loss)	1,474,729	466,054	2,215,434	1,161,134	545,260	(402,249)

Other income (expense)
Interest income	164,932	165,054	134,462	134,663	426,577	426,601
Investment loss – 48.81% Excalibur	(1,080,969)	-	-	-	-	-
Loss from equity method investment	(996,734)	-	(514,854)	-	(464,566)	-
Foreign exchange gain (loss)	886	(112,212)	(5,038)	(17,951)	751	(351)
Other income (expense)	29,232	29,232	43,711	43,730	13,457	13,491
Total other income (expense)	(1,882,653)	82,074	(341,719)	160,442	(23,781)	439,741

Net income (loss) before income taxes	(407,924)	548,128	1,873,715	1,321,576	521,479	37,492
Income taxes expense	-	-	-	-	-	-

Net income (loss) before non-controlling interest	(407,924)	548,128	1,873,715	1,321,576	521,479	37,492
Non-controlling interest	-	574,173	-	546,195	-	485,564
Net income (loss) attributable to EFT Holdings Inc.	$(407,924)	$1,122,301	$1,873,715	$1,867,771	$521,479	$523,056

Net income (loss) per common share:
Basic and diluted	$(0.01)	$0.01	$0.02	$0.02	$0.01	$0.01

Weighted average common shares outstanding	75,983,205	75,983,205	75,983,205	75,983,205	75,983,205	75,983,205

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reclassification

Certain amounts have been reclassified to conform with the current period presentation. Specifically, certain amounts previously classified as cash and cash equivalents at March 31, 2010 have been reclassified as securities available for sale.  The amounts reclassified did not have an effect on the Company’s results of operations or stockholder’s equity.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Foreign Currency

The Company’s reporting currency is the U.S. dollar. The Company’s operations in Hong Kong, Taiwan and China use their local currencies as their functional currency. The financial statements of the subsidiaries are translated into U.S. Dollars (USD) in accordance with ASC Topic 830, Foreign Currency Translation. According to ASC 830, all assets and liabilities are translated at the year-end current exchange rate, stockholders’ equity items are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, Reporting Comprehensive Income as a Component of Stockholders’ Equity. Foreign exchange transaction gains and losses are reflected in the statement of operations.

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability is accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed in the footnotes to the financial statements.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid investments with original maturities of three months or less. The Company maintains its accounts in banks and financial institutions in amounts that, at times, may exceed the federally insured limit. Management believes the Company is not exposed to any significant credit risk on those accounts.

Securities Available for Sale

The Company’s investments in corporate notes are classified as available-for-sale and are reported at fair value (based on quoted prices and market prices) using the specific identification method. Unrealized gains and losses, net of taxes, are reported as a component of stockholders’ equity. Realized gains and losses on investments are included in investment and other income, net when realized. Any impairment loss to reduce an investment’s carrying amount to its fair market value is recognized as an expense when a decline in the fair market value of an individual security below its cost or carrying value is determined to be other than temporary.

Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market. Inventory consists of nutritional, personal care, automotive additive, environmentally safe products, portable drinking containers and EFT-Phone. The Company has two warehouses, one in City of Industry, CA and the other in Kowloon, Hong Kong. On a quarterly basis, the Company’s management reviews inventory levels in each country for estimated obsolescence or unmarketable items, as compared with future demand requirements and the shelf life of the various products. Based on this review, the Company records inventory write-downs when costs exceed expected net realizable value. Historically, the Company’s estimates of obsolete or unmarketable items have been insignificant.

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

For the three years ended March 31, 2011, depreciation expenses were $1,255,415, $2,284,127 and $409,582 respectively.

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC Topic 360. ASC Topic 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. The Company has recorded an impairment loss of $5.4 million on the transportation equipment of Excalibur for the year ended March 31, 2011 because the net book value of the equipment has exceeded its market value.

Fair Value of Financial Instruments

ASC Topic 825 requires the Company to disclose the estimated fair values of financial instruments. The carrying amounts reported in the Company’s consolidated balance sheets for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value due to the short-term maturity of these instruments.

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

Refer to Note 4, “Fair Value Measurements” for additional information on ASC Topic 820.

Stock-Based Compensation

ASC Topic 718 requires companies to recognize in the statement of operations the grant date fair value of stock options and other equity-based compensation issued to employees.

Stock Issued to Officers or Employees

During the three years ended March 31, 2011, the Company did not issue any stock options or warrants to its officers or employees nor were there any outstanding warrants or options held by officers or employees as of March 31, 2011.

Stock Issued for Services

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from persons other than employees in accordance with ASC Topic 505. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of performance commitment or completion of performance by the provider of goods or service as defined by ASC Topic 505.

Revenue / Unearned Revenue

The Company’s revenue recognition policy is in accordance with the requirements of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, (“SAB 104”), ASC Topic 605, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) and other applicable revenue recognition guidance and interpretations. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Transportation income is generated from transporting passengers and cargo and is recognized when passengers and cargo are conveyed to the destination port. Payments received before all relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.  Commissions paid to the Company’s Affiliates are considered to be a reduction of the selling prices of its products, and are recorded as a reduction of revenue. The Company policy is to pay out commission to Affiliates upon receipt of sales orders even before revenue can be recognized.

Unearned Revenues consist of cash received in advance for goods to be delivered at a future date. The Company records the payments received from Affiliates as a liability until the products are delivered. Sales are recorded when the products are delivered.

In 2009, the Company developed a “reverse auction” program as a means of attracting younger members who typically would not otherwise become an Affiliate. The reverse auction is unlike an ordinary auction, also known as a forward auction, where bidders bid the price up and the highest bidder wins that product at the conclusion of bidding. In a reverse auction the objective is to bid the price of a product down.

Cars, laptop computers, cameras, television sets and many other products are offered through the reverse auction program at starting bid prices which are typically set at 25% of the manufacturer’s suggested retail price.

To participate in the reverse auction, one must initially purchase 300 bids at a price of $1.00 per bid. The purchase of the 300 bids automatically qualifies the purchaser as an Affiliate, and no purchase of the Company’s products is required. All bids are non-refundable once purchased.

Once the reverse auction for a particular product begins, participants can, through a designated website, enter a bid for the product. Each $1.00 bid lowers the price of the product by $0.01. At the conclusion of the auction, the person who entered the last bid is entitled to buy the product at the price reduced by the auction process. The Company only recognizes revenue for the price a bidder pays to purchase relevant bids when the bidder places such bids on an auction product.

For the two years ended March 31, 2011, the reverse auction program generated revenues of $3,092,128 and $1,233,005 respectively.

Warranty

The Company generally does not provide customers with right of return, but does provide a warranty, entitling the purchaser to a replacement of defective products within six months from the date of sale.  Historically, warranty costs have not been material. Factors that affect the Company’s warranty liability include the number of products currently under warranty, historical and anticipated rates of warranty claims on those products, and cost per claim to satisfy the warranty obligation. Other factors are less significant due to the fact that the warranty period is only six months and replacement products are already in stock or available at a pre-determined price. The anticipated rate of warranty claims is the primary factor impacting the estimated warranty obligation. Warranty claims are relatively predictable based on historical experience. Warranty reserves are included in other liabilities and the provision for warranty accruals is included in cost of goods sold in the Consolidated Statements of Operations. Management reviews the adequacy of warranty reserves each reporting period based on historical experience. The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its limited warranty. If actual results differ from the estimates, the Company revises its estimated warranty liability.

As of March 31, 2011, the Company’s estimated warranty expense was as follows:

Products sold for
0-2 months	2% of cost
3-4 months	1.5% of cost
5-6 months	1% of cost

Shipping Costs

The Company’s shipping costs are included in cost of sales for all periods presented.

Marketing Expenses

On January 1, 2009, EFT International Limited, a wholly-owned subsidiary of EFT Holdings, Inc., entered into a contract with ZR Public Relation Consultant Ltd. (the Consultant), which provides public relations consulting services in Asia.  In consideration of the services rendered by the Consultant, EFT International Limited pays 5% of total commission payout for each fiscal year.  For the three years ended March 31, 2011, consultant expense for EFT International Limited was $1,524,866, $ 1,279,307 and $1,771,944 respectively.

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

The following table shows the weighted-average number of potentially dilutive shares excluded (since they were anti-dilutive) from the diluted net income per share calculation for the three years ended March 31, 2011:

	Year Ended March 31,
	2011	2010	2009

Weighted average warrants outstanding	14,890,040	14,890,040	14,890,040
Total	14,890,040	14,890,040	14,890,040

Historical Numerator:
Net income (loss) attributable to EFT Holdings, Inc	$(15,409,176)	$(8,386,643)	$2,541,795

Denominator:
Weighted-average shares used for basic and diluted net income per share	75,983,203	75,983,205	66,637,448
Basic and diluted net income (loss) per share	$(0.20)	$(0.11)	$0.04

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions, but several of its bank accounts exceed the federally insured limit. The Company’s accounts receivable are constantly at a marginal to zero dollar ($0) level and its revenues are derived from orders placed by consumers located anywhere in the world over the Company’s designated internet portal. The Company maintains a zero dollar ($0) allowance for doubtful accounts and authorizes credits based upon its customers’ historical credit history. The Company routinely assesses the credits authorized to its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

Recent accounting pronouncements

The following Accounting Standards Codification Updates have recently been issued, or will become effective, after the end of the period covered by these financial statements:

Pronouncement	Issued	Title

ASU No. 2010-26	October 2010
Financial Services—Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force)

ASU No. 2010-27	December 2010	Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers (a consensus of the FASB Emerging Issues Task Force)

ASU No. 2010-28	December 2010
Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force)

ASU No. 2010-29	December 2010	Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force)

ASU No. 2011-01	January 2011	Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20

ASU No. 2011-02	April 2011	Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring

ASU No. 2011-03	April 2011	Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements

ASU No. 2011-04	May 2011	Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)

ASU No. 2011-05	June 2011	Comprehensive Income (Topic 220): Presentation of Comprehensive Income

To the extent appropriate, the guidance in the above Accounting Standards Codification Updates is already reflected in our consolidated financial statements and management does not anticipate that these accounting pronouncements will have any material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, an amendment to ASC Topic 220, “Comprehensive Income”, which provides the entity has the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.   This topic will be effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011 for public entities, early adoption is permitted but the Company does not believe that the adoption of the amendments to ASC 220 will have a material effect on its financial statements.

In May 2011, the FASB issued ASU 2011-04, an amendment to ASC Topic 820 “Fair Value Measurement”, which the amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify FASB’s intent about the application of existing fair value measurement requirement, including (1) specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities; (2) requirements specific to measuring the fair value of instrument classified in a reporting entity’s shareholders equity, such as equity interest issued as consideration in a business combination; and (3) clarifying that a reporting entity should disclose quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy.

Other amendments change particular principles or requirements for measuring fair value or for disclosing information about fair value measurements, including (1) permitting an exception to the requirements in Topic 820 for measuring fair value when a reporting entity manages its financial instruments on the basis of its net exposure, rather than its gross exposure, to those risks; (2) clarifying that the application of premiums and discount in a fair value measurement is related to the unit of account for the asset or liability being measured at fair value; and (3) requiring additional disclosures about fair value measurements. This topic will be effective for periods beginning after December 15, 2011, early adoption is not permitted. The Company does not believe that the adoption of the amendments to ASC 820 will have a material effect on its financial statements.

In December 2010, the FASB issued ASU 2010-29, an amendment to ASC Topic 805, “Business Combinations”, which provides clarification that if a public entity presents comparative financial statements, it should disclose revenue and earnings of the combined entity as though the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosure to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This topic will be effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not believe that the adoption of the amendments to ASC 805 will have a material effect on its financial statements.

In December 2010, the FASB issued ASU 2010-28, an amendment to ASC Topic 350 “Intangibles-Goodwill and Other” which modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The amendment requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This topic will be effective for periods beginning after December 15, 2010, early adoption is not permitted. The Company does not believe that the adoption of the amendments to ASC 350 will have a material effect on its financial statements.

Note 4 - FAIR VALUE MEASUREMENTS

ASC Topic 820 defines fair value, establishes a framework for measuring fair value and enhances disclosure requirements for fair value measurements. This topic does not require any new fair value measurements. ASC Topic 820 defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC Topic 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1—	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 —	Other inputs that are directly or indirectly observable in the marketplace.

Level 3 —	Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In accordance with ASC Topic 820, the Company measures its securities available for sale at fair value. The securities available for sale are classified within Level 1 since they are valued using quoted market prices.

The Company does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis at March 31, 2011 and 2010.

Assets measured at fair value are summarized below:

March 31, 2011
Level 1
	Quoted Prices	Level 2
	in Active	Significant	Level 3
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
Securities available for sale
- Corporate notes	$16,773,970	$-	$-	$16,773,970

Total assets measured at fair value	$16,773,970	$-	$-	$16,773,970

March 31, 2010
Level 1
	Quoted Prices	Level 2
	in Active	Significant	Level 3
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
Securities available for sale	$9,740,712	$-	$-	$9,740,712
Total assets measured at fair value	$9,740,712	$-	$-	$9,740,712

Note 5 - RESTRICTED CASH

On August 20, 2009, Taiwan Taipei district court froze Excalibur’s cash of $193,992 as a result of a lawsuit filed by Marinteknik Shipbuilders (S) Pte Ltd (a Singapore company) against Excalibur in the Taiwan Taichung District Court.  The lawsuit claims Excalibur owes service fees and out-of-pocket expenses of $249,731 to Marinteknik Shipbulider (S) PTE Ltd.

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	March 31,
	2011	2010

Construction in progress	$980,656	$804,410
Transportation equipment	11,611,785	17,065,379
Leasehold improvements	507,831	418,582
Automobiles	239,097	154,724

Computer equipment	162,198	144,696
Furniture & fixtures	93,939	68,461
Machinery and equipment	118,145	49,903
	13,713,651	18,706,155
Less: Accumulated depreciation	(4,990,877)	(3,335,180)
	$8,722,774	$15,370,975

At March 31, 2011, expenditures of $980,656 had been incurred for construction of a water filter plant for bottled water in Baiquan, China. The Company will begin depreciating the water filter plant when it is placed in service.

Note 7 – HELD-TO-MATURITY SECURITIES

The following table summarizes realized gains related to the Company’s investments in corporate notes designated as held to maturity as of March 31, 2011:

Corporate notes:	Net Carrying Value	Sales Proceeds	Gross realized gain

Long-term held-to-maturity securities:
Due after one year through five years	$1,478,480	$1,573,015	$94,535
Due after five years through ten years	1,068,875	1,151,275	82,400
Due after ten years	1,706,185	1,773,105	66,920
Total	$4,253,540	$4,497,395	$243,855

The Company realized a gain of $243,855 on the sale of all of its investments in corporate notes during the year ended March 31, 2011. These notes were sold in order to preserve the Company’s principal, as most of the notes were downgraded by investment rating agencies.

The following table summarizes unrealized gains and losses related to the Company’s investments in corporate notes designated as held to maturity as of March 31, 2010:

Corporate notes:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term held-to-maturity securities:
Due in one year or less	$507,885	$4,505	$-	$512,390
Total	$507,885	$4,505	$-	$512,390

Long-term held-to-maturity securities:
Due after one year through five years	$1,482,874	$27,491	$-	$1,510,365
Due after five years through ten years	1,065,519	-	(15,924)	1,049,595
Due after ten years	1,706,887	13,771	-	1,720,658
Total	$4,255,280	$41,262	$(15,924)	$4,280,618

Note 8 - LOANS TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The Board of Directors of the Company approved a non-interest bearing demand loan in the amount of $1,567,000 on July 25, 2008 to Yeuh-Chi Liu, a vendor to the Company. The $1,567,000 loan was used by Yeuh-Chi Liu to purchase a 3.97% ownership interest in Excalibur (see Note 9) and is collateralized by that interest.  Yeuh-Chi Liu has served as a member of the board of directors of Excalibur since then. The Company does not expect that this loan will be repaid and the loan was written off as of December 31, 2010. The Company has not yet enforced its interest in the collateral.

We use the “EFT” name, a trademark owned and licensed to us by EFT Assets Limited.  We are required to pay an annual royalty to EFT Assets equal to a percentage of our gross sales for the previous fiscal year.  The percentage is 5% for the first $30 million in gross sales, 4% for the $10 million in gross sales in excess of $30 million, 3% for the $10 million in gross sales in excess of $40 million; 2% for the $10 million in gross sales in excess of $50 million; and 1% for the $10 million in gross sales in excess of $60 million.  EFT Assets Limited is owned by a number of persons, including Wendy Qin.  Ms. Qin is the sister of Jack Jie Qin, our President.  During the years ended March 31, 2011, 2010 and 2009 we paid EFT Assets Limited $2,001,681, $2,059,445 and $2,313,137 in royalties.

In March 2010, one of the Company’s subsidiaries, EFT International Ltd., entered into a consultancy agreement with JFL Capital Limited, a company in which Wendy Qin serves as a director and is one of the principal shareholders. Under this agreement, EFT International Ltd. engaged JFL Capital Limited to provide EFT International Ltd. consultancy service on administration, financial matters, corporate planning and business development commencing from April 1, 2010.  The agreement may be terminated by either party on three months’ written notice. For the year ended March 31, 2011, EFT International Ltd. paid JFL Capital Limited $315,000. As from April 1, 2011, the annual fee will be increased at the rate of $15,000 each year.

The Company rents a 6,500 square foot office space for its satellite training center in Hong Kong. This office is located at Langham Office Tower, 8 Argyle Street, Suite 3706, Kowloon, Hong Kong SAR.  This space is leased commencing on March 31, 2007 and expiring on March 31, 2012. The leased space is owned by a number of persons, including Wendy Qin, the sister of Jack Jie Qin, our President. Pursuant to the lease, there is no rent for the first two years. Commencing on the third year of the lease, the monthly rent is $50,000.  During the years ended March 31, 2011, 2010 and 2009 we paid the lessor $377,892, $379,355 and $362,271 in rental.

Note 9 – EXCALIBUR

On October 25, 2008, the Company through its wholly-owned subsidiary, EFT Investment, acquired a 48.81% equity interest in Excalibur for $19,193,000. The Company initially loaned funds to Excalibur in July 2008 and subsequently has continued to provide Excalibur with loan capital to fund its operations.

As disclosed in Note 8, on July 25, 2008, the Company loaned $1,567,000 to Yeuh-Chi Liu, a vendor to the Company. The proceeds of the loan were used to acquire a 3.97% interest in Excalibur, which was pledged as collateral for the loan. Yeuh-Chi Liu has served as a member of the board of directors of Excalibur since then. In accordance with ASC 810-10-25-43, the interest in Excalibur held by Yeuh-Chi Liu as a result of the loan made to her by the Company should be treated in the same manner as the Company’s own interest. As a result, the Company has concluded that it effectively held control of Excalibur and has consolidated Excalibur beginning at the time the Company acquired its ownership interest.

The Company consolidates Excalibur based on a three-month lag with the Company’s reporting periods. All inter-company accounts and transactions were eliminated in consolidation. The following table provides a summary of balance sheet information for Excalibur as of December 31, 2010 and 2009, which is consolidated in the Company’s financial statements as of March 31, 2011 and 2010:

	Excalibur International Marine Corporation
	December 31, 2010		December 31, 2009
	NTD*	USD	NTD	USD
Total assets	275,825,320	8,059,124	480,601,504	14,907,918
Total liabilities	357,481,305	12,247,563	319,434,380	9,908,629
Net assets	(81,655,985)	(4,188,439)	161,167,124	4,999,289
48.81% ownership	(39,856,286)	(2,044,377)	78,665,673	2,440,153
*NTD: New Taiwan Dollar

The following is the shareholder list of Excalibur as of March 31, 2011:

Excalibur International Marine Corp. Shareholders’ List
Shareholders’ Name	# of shares	%
EFT Investment	58,567,750	48.81
Yeuh-Chi Liu	4,766,000	3.97
		52.78
Lu, TsoChun	10,000,000	8.33
Chiao, Jen-Ho	8,200,000	6.83
Lin, Ming-i	5,170,000	4.31
Wang Zhi Yun	5,000,000	4.17
Wen Investment	4,000,000	3.33
Steve Hsiao	3,938,250	3.28
Others	20,358,000	16.97
Total	120,000,000	100

On August 8, 2010, Excalibur’s ship, the OceanLaLa was damaged when sailing in the Taiwan Strait.  As a result of the damage suffered, the OceanLaLa has been taken out of service.  As a result of the damage, management estimated that the net book value of the equipment exceeded its market value and an impairment loss of $5.4 million has been provided during the year ended March 31, 2011.

Additional information concerning Excalibur is included in Notes 13 (Contingent Liabilities) and 17 (Litigation).

Note 10- INVESTMENT IN CTX VIRTUAL TECHNOLOGIES

In July 2010 the Company lent $5,000,000 to CTX Virtual Technologies, Inc. The loan to CTX was unsecured, bore interest at 8% per year and had a term of one year to July 26, 2011.  At any time during the one-year term, the Company could at its option convert the loan into 8,474,576 units, with each unit consisting of one share of CTX’s common stock and one warrant. Each warrant allows the Company to purchase one additional share of CTX’s common stock at a price of $1.00 at any time on or before June 23, 2015. At any time after January 26, 2011 and before July 26, 2011, CTX could, at its option, cause the loan to be converted into the same 8,474,576 units.

On March 12, 2011, CTX elected to convert the full principal amount of $5,000,000 into 8,474,576 units and paid the Company in full all accrued and unpaid interest owing. The common stock of CTX is quoted on the Pink OTC market. On March 31, 2011, the closing market price of CTX common stock, as reported by NASDAQ, was $1.93. However, this company’s common stock is very thinly traded and, as reported by NASDAQ, a total of 174,487 common shares were traded during the year ended March 31, 2011 at an average price (based on reported closing prices) of $1.21. Because of the lack of a sufficiently active market, the Company does not believe that quoted market prices for CTX’s common stock are a reliable indicator of fair value.  Despite repeated inquires and requests to CTX for current financial information that would allow us to assess the recoverability of our investment, we have not been able to obtain any information to enable us to assess the fair value of this investment. Accordingly, management concluded that it would be prudent to conclude, in the absence of persuasive evidence to the contrary, that the investment should be considered impaired and therefore the Company has provided an impairment loss of $5,000,000 during the quarter ended March 31, 2011.

Note 11 - OTHER LIABILITIES

Other liabilities consist of the following:
	March 31 , 2011	March 31, 2010

Payroll liabilities	35,834	645,900
Warranty liabilities	88,784	43,346
Accrued expenses	88,353	-
Others	91,058	31,452
	$304,029	$720,698

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its limited warranty. Changes in the warranty liability for standard warranties which are included in current liabilities on the Company’s Consolidated Balance Sheets are presented in the following tables:

	March 31, 2011	March 31, 2010
Warranty liability as at beginning of period, current	$43,346	$51,684
Cost accrued/(reversal) of costs	59,312	(8,338)
Service obligations honored	(13,874)	-
Warranty liability as at end of period, current	$88,784	$43,346

Note 12 – DUE TO RELATED PARTIES

	March 31, 2011	March 31, 2010
Amount due to related parties:	$47,995	$43,427

The above amounts are due to Steve Hsiao, a shareholder of Excalibur.

Note 13 - CONTINGENT LIABILITIES

The Company’s controlled subsidiary, Excalibur, purchased the vessel “OceanLaLa” from a British Virgin Islands (“BVI”) company, Ezone Capital Co. Ltd., in 2008. The purchase price was NTD 708,000,000 ($21,961,660). The vessel was delivered to Excalibur and registered as owned by Excalibur at the end of 2008. The last payment of NTD 77,840,000 ($2,670,881) is still under dispute as Excalibur believes that certain special equipment relating to the OceanLaLa, including special tooling, was not delivered at the time of sale and that Ezone’s director was not acting in good faith and involved in self-dealing.

Gu Zong-Nan (former vice general manager of Excalibur) filed a lawsuit against Excalibur in the Taiwan Shihlin District Court on June 2, 2009, claiming unpaid salary.  The court found that there was a valid agreement between the parties that provided the salary owed by Excalibur did not need to be paid until Excalibur made a profit from its business operations.  Although Excalibur has not been profitable since its inception, a contingent liability of NTD 1,050,000 ($32,528) was recorded.

Note 14 – STOCKHOLDERS’ EQUITY

Common stock

As of March 31, 2011 the Company had 4,975,000,000 shares of common stock authorized and 75,983,201 shares issued and outstanding.

The Company did not issue any shares of common stock during the year ended March 31, 2011.

Warrants

Between January and August 2008, the Company sold 14,890,040 Units to non-U.S. residents at a price of $3.80 per Unit.  Each Unit consisted of one share of the Company’s common stock and one warrant.  Each warrant allows the holder to purchase one share of the Company’s common stock at a price of $3.80 per share at any time prior to November 30, 2010. As the only settlement option for the warrants is physical settlement, in which the party designated in the contract as the buyer delivers the full stated amount of cash to the seller, and the seller delivers the full stated number of shares to the buyer, the Company accounted for the warrants as permanent equity and recorded the value of the warrants in additional paid in capital.

On September 2, 2010, the Company’s Board of Directors resolved to extend the expiration date of the warrants to November 30, 2011.  Using a binomial option model, the exercise price of the warrants of $3.80 per share, the market value of the Company’s common stock on September 2, 2010 of $2.45 per share, estimated volatility of 85% based on the Company’s historical volatility, a risk-free rate of 0.31% and an assumed dividend rate of zero, the effect of extending the expiration date of the warrants was to increase their value by approximately $7,506,000. Because the warrants are accounted for as equity instruments, the cost associated with extending the expiration date of the warrants is considered to be a cost of capital and therefore had no net effect on the Company’s stockholders’ equity.

The Company has the right, but not the obligation to redeem the warrants, on a pro rata basis, at a purchase price of $0.00001 per warrant within thirty days from the tenth consecutive trading day that the closing sales price, or the average of the closing bid and asked price, of the Company’s common stock on the OTC or any public securities market within the United States (“the U.S.”), is at least $11.00 per share.

As of March 31, 2011, the Company’s subsidiary Digital Development Partners Inc. has 2,000,000 common stock warrants outstanding, and 330,665 Series A and 330,665 Series B warrants outstanding, which are accounted for as equity instruments.  The 2,000,000 warrants expire on June 1, 2014 and permit the holders to purchase one share of Digital’s common stock at an exercise price of $1.00 per share. The Series A and Series B warrants expire on September 30, 2014 and permit the holders to purchase one share of Digital’s common stock at an exercise price of $1.00 per share and $1.25 per share, respectively.

Note 15 - INCOME TAXES

The Company was incorporated in the U.S and has operations in four tax jurisdictions - the United States, the Hong Kong Special Administrative Region (“HK SAR”), Taiwan, and the BVI.

The Company generated substantially all of its net income from its BVI operations for the three years ended March 31, 2011.  According to BVI tax law this income is not subject to any taxes. The Company’s HK SAR subsidiaries had no taxable income in the respective periods. The deferred tax assets for the Company’s US operations and HK SAR subsidiaries were immaterial for the three years ended March 31, 2011.

The Company’s Taiwan subsidiary, Excalibur, is subject to a 17% standard enterprise income tax based on its taxable net profit. Excalibur has incurred net accumulated operating losses for income tax purposes and believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, it has provided full valuation allowance for the deferred tax assets arising from the losses as of March 31, 2011 and 2010.

The income tax expenses consist of the following:

	Year Ended March 31,
	2011	2010	2009
Current:
Domestic	$2,400	$2,506	$2,400
Foreign	-	1,999	-
Provision for prior years	66,800	-	-
Deferred	-	-	-
Income tax expenses	$69,200	$4,505	$2,400

A reconciliation of income taxes, with the amount computed by applying the statutory federal income tax rate (37% for the three years ended March 31, 2011) to income before income taxes for the three years ended March 31, 2011, is as follows:
	Year Ended March 31,
	2011	2010	2009

Income tax at U.S. statutory rate	$(5,701,395)	$(3,103,058)	$940,464
State tax	2,400	2,506	2,400
Indefinitely invested earnings / incurred losses of foreign subsidiaries	5,695,474	3, 101,717	(949,847)
Nondeductible expenses	5,921	3,340	9,383
Provision for prior years	66,800	-	-
Income tax expenses	$69,200	$4,505	$2,400

The Company does not have any uncertain tax positions. In accordance with ASC Topic 740, interest associated with unrecognized tax benefits are classified as income tax and penalties are classified in selling, general and administrative expenses in the statements of operations. For the three years ended March 31, 2011, the Company did not have any unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

Note 16 - COMMITMENTS

Executive Offices

The Company leases 3,367 square feet of space in California that serves as its principal executive offices.  The lease expires in February 2013.  The monthly rent for the fiscal years ended March 31, 2011, 2012 and 2013 is $9,090, $9,454 and $9,832, respectively.

Operating Lease

The Company rents office space for its satellite training center in Hong Kong.  The lease provides for free rent in the first two years and monthly lease payments approximating $50,000 starting the beginning of the third year and expires on March 31, 2012.  Expensing the 5-year total rent evenly over the life of the lease, the future minimum lease payments under the operating lease are as follows:

Year Ending March 31,

2012	360,000
2013	90,000

The Company rents storage space for its satellite training center in Hong Kong.  The lease provides for monthly lease payments approximating $900 starting on January 4, 2011 and expiring on January 3, 2013.  Future minimum lease payments under the operating lease as of March 31, 2011 approximate the following:

Year Ending March 31,

2012	10,800
2013	8,100

Total rent expenses for the three years ended March 31, 2011 were $723,060, $653,402 and $494,487 respectively.

Employment Agreements

Jack Jie Qin

On January 1, 2009, the Company entered into an employment agreement with Jack Jie Qin, the Company’s President and Chief Executive Officer. The employment agreement has an initial term of seven years, and will be automatically extended, without any action on the part of Mr. Qin or the Company, for additional, successive one-year periods. The agreement may be terminated by either party on 60 days written notice.

During the initial seven year period of the agreement, the Company will pay Mr. Qin an annual base salary of $200,000 per year for the first calendar year. In each subsequent calendar year during the term of the agreement, the Company will pay Mr. Qin an annual base salary determined by the compensation increase scale as reviewed and approved by the Company’s Board of Directors Compensation Committee and approved by the Company’s Board of Directors. Mr. Qin is eligible to receive an annual base salary adjustment in each subsequent calendar year as a cost of living increase at 10% per annum. Mr. Qin is also eligible to receive an annual bonus pursuant to the executive bonus scale in effect for executive employees of the Company.

Mr. Qin’s employment agreement also specifies that he is entitled to a minimum of two weeks of paid vacation per year and insurance and other benefits customarily provided to the Company’s executives.  In the event that Mr. Qin’s employment is terminated without cause by the Company or if Mr. Qin terminates the agreement for good reason, or if, following a change in control, Mr. Qin’s employment is terminated or not renewed, the Company has agreed to pay Mr. Qin an amount equal to twice the total of his annual base salary and his target bonus as established by the Compensation Committee and to maintain his benefits for a period of two years. At the expiration of the initial term of the agreement or any successive one-year renewal period, if the Company elects not to renew the agreement, the Company has agreed to pay Mr. Qin an amount equal to the total of his annual base salary and his target bonus as established by the Compensation Committee and to maintain his benefits for a period of one year.

Jeffery Cheung

On December 20, 2010, we entered into an employment letter with Jeffery Cheung, the Company’s Principal Financial and Accounting Officer.  Mr. Cheung was initially employed as the Company’s Vice President, Finance and, following a successful probationary period, was appointed as the Company’s Principal Financial and Accounting Officer on March 21, 2011.

As the Company’s Chief Financial Officer, Mr. Cheung is entitled to a monthly salary of HK$100,000. Mr. Cheung is entitled to an annual performance bonus, and his salary will be adjusted annually at the sole discretion of the Company. Mr. Cheung’s employment agreement also specifies that he is entitled to 12 days of paid vacation per year, which was revised to 14 days thereafter, and other benefits customarily provided to the Company’s executives.

Mr. Cheung’s employment agreement may be terminated by either party on two month’s written notice.

Pyng Soon

On January 1, 2009, the Company entered into an employment agreement with Pyng Soon, the Company’s General Counsel. The employment agreement has an initial term of three years, and will be automatically extended, without any action on the part of Mr. Soon or the Company, for additional, successive one-year periods. The agreement may be terminated by either party on 60 days written notice.

During the initial three year period of the agreement, the Company will pay Mr. Soon an annual base salary of $123,000 per year for the first calendar year. In each subsequent calendar year during the term of the agreement, the Company will pay Mr. Soon an annual base salary determined by the compensation increase scale as reviewed and approved by the Company’s Board of Directors Compensation Committee and approved by the Company’s Board of Directors. Mr. Soon is eligible to receive an annual base salary adjustment in each subsequent calendar year as a cost of living increase at 10% per annum. Mr. Soon is also eligible to receive an annual bonus pursuant to the executive bonus scale in effect for executive employees of the Company.

Mr. Soon’s employment agreement also specifies that he is entitled to a minimum of three weeks of paid vacation per year and insurance and other benefits customarily provided to the Company’s executives.  In the event that Mr. Soon’s employment is terminated without cause by the Company or if Mr. Soon terminates the agreement for good reason, or if, following a change in control, Mr. Soon’s employment is terminated or not renewed, the Company has agreed to pay Mr. Soon an amount equal to twice the total of his annual base salary and his target bonus as established by the Compensation Committee and to maintain his benefits for a period of two years. At the expiration of the initial term of the agreement or any successive one-year renewal period, if the Company elects not to renew the agreement, the Company has agreed to pay Mr. Soon an amount equal to the total of his annual base salary and his target bonus as established by the Compensation Committee and to maintain his benefits for a period of one year.

Consultancy Agreement

In March 2010, one of the Company’s subsidiaries, EFT International Ltd., entered into a consultancy agreement with JFL Capital Limited, a company in which Wendy Qin, the sister of Jack Jie Qin, our President, serves as a director and is one of the principal shareholders. Under this agreement, EFT International Ltd. engaged JFL Capital Limited to provide EFT International Ltd. consultancy service on administration, financial matters, corporate planning and business development commencing from April 1, 2010. The agreement may be terminated by either party on three months’ written notice. For the year ended March 31, 2011, EFT International Ltd. paid JFL Capital Limited $315,000. As from April 1, 2011, the annual fee will be increased at the rate of $15,000 each year.

Note 17 - LITIGATION

In October 2008, the Company acquired, through a wholly-owned subsidiary, 48.81% of the capital stock of Excalibur International Marine Corporation, a Taiwan corporation, for $19,193,000.  Excalibur owns a high speed ship which, until August 2010, transported passengers and cargo between Taiwan and mainland China through the Taiwan Strait.  Excalibur’s ship, the OceanLaLa, was capable of carrying up to 370 passengers and 630 tons of cargo.

Excalibur purchased the OceanLaLa from Ezone Capital Co. Ltd., prior to its acquisition by the Company.  The last payment of NTD 77,840,000 ($2,670,881) was withheld by Excalibur since Excalibur believed that special tooling was not delivered at the time of sale and that Ezone’s director was not acting in good faith and was involved in self-dealing.

EFT Investment Co. Ltd. filed a lawsuit against Jiao Ren-Ho (former chairman of Excalibur) in the Taiwan Shihlin District Prosecutors office on February 12, 2010. EFT Investment Co. Ltd. alleges, among other things, that Jiao Ren-Ho committed the offences of capital forging, fraud, breach of trust, and document fabrication.

EFT Investment Co. Ltd. filed a lawsuit against Chang Hui-Ying, Excalibur’s former accountant in the Taiwan Shihlin District Prosecutors office in March 2010. The claims of EFT Investment Co. Ltd. against Chang Hui-Ying are based upon the audit of Excalibur’s financial statements by Chang Hui-Ying. EFT Investment Co. Ltd. alleges, among other things, that Chang Hui-Ying committed the offences of capital forging, fraud, breach of trust, and document fabrication.

EFT Investment Co. Ltd. filed a lawsuit against Hsiao Zhong-Xing (former general manager of Excalibur) and Lu Zhuo-Jun (former vice general manager of Excalibur) (collectively "Defendants") in the Taiwan Shihlin District Prosecutors office on October 1, 2010. EFT Investment Co. Ltd. alleges, among other things, that Defendants committed the offences of capital forging, fraud, breach of trust, and document fabrication.

Gu Zong-Nan (former vice general manager of Excalibur) filed a lawsuit against Excalibur in the Taiwan Shihlin District Court on June 2, 2009, claiming unpaid salary and severance payments. In April 2010, the Taiwan Shihlin District Court denied the claims as the court found that (i) there was a valid agreement between the parties that provided the salary owed by Excalibur would not be paid until Excalibur makes profit from its operations and (ii) Gu Zong-Nan held a managerial position in Excalibur and as a result is not entitled to any severance payment according to the Labor Standard Law of Taiwan.  Excalibur has suffered net losses since inception, however, a contingent liability for the unpaid salary remains.

Marinteknik Shipbuilders (S) Pte Ltd. (a Singapore company) filed a lawsuit against Excalibur in the Taiwan Taichung District Court on July 9, 2009 for unpaid service fees and out-of-pocket expenses of NTD8,050,832 (approximately $280,000).  On August 20, 2009, the Taiwan Taipei district court froze Excalibur’s cash of $193,992 in response to the suit. The final resolution of this case is pending. However, a contingent liability for the restricted cash has remained.

Jiao Ren-Ho (former chairman of Excalibur) filed a lawsuit against Excalibur in the Taiwan Shihlin District Court claiming Excalibur’s special meeting of shareholders held on January 12, 2010, and the actions taken at the meeting, including the removal of Mr. Jiao as an officer and the chairman of Excalibur, were unlawful.  Monetary damages were not claimed in the suit. On October 12, 2010, the Shihlin District Court rendered its judgment in favor of Excalibur, ruling that Excalibur’s special meeting of shareholders held on January 12, 2010 and the actions taken at the meeting, including the removal of Mr. Jiao as an officer and the chairman of Excalibur were lawful.  Subsequently, Mr. Jiao has filed an application to the Court of Appeal in Shihlin District Court to review the lower court’s decision.

On August 2, 2010 the Company commenced a legal proceeding against Marinteknik Shipbuilders (S) Pte Ltd., and three other persons in the High Court of the Republic of Singapore alleging fraud, misrepresentation, and deceit on the part of the defendants with respect to Excalibur’s purchase of the OceanLaLa. The Company claims that the wrongful actions of the defendants resulted in damages of $19,000,000 to the Company.

On August 18, 2010 Excalibur received a statement of claim (equivalent to a complaint in the US) from Ezone Capital Co., Ltd., demanding approximately 2,000,000 Euros (approximately $2,800,000) for the unpaid balance of the purchase price of the OceanLaLa (see Note 13).   Excalibur has denied the claims of Ezone on the basis that the OceanLaLa was defective, unseaworthy, and not fit for its intended purpose. Excalibur has also filed a counterclaim against Ezone seeking a full refund of all amounts paid for the OceanLaLa, as well as reimbursement for amounts spent on maintenance and repairs.

Note 18 - SUBSEQUENT EVENTS

On May 2, 2011, Jack Qin, as an agent, entered into agreements to purchase an office building located in Taipei, Taiwan. The office building is under construction and will be completed by the end of 2013.  The total purchase price for the office building, which consists of 14 floors and 144 parking spaces, is approximately $248 million.  On May 31, 2011, EFT Investment Co. Ltd. (Taiwan) assumed the same rights and obligations under these agreements.  As of the date of this filing, the Company’s Board has not approved the purchase of the building.  The Company has made payments of $21 million toward the purchase price as of August 11, 2011.  The Company intends to retain one floor of the office building for its own business operation and plans to sell the majority of the remaining floors.

Pursuant to the terms of these agreements, the Company is obliged to pay the remaining twelve (12) outstanding installments with various amounts due over the next twenty-six (26) months till the completion of the building project. The next payment, in the amount of approximately 14 million, is due on November 21, 2011.  Each subsequent quarterly payment, starting from April 20, 2012, is approximately $4 million. Finally, the residual payment of approximately 170 million is due at the time of completion of the building.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by our management, with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process, under the supervision of our principal executive officer and our principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses which were identified as of March 31, 2011 are listed in the report of our independent registered public accounting firm on our internal control over financial reporting. See Item 8 of this Annual Report on Form 10-K. Certain material weaknesses listed in the above report are related to our FMA web-based application. This web-based application was developed by a third party software vendor called FMA and is utilized by us to perform member account administration and down-line management, and to execute member transactions (including buying products, transferring and depositing funds, stock purchases, and funding pre-paid debit cards). Our management utilizes the FMA application as a system of record for customer transactions, commission calculations, and for financial reporting.

As a result of the aforementioned material weaknesses, our management concluded that our internal control over financial reporting as of March 31, 2011 was not effective.

Management’s Planned Corrective Actions

In order to remediate the documented material weaknesses, our management plans to implement the following corrective measures:

a)
A third party will be engaged to perform application vulnerability scanning to identify vulnerabilities, and also to perform application and network level penetration testing to attempt to exploit the identified vulnerabilities within the FMA application, and our corporate network.  Resulting vulnerabilities will be addressed and corrected; and

b)
Additional controls and procedures will be implemented within the program change and code development process, to allow for proper segregation of duties and prevention of a single resource from controlling the entire process.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm that audited the March 31, 2011 financial statements included in this Annual Report on Form 10-K has issued us an attestation report on our internal control over financial reporting.  This report is included in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

Changes in Internal Controls over Financial Reporting

As disclosed in our prior year’s Annual Filing on Form 10-K, management concluded our internal control over financial reporting was not effective as of March 31, 2010. Management identified the material weakness related to the lack of sufficient complement of personnel with an appropriate level of accounting and financial reporting experience commensurate with our financial reporting requirements.

To address and remediate the material weakness in our internal control over financial reporting, we implemented the following measures during fiscal year 2011 to change or enhance the design and operating effectiveness of our internal control over financial reporting.

•
We hired a chief financial officer with previous experience as the chief financial officer of a publicly traded company listed in the United Kingdom. The new chief financial officer is a fellow member of Certified General Accountants (Canada) and Association of Chartered Certified Accountants.

•	We hired additional experienced staff accountants to enhance our ability to segregate responsibilities and provide additional oversight in the various accounting functions.

•	We implemented new internal controls to properly evaluate revenue recognition criteria.

•	We implemented new internal controls to sufficiently mitigate cut-off errors in revenue.

•	We implemented new internal controls related to the proper oversight of work performed by our controller.

•	We implemented new internal controls over the period-end financial reporting process.

•	We implemented new internal controls to deter or mitigate management override.

•	We implemented new internal controls to correctly and accurately record business combinations.

•	We also implemented controls over our controlled subsidiary, Excalibur International Marine Corporation.

We have since reviewed and documented new controls regarding these control deficiencies and have trained our personnel involved in such controls.  The control weaknesses have also been remediated by an additional level of review by senior personnel at the Company.  We tested the newly implemented controls and found them to be effective and have concluded as of March 31, 2011, that these previously disclosed material weaknesses have been remediated.

Other than the remedial measures described above, there were no other changes in our internal control over financial reporting that have materially affected, or are likely to materially affect our internal control over financial reporting during the three months ended March 31, 2011.

ITEM 9B.     OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists the names, ages, certain positions and offices held by our directors and executive officers as of June 29, 2011:
Name	Age	Title
Jack Jie Qin	51	President, Chief Executive Officer, and a Director
Jeffery Cheung	51	Principal Financial and Accounting Officer
Jerry B. Lewin	56	Director
Visman Chow	56	Director
Norman Ko	47	Director
Pyng Soon	51	General Counsel of the Company

Directors serve in such capacity until the next annual meeting of our stockholders and until their successors have been elected and qualified.  Our officers serve at the discretion of our Board of Directors, until their death, or until they resign or have been removed from office.

Jack Jie Qin

Mr. Qin has been serving as our President, Chief Executive Officer and Chairman of the Board of Directors since November 2007.  Since January 2004, Mr. Qin has been serving as the President of EFT BioTech, Inc.  Mr. Qin was our Chief Financial Officer from May 2010 to March 2011. From July 1998 to December 2002, Mr. Qin served as the President of eFastTeam International, Inc. located in Los Angeles, California.  From June 1992 to December 1997, he served as the President of LA Import & Export Company located in Los Angeles, California.  In May 1991, Mr. Qin earned an MBA from Emporia State University in Kansas.  In May 1982, Mr. Qin graduated from Jiangxi Engineering Institute, located in Nanchang, China, with a major in Mechanical Engineering.

Jeffery Cheung

Mr. Cheung was appointed as our Principal Financial and Accounting Officer on March 21, 2011. Mr. Cheung was also our director from March 21, 2011 to July 13, 2011. Mr. Cheung began his career as an audit accountant with Peat Marwick Mitchell & Co. in 1983.  Prior to joining EFT, Mr. Cheung was the CFO at NetDimensions, a U.K. listed company engaged in software development with focus on learning and knowledge management technology, from 2001 to 2010. He also was the director of NetDimensions and one of the companies it invested in, called Peak Pacific Limited, from 2008 to 2010. He has served in various roles, including head of finance of Oracle (HK) Limited and tax officer at Revenue Canada. Mr. Cheung served on the board of the Hong Kong branch of the Association of Certified General Accountants (CGA-HK) from 2001 to 2007 and earned his fellowship for his contribution. Mr. Cheung earned a Bachelor degree in Accounting and Financial management from the University of Sheffield and an MBA from Sheffield Hallam University in the UK.

Jerry B. Lewin

Mr. Lewin has been the Senior Vice President of Field Operations (North America) for the Hyatt Hotel Corporation since 1987.  In this position, Mr. Lewin is responsible for, and oversees the operation of, 23 Hyatt Hotels throughout the East Coast and Canada, including the Grand Hyatt New York in mid-town Manhattan.  Prior to his association with the Hyatt Hotel Corporation, Mr. Lewin served for 10 years in various management positions for Hilton Hotels including five years as General Manager of the Flamingo Hilton in Las Vegas, Nevada.

Visman Chow

Since 1993, Mr. Chow has been serving as the Chief Lending Officer and a director of Universal Bank.  Between 1983 and 1993 Mr. Chow was the President of Unieast Financial Corporation.  From 1979 to 1983, Mr. Chow was with Union Bank where he managed a commercial real estate portfolio of approximately $50 million.

Norman Ko

Since 2007, Mr. Ko has been a partner with Smith Mandel and Associates, LLP, a public accounting firm.  In this current position, Mr. Ko provides audit and assurance services to private clients in various industry groups along with SEC audit preparation and tax planning.  Prior to joining Smith Mandel and Associates, LLP in 1997, Mr. Ko served as Vice President and Controller for Citimax, Inc. from 1994 to 1997.

Pyng Soon

Since January 2009, Mr. Soon has served as General Counsel of our company. Mr. Soon also served as the Chairman of Excalibur International Marine Corporation from January 2010 to August 2010. Prior to joining us, Mr. Soon was a solo practitioner and an of counsel to the Murchison & Cumming, LLP from 2006 and focused his practice in the areas of international law, business litigation and business transactions. Mr. Soon earned his bachelor’s degree in science from Lincoln Memorial University, his master’s degree in science from East Tennessee State University, and his Juris Doctor degree from University of West Los Angeles School of Law. Mr. Soon is a licensed certified public accountant.

Mr. Lewis, Mr. Chow and Mr. Ko are independent directors as that term is defined in Section 803.A of the NYSE Amex Company Guide.  Mr. Lewis, Mr. Chow and Mr. Ko, our three independent directors, and Mr. Jack Jie Qin act as our audit committee. Mr. Norman Ko is our “audit committee financial expert” as that term is defined in the rules and regulations of the Securities and Exchange Commission.

Code of Ethics

We currently have a Code of Business Conduct for our directors, principal executive officers and staffs.  Our Code of Business Conduct will be sent, without charge, to any person requesting a copy of the same.  To request a copy, send a letter to us at our address on the cover page of this report.

Section 16(a) of Beneficial Ownership Compliance

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

Jack Jie Qin, Jeffery Cheung, Jerry B. Lewin, Visman Chow, Norman Ko, and Pyng Soon have not filed any required forms under Section 16(a).

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

Our Board of Directors acts as our compensation committee.  During the year ended March 31, 2011, all of our directors participated in deliberations concerning executive officer compensation.

During the year ended March 31, 2011 none of our directors were members of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors or as a member of our compensation committee.

Compensation Discussion and Analysis

The goal of our executive officers’ compensation levels is to motivate the officers to create long-term value for our stockholders.  Toward this goal, we establish compensation levels based on our executive officers’ relevant experience and leadership skills. In addition, we consider the executive officers’ ability and likelihood of contributing to our growth and success.  We also take into account comparable salary ranges at similar companies in order to attract and retain our executive officers.

We do not have a formula or benchmark or necessarily react to short-term changes in business performance when reviewing our executive officers’ salaries.  We consider their past contributions, their ability to work cohesively with our management team and our expectations regarding their future performance.  Our executive officers have an active role in the determination of their compensation and we take into account their opinions and expectations.

Summary Compensation Table

The following table shows, in summary form, the compensation received by (i) our Chief Executive and Principal Financial officers and (ii) by each other executive officer who received compensation in excess of $100,000 during the three fiscal years ended March 31, 2011.
Name and Principal Position	Fiscal Year Ended March 31,	Salary (1)	Stock Awards (2)	Option Awards (2)	Total
	2011	$235,583	—	—	$235,583
Jack Jie Qin (3)	2010	$205,000	—	—	$205,000
(Principal Executive Officer)	2009	$86,750	—	—	$86,750
	2011	$141,350	—	—	$141,350
George Curry (4))	2010	$132,000	—	—	$132,000
(Chief Marketing Officer)	2009	$120,000	—	—	$120,000
	2011	$115,500	—	—	$115,500
Sharon Tang (5)	2010	$103,950	—	—	$103,950
(Principal Financial Officer)	2009	$126,000	—	—	$126,000
Angy Chin (6)	2011	—	—	—	—
(Principal Financial Officer)	2010	$116,125	—	—	$116,125
Pyng Soon(7)	2011	$138,682	—	—	$138,682
(General counsel)	2010	$126,075	—	—	$126,075
Jeffery Cheung (8)	2011	$4,969	—	—	$4,969
(Principal Financial and Accounting Officer)

(1)	The dollar value of base salary (cash and non-cash) earned and any bonus (cash and non-cash) earned.

(2)
To date, we have not adopted a stock option plan, a stock bonus plan or any other type of incentive plan.  We have not issued any options to our executive officers, directors or employees or paid them other payments.

(3)	Jack Jie Qin was also our Chief Financial Officer from May 2010 to March 2011.

(4)	George Curry resigned as our Chief Marketing officer and a director of us on March 31, 2011 and still remains an employee of us.

(5)	Sharon Tang was our principal financial officer between June 2008 and February 2010.

(6)	Angy Chin was our principal financial officer between February 15, 2010 and May 18, 2010.

(7)	Pyng Soon was appointed as the general counsel of our company in January 2009.

(8)	Jeffery Cheung was appointed as our principal financial and accounting officer on March 21, 2011.

Employment Agreements

Please see Note 16 of the Notes to the Consolidated Financial Statements contained in Item 8 for disclosures with respect to the employment agreements to which certain of the named executive officers described in the above Summary Compensation Table are subject.

Compensation of Directors During Fiscal Year Ended March 31, 2011

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Jerry B Lewin	$24,000	—	—	$24,000
Visman Chow	$24,000	—	—	$24,000
Norman Ko	$48,000	—	—	$48,000

Each non-management director receives an annual fee of $24,000, with the Chairman of our Audit Committee receiving an additional $24,000. Mr. Norman Ko served as the chairman of our audit committee during the fiscal year ended March 31, 2011. Our directors are also reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at director and committee meetings.

Stock Option and Bonus Plans

To date, we have not adopted a stock option plan, a stock bonus plan or any other type of incentive plan.  We have not issued any options to our executive officers, directors or employees.

Long-Term Incentive Plans

We do not have any pension, stock appreciation rights, long-term incentive or other plans.  We may implement these plans at a future date, although we have no present intentions to do so.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Report of the Board of Directors

The Board of Directors (which functions as the Compensation Committee) has reviewed and discussed the Compensation Discussion and Analysis with management. Based on that review and discussion, the Board has determined that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K for the year ended March 31, 2011.

The Board of Directors
Jack Jie Qin
Jerry B. Lewin
Visman Chow
Norman Ko

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the beneficial ownership of our common stock as of May 31, 2011 by (i) each of our directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each owner of more than 5% of our common stock.

Name	Number of Shares Beneficially Owned	Percent of Shares Outstanding
Jack Jie Qin	1,000	*
Jeffery Cheung	—	—
Jerry B. Lewin	—	—
Visman Chow	—	—
Norman Ko	—	—
Pyng Soon	—	—
Dragon Win Management, Ltd. (1)	50,099,000	65.93%
Officers and directors as a group (6 persons)	1,000	*

* Less than 1%.

(1) Liu Dong Xin and Zhou Hai Long are the controlling persons of Dragon Win.

Due to the ownership by Dragon Win of more than 50% of our common stock (which includes the right to vote a majority of the shares at any meeting of our shareholders), we are a controlled corporation, as that term is defined in Section 801(a) of the NYSE Amex Company Guide.

The address of each shareholder listed above, with the exception of Dragon Win, is in care of us at 17800 Castleton St., Suite 300, City of Industry, CA 91748.  The address of Dragon Win is Palm Grove Houses, P.O. Box 438, Road Town, Tortola, British Virgin Islands.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 7 of this report (Capital Resources and Liquidity subsection) for information concerning our outstanding loans to Excalibur International Marine Corporation.

See Note 8 of the Notes to the Consolidated Financial Statements contained in Item 8 for information concerning our loan to Yeuh-Chi Liu and the related transactions with EFT Assets Limited, JFL Capital Limited and Wendy Qin.

Any proposed transaction with a related party is reviewed by our Board of Directors.  In reviewing the proposed transaction, the Board considers the related party’s relationship with us, all conflicts of interest that may exist or otherwise arise on account of the transaction, the material facts relating to the proposed transaction, and whether the transaction is on terms comparable to those that could be obtained in arms-length dealing with an unrelated third party.

As set forth in Item 10, each of Mr. Lewis, Mr. Chow and Mr. Ko are independent directors as that term is defined in Section 803.A of the NYSE Amex Company Guide.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Child, Van Wagoner & Bradshaw, PLLC audited our financial statements for the years ended March 31, 2011 and 2010.  The following table shows the aggregate fees billed to us during these years by Child, Van Wagoner & Bradshaw.

	2011	2010
Audit Fees	$162,000	$125,000
Audit-Related Fees	17,448	14,302
Tax Fees	13,500	7,000
All Other Fees	14,918	7,530

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the review of our interim financial statements.  Audit related fees represent fees paid for review of responses to SEC comments.  All other fees represent out of pocket expenses.  Before Child, Van Wagoner & Bradshaw were engaged by us to render these services, the engagement was approved by our Directors.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets

•	Consolidated Statements of Operations

•	Consolidated Statements of Changes in Stockholders’ Equity

•	Consolidated Statements of Cash Flows

•	Notes to the Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedule:

All schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

(3)	Exhibits:

Exhibit No.:	Description:

3.1(1)	Articles of Incorporation of GRG, Inc. (now EFT Holdings, Inc.).

3.1.1(1)	Articles of Merger filed December 28, 2004 between HumWare Media Corporation, World Wide Golf Web, Inc. and GRG, Inc.

3.1.2(1)	Certificate of Amendment, effective November 7, 2007, to the Articles of Incorporation of HumWare Media Corporation

3.1.3	Articles of Merger filed December 13, 2010 between QCSC, Inc. and EFT Biotech Holdings, Inc.

3.2(3)	By-laws

4.1(1)	Form of Common Stock Certificate

4.2(1)	Form of Warrant to purchase one share of Common Stock for a purchase price of $3.80 per share until the second anniversary date of the date of issuance

10.1(3)
Share Exchange Agreement, dated as of the 1st day of November, 2007, by and among EFT Holdings, Inc. (formerly HumWare Media Corporation), a Nevada corporation; certain EFT Shareholders and EFT BioTech Corporation, a Nevada corporation

10.2(2)	Subscription Agreement for Units in connection with the Registrant’s Regulation S Private Placement

10.3(3)+	Employment Agreement, dated May 10, 2008, between EFT BioTech Holdings, Inc. and Sharon Tang

10.4(5)
$500,000 Loan Agreement (the “Agreement”), dated November 24, 2008, between the EFT Biotech Holdings, Inc. (as the Lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the Borrower).

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

10.12 (7)	$330,000 Loan Agreement, dated July 14, 2008, between EFT BioTech Holdings, Inc. (Lender) and Yeuh-Chi Liu (Borrower)

10.13 (7)	Addendum to $330,000 Loan Agreement, dated July 15, 2008, between BioTech Holdings, Inc. and Yeuh-Chi Liu

10.14 (7)	$1,567,000 Loan Agreement, dated July 25, 2008, between BioTech Holdings, Inc. (Lender) and Yeuh-Chi Liu (Borrower)

10.15(8)	Subscription agreement with Excalibur International Marine Corporation

10.16(8)	Extension of $2,000,000 loan with Excalibur International Marine Corporation

10.17(8)	Extension of $600,000 loan with Excalibur International Marine Corporation

10.18(8)	Extension of $500,000 loan with Excalibur International Marine Corporation

10.19	Consultancy Agreement, dated March 31, 2010, between EFT International Limited and JFL Capital Limited

10.20	Employment Agreement, dated January 1, 2009, between EFT Biotech Holdings Inc. and Jack Jie Qin

10.21	Employment Letter, dated December 20, 2010, between EFT (HK) Limited and Chueng, Chung Man Cyril

10.22	Employment Agreement, dated January 1, 2009, between EFT Biotech Holdings Inc. and Pyng Soon

10.23	English Translation of Form of Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park

10.24
English Translation of Agreement Regarding the "Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park," dated May 31, 2011, among Jack Jie Qin, Meifu Development Co., Ltd. and EFT Investment Co., Ltd.

10.25
English Translation of Agreement Regarding the "Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park," dated May 31, 2011, among Jack Jie Qin, Transglobe Life Insurance Inc. and EFT Investment Co., Ltd.

10.26
English Translation of Amendment Agreement to the "Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park," dated July 1, 2011, among Jack Jie Qin, Meifu Development Co., Ltd. and EFT Investment Co., Ltd.

10.27
English Translation of Agreement to Amend the "Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park," dated July 7, 2011, among Jack Jie Qin, Transglobe Life Insurance Inc. and EFT Investment Co., Ltd.

14.1(3)	Code of Ethics

21.1	List of Subsidiaries

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

+ Management Contract.

(1)	Filed as an exhibit to Form 10 (File No.: 001-34222) filed with the SEC on December 10, 2008 and incorporated by reference herein.

(2)	Filed as an exhibit to Form 10-Q for the quarter ended December 31, 2008 (File No.: 001-34222) filed with the SEC on February 13, 2009 and incorporated by reference herein.

(3)	Filed as an Exhibit to Amendment No. 1 to Form 10 (File No.: 001-34222) filed with the SEC on April 13, 2009 and incorporated by reference herein.

(4)	Filed as an Exhibit to Amendment No. 2 to Form 10 (File No.: 001-34222) filed with the SEC on April 21, 2009 and incorporated by reference herein.

(5)	Filed as an Exhibit to Form 10-K (File No.: 001-34222) filed with the SEC on July 17, 2009 and incorporated by reference herein.

(6)	Filed as an Exhibit to Amendment No. 4 to Form 10 (File No.: 001-34222) filed with the SEC on September 3, 2009 and incorporated by reference herein.

(7)	Filed as an Exhibit to Amendment No. 5 to Form 10 (File No.: 001-34222) filed with the SEC on October 19, 2009 and incorporated by reference herein.

(8)	Filed as an Exhibit to Amendment No. 9 to Form 10 (File No.: 001-34222) filed with the SEC on April 16, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EFT HOLDINGS, INC.

By:	/s/ Jack Jie Qin
Jack Jie Qin, Principal Executive Officer

Date: August 23, 2011

Pursuant to the requirements of the Securities Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack Jie Qin	Director and Principal	August 23, 2011
Jack Jie Qin	Executive Officer

/s/ Jeffery Cheung	Director and Principal	August 23, 2011
Jeffery Cheung	Financial and Accounting Officer

/s/ Jerry B. Lewin		August 23, 2011
Jerry B. Lewin	Director

/s/ Visman Chow
Visman Chow	Director	August 23, 2011

/s/ Norman Ko
Norman Ko	Director	August 23, 2011

Index to Exhibits

Exhibit No.:	Description:

3.1(1)	Articles of Incorporation of GRG, Inc. (now EFT Holdings, Inc.).

3.1.1(1)	Articles of Merger filed December 28, 2004 between HumWare Media Corporation, World Wide Golf Web, Inc. and GRG, Inc.

3.1.2(1)	Certificate of Amendment, effective November 7, 2007, to the Articles of Incorporation of HumWare Media Corporation

3.1.3	Articles of Merger filed December 13, 2010 between QCSC, Inc. and EFT Biotech Holdings, Inc.

3.2(3)	By-laws

4.1(1)	Form of Common Stock Certificate

4.2(1)	Form of Warrant to purchase one share of Common Stock for a purchase price of $3.80 per share until the second anniversary date of the date of issuance

10.1(3)
Share Exchange Agreement, dated as of the 1st day of November, 2007, by and among EFT Holdings, Inc. (formerly HumWare Media Corporation), a Nevada corporation; certain EFT Shareholders and EFT BioTech Corporation, a Nevada corporation

10.2(2)	Subscription Agreement for Units in connection with the Registrant’s Regulation S Private Placement

10.3(3)+	Employment Agreement, dated May 10, 2008, between EFT BioTech Holdings, Inc. and Sharon Tang

10.4(5)
$500,000 Loan Agreement (the “Agreement”), dated November 24, 2008 , between the EFT Biotech Holdings, Inc. (as the Lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the Borrower).

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

10.12 (7)	$330,000 Loan Agreement, dated July 14, 2008, between EFT BioTech Holdings, Inc. (Lender) and Yeuh-Chi Liu (Borrower)

10.13 (7)	Addendum to $330,000 Loan Agreement, dated July 15, 2008, between BioTech Holdings, Inc. and Yeuh-Chi Liu

10.14 (7)	$1,567,000 Loan Agreement, dated July 25, 2008, between BioTech Holdings, Inc. (Lender) and Yeuh-Chi Liu (Borrower)

10.15(8)	Subscription agreement with Excalibur International Marine Corporation

10.16(8)	Extension of $2,000,000 loan with Excalibur International Marine Corporation

10.17(8)	Extension of $600,000 loan with Excalibur International Marine Corporation

10.18(8)	Extension of $500,000 loan with Excalibur International Marine Corporation

10.19	Consultancy Agreement, dated March 31, 2010, between EFT International Limited and JFL Capital Limited

10.20	Employment Agreement, dated January 1, 2009, between EFT Biotech Holdings Inc. and Jack Jie Qin

10.21	Employment Letter, dated December 20, 2010, between EFT (HK) Limited and Chueng, Chung Man Cyril

10.22	Employment Agreement, dated January 1, 2009, between EFT Biotech Holdings Inc. and Pyng Soon

10.23	English Translation of Form of Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park

10.24
English Translation of Agreement Regarding the "Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park," dated May 31, 2011, among Jack Jie Qin, Meifu Development Co., Ltd. and EFT Investment Co., Ltd.

10.25
English Translation of Agreement Regarding the "Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park," dated May 31, 2011, among Jack Jie Qin, Transglobe Life Insurance Inc. and EFT Investment Co., Ltd.

10.26
English Translation of Amendment Agreement to the "Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park," dated July 1, 2011, among Jack Jie Qin, Meifu Development Co., Ltd. and EFT Investment Co., Ltd.

10.27
English Translation of Amendment Agreement to the "Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park," dated July 1, 2011, among Jack Jie Qin, Transglobe Life Insurance Inc. and EFT Investment Co., Ltd.

14.1(3)	Code of Ethics

21.1	List of Subsidiaries

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

+ Management Contract.

(1)	Filed as an exhibit to Form 10 (File No.: 001-34222) filed with the SEC on December 10, 2008 and incorporated by reference herein.

(2)	Filed as an exhibit to Form 10-Q for the quarter ended December 31, 2008 (File No.: 001-34222) filed with the SEC on February 13, 2009 and incorporated by reference herein.

(3)	Filed as an Exhibit to Amendment No. 1 to Form 10 (File No.: 001-34222) filed with the SEC on April 13, 2009 and incorporated by reference herein.

(4)	Filed as an Exhibit to Amendment No. 2 to Form 10 (File No.: 001-34222) filed with the SEC on April 21, 2009 and incorporated by reference herein.

(5)	Filed as an Exhibit to Form 10-K (File No.: 001-34222) filed with the SEC on July 17, 2009 and incorporated by reference herein.

(6)	Filed as an Exhibit to Amendment No. 4 to Form 10 (File No.: 001-34222) filed with the SEC on September 3, 2009 and incorporated by reference herein.

(7)	Filed as an Exhibit to Amendment No. 5 to Form 10 (File No.: 001-34222) filed with the SEC on October 19, 2009 and incorporated by reference herein.

(8)	Filed as an Exhibit to Amendment No. 9 to Form 10 (File No.: 001-34222) filed with the SEC on April 16, 2010.