Form 10-Q
period 2011-06-30
EFT Holdings, Inc.
filed 2011-08-24
CIK 1450973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _______

Commission File Number: 0-53730

EFT HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	22-1211204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17800 Castleton St., Suite 300
City of Industry, CA 91748
(Address of Principal Executive Offices)  (Zip Code)

Registrant's telephone number including area code:  (626) 581-3335

N/A
Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒        No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No  ☒

As of August 9, 2011, the registrant had 75,983,201 outstanding shares of common stock.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	3-24
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	(Removed and Reserved)	32
Item 6.	Exhibits	32

SIGNATURES		33

PART I - FINANCIAL INFORMATION
EFT HOLDINGS, INC.
Consolidated Balance Sheets

	June 30, 2011	March 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$24,020,078	$26,805,205
Securities available for sale	12,287,315	16,773,970
Inventories	2,599,178	2,488,068
Prepaid expenses	427,357	554,570
Other receivables	479,994	425,558
Total current assets	39,813,922	47,047,371

Restricted cash	193,992	193,992
Property and equipment, net	10,220,266	8,722,774
Investment in developments in progress	3,472,222	-
Security deposit	553,637	527,930
Total assets	$54,254,039	$56,492,067
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,833,263	$1,962,119
Commission payable	6,701,027	8,346,853
Other liabilities	652,485	304,029
Unearned revenues	2,854,080	11,327,787
Due to related parties	47,619	47,995
Total current liabilities	12,088,474	21,988,783
Contingent liabilities	2,683,333	2,703,409
Total liabilities	14,771,807	24,692,192

Stockholders' equity
EFT Holdings, Inc. stockholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value, 4,975,000,000 shares authorized, 75,983,201 shares issued and outstanding at June 30 and March 31, 2011	760	760
Additional paid in capital	52,854,891	52,854,891
Retained deficits	(12,631,283)	(19,358,694)
Accumulated other comprehensive income (loss)	820,761	462,790
	41,045,129	33,959,747
Non-controlling interest	(1,562,897)	(2,159,872)
Total stockholders' equity	39,482,232	31,799,875
Total liabilities and stockholders' equity	$54,254,039	$56,492,067

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.
Consolidated Statements of Operations(Unaudited)

	Three Months Ended
	June 30, 2011	June 30, 2010

Sales revenues, net	$9,520,294	$3,765,872
Shipping charges	1,001,810	883,530
Transportation income – Excalibur	1,012	-
	10,523,116	4,649,402
Cost of goods sold	1,805,587	1,228,038
Shipping costs	630,962	315,574
Operating costs - Excalibur	88,984	691,892
	2,525,533	2,235,504
Gross profit	7,997,583	2,413,898
Operating expenses:
Selling, general and administrative expenses	1,912,708	1,743,063
Depreciation	271,892	39,080
Royalty Expenses	271,925	506,938
Marketing expenses	41,441	275,901
Total operating expenses	2,497,966	2,564,982

Net operating income (loss)	5,499,617	(151,084)

Other income (expense)
Interest income	185,396	172,111
Gain on disposal of available-for-sale securities	86,000	5,092
Dividend Income	12,528	-
Foreign exchange gain	611,642	132,428
Other income	2,393	15,250
Total other income	897,959	324,881

Net income before income taxes and non-controlling interest	6,397,576	173,797
Income taxes expense	-	-
Net Income	6,397,576	173,797
Non-controlling interest	329,835	474,453
Net income attributable to EFT Holdings Inc.	6,727,411	$648,250

Net income per common share
Basic and diluted	0.09	$0.01
Weighted average common shares outstanding
Basic and diluted	75,983,201	75,983,205

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

					Accumulated
			Additional	Retained	Other		Total
	Common Stock		Paid-in	Earnings	Comprehensive	Non-controlling	Stockholders'
	Shares	Amount	Capital	(Deficits)	Income (Loss)	Interests	Equity

BALANCE, MARCH 31, 2010	75,983,205	$760	$52,854,891	$(3,949,518)	$126,469	$2,559,516	$51,592,118

Retirement of common stock	(4)	-	-	-	-	-	-
Comprehensive income:
Net loss	-	-	-	(15,409,176)	-	(4,347,704)	(19,756,880)
Unrealized gain on securities available for sale	-	-	-	-	206,198	-	206,198
Foreign currency translation adjustment	-	-	-	-	130,123	(371,684)	(241,561)

BALANCE, MARCH 31, 2011	75,983,201	$760	$52,854,891	$(19,358,694)	$462,790	$(2,159,872)	$31,799,875

Comprehensive income:
Net income (loss)	-	-	-	6,727,411	-	(329,835)	6,397,576
Unrealized gain on securities available for sale	-	-	-	-	81,326	-	81,326
Foreign currency translation adjustment	-	-	-	-	276,645	926,810	1,203,455

BALANCE, JUNE 30, 2011	75,983,201	$760	$52,854,891	$(12,631,283)	$820,761	$(1,562,897)	$39,482,232

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net income	$6,397,576	$173,797
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	271,892	490,456
Bond premium amortization	-	5,015
Gain from securities available for sale	(86,000)	(5,092)
Changes in operating assets and liabilities:
Inventories	(111,110)	357,283
Prepaid expenses and other receivables	53,247	(226,962)
Accounts payable	(40,152)	(226,709)
Commission payable	(1,645,826)	(80,754)
Other liabilities	262,595	738,097
Unearned revenues	(8,473,707)	(526,385)
Net cash provided by (used in) operating activities	(3,371,485)	698,746

Cash flows from investing activities:
Additions to fixed assets	(19,142)	(117,893)
Investment in development in progress	(3,483,107)	-
Purchase of securities available for sale	(432,480)	(419,508)
Proceeds from available for sales securities	5,086,461	-
Net cash provided by (used in) investing activities	1,151,732	(537,401)

Effect of exchange rate changes on cash	(565,374)	(75,647)
Net increase (decrease) in cash	(2,785,127)	85,698
Cash, beginning of period	26,805,205	29,434,509
Cash, end of period	$24,020,078	$29,520,207

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.
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

We only sell our products through our website and only to “Affiliates.” To become an Affiliate, a customer must be recommended by another Affiliate, make a minimum purchase of $600, and pay $60 for shipping and handling fees.

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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending March 31, 2012.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended March 31, 2011, included in the Company’s 2011 Annual Report on Form 10-K.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt investments with original maturities of three months or less. The Company maintains its accounts in banks and financial institutions in amounts that, at times, may exceed the federally insured limit. Management believes the Company is not exposed to any significant credit risk on those accounts.

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

For the three months ended June 30, 2011 and 2010, depreciation expenses were $271,892, and $490,456, respectively.

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC Topic 360. ASC Topic 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. The Company has recorded an impairment loss of $5.4 million on the transportation equipment of Excalibur during the year ended March 31, 2011 because the net book value of the equipment has exceeded its market value.

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

Refer to Note 3, “Fair Value Measurements” for additional information on ASC Topic 820.

Stock-Based Compensation

ASC Topic 718 requires companies to recognize in the statement of operations the grant date fair value of stock options and other equity-based compensation issued to employees.

Stock Issued to Officers or Employees

During the three months ended June 30, 2011 and 2010, the Company did not issue any stock options or warrants to its officers or employees nor were there any outstanding warrants or options held by officers or employees as of June 30, 2011.

Stock Issued for Services

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from persons other than employees in accordance with ASC Topic 505. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of performance commitment or completion of performance by the provider of goods or services as defined by ASC Topic 505.

Revenue / Unearned Revenue

The Company’s revenue recognition policy is in accordance with the requirements of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, (“SAB 104”), ASC Topic 605, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) and other applicable revenue recognition guidance and interpretations. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Transportation income is generated from transporting passengers and cargo and is recognized when passengers and cargo are conveyed to the destination port. Payments received before all relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.  Commissions paid to the Company’s Affiliates are considered to be a reduction of the selling prices of its products, and are recorded as a reduction of revenue. The Company policy is to pay out commissions to Affiliates upon receipt of sales orders even before revenue can be recognized.

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

Once the reverse auction for a particular product begins, participants can, through a designated website, enter a bid for the product. Each $1.00 bid lowers the price of the product by $0.01. At the conclusion of the auction, the person who entered the last bid is entitled to buy the product at the price reduced by the auction process. The Company only recognizes revenue for the price a bidder pays to purchase relevant bids when the bidder places such bids on an auction product. The reverse auction program creased operation on April 30, 2011.

For the three months ended June 30, 2011 and 2010, the reverse auction program generated revenues of $113,067 and $416,332 respectively.

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

As of June 30, 2011, the Company’s estimated warranty expense was as follows:

Products sold for
0-2 months	2% of cost
3-4 months	1.5% of cost
5-6 months	1% of cost

Shipping Costs

The Company’s shipping costs are included in cost of sales for all periods presented.

Marketing Expenses

On January 1, 2009, EFT International Limited, a wholly-owned subsidiary of EFT Holdings, Inc., entered into a contract with ZR Public Relation Consultant Ltd. (the Consultant), which provides public relations consulting services in Asia.  In consideration of the services rendered by the Consultant, EFT International Limited pays 5% of total commission payout for each fiscal year.  For the three months ended June 30, 2011 and 2010, consultant expense for EFT International Limited was $41,441 and $275,901 respectively.

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

The following table shows the weighted-average number of potentially dilutive shares excluded (since they were anti-dilutive) from the diluted net income per share calculation for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011	2010

Weighted average warrants outstanding	14,890,040	14,890,040
Total	14,890,040	14,890,040

Historical Numerator:
Net income attributable to EFT Holdings, Inc	$6,727,411	$648,250

Denominator:
Weighted-average shares used for basic and diluted net income per share	75,983,201	75,983,205
Basic and diluted net income per share	$0.09	$0.01

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

The Company’s business is classified by management into two reportable segments: transportation businesses and online business. These reportable segments are two distinct businesses, each with a different customer base, marketing strategy and management structure. The online business reportable segment is an aggregation of the Company’s online operating segments, which are organized to sell our products to Affiliates through our websites. The online business reportable segment derives revenue from the sales of nutritional products, personal care products and EFT-phones. The transportation service reportable segment derives revenue from transport passengers and cargo between Taiwan and Mainland China through the Taiwan Strait. Substantially all of the Company’s revenue is generated from Mainland China.

Recent accounting pronouncements

The following Accounting Standards Codification Updates have recently been issued, or will become effective, after the end of the period covered by these financial statements:

Pronouncement	Issued	Title

ASU No. 2011-01	January 2011	Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20

ASU No. 2011-02	April 2011	Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring

ASU No. 2011-03	April 2011	Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements

ASU No. 2011-04	May 2011	Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)

ASU No. 2011-05	June 2011	Comprehensive Income (Topic 220): Presentation of Comprehensive Income

ASU No. 2011-06	July 2011	Other Expenses (Topic 720): Fees paid to the Federal Government by Health Insurers

ASU No. 2011-07	July 2011	Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities

To the extent appropriate, except for ASU 2011-04 and ASU 2011-05, the guidance in the above Accounting Standards Codification Updates is already reflected in our consolidated financial statements and management does not anticipate that these accounting pronouncements will have any material effect on our consolidated financial statements.

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

In May 2011, the FASB issued ASU 2011-04, an amendment to ASC Topic 820 “Fair Value Measurement”, which the amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify FASB’s intent about the application of existing fair value measurement requirement, including (1) specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities; (2) requirements specific to measuring the fair value of instruments classified in a reporting entity’s shareholders equity, such as equity interest issued as consideration in a business combination; and (3) clarifying that a reporting entity should disclose quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy.

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

Level 1—	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—	Other inputs that are directly or indirectly observable in the marketplace.

Level 3—	Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In accordance with ASC Topic 820, the Company measures its securities available for sale at fair value. The securities available for sale are classified within Level 1 since they are valued using quoted market prices.

The Company does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis at June 30 and March 31, 2011.

Assets measured at fair value are summarized below:

June 30, 2011
Level 1
	Quoted Prices	Level 2
	in Active	Significant	Level 3
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
Securities available for sale - Corporate notes	$12,287,315	$-	$-	$12,287,315

Total assets measured at fair value	$12,287,315	$-	$-	$12,287,315

March 31, 2011
Level 1
	Quoted Prices	Level 2
	in Active	Significant	Level 3
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
Securities available for sale	$16,773,970	$-	$-	$16,773,970
Total assets measured at fair value	$16,773,970	$-	$-	$16,773,970

Note 4 - RESTRICTED CASH

On August 20, 2009, Taiwan Taipei district court froze Excalibur’s cash of $193,992 as a result of a lawsuit filed by Marinteknik Shipbuilders (S) Pte Ltd (a Singapore company) against Excalibur in the Taiwan Taichung District Court.  The lawsuit claims Excalibur owes service fees and out-of-pocket expenses of $249,731 to Marinteknik Shipbulider (S) PTE Ltd.

Note 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	June 30,	March 31,
	2011	2011

Construction in progress	$994,318	$980,656
Transportation equipment	13,308,376	11,611,785
Leasehold improvements	517,426	507,831
Automobiles	242,190	239,097
Computer equipment	166,850	162,198
Furniture & fixtures	97,419	93,939
Machinery and equipment	120,017	118,145
	15,446,596	13,713,651
Less: Accumulated depreciation	(5,226,330)	(4,990,877)
	$10,220,266	$8,722,774

At June 30, 2011, expenditures of $994,318 had been incurred for construction of a water filter plant for bottled water in Baiquan, China. The Company will begin depreciating the water filter plant when it is placed in service.

Note 6 - LOANS TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The Board of Directors of the Company approved a non-interest bearing demand loan in the amount of $1,567,000 on July 25, 2008 to Yeuh-Chi Liu, a vendor to the Company. The $1,567,000 loan was used by Yeuh-Chi Liu to purchase a 3.97% ownership interest in Excalibur (see Note 8) and is collateralized by that interest.  Yeuh-Chi Liu has served as a member of the board of directors of Excalibur since then. The Company does not expect that this loan will be repaid and the loan was written off as of December 31, 2010. The Company has not yet enforced its interest in the collateral.

We use the “EFT” name, a trademark owned and licensed to us by EFT Assets Limited.  We are required to pay an annual royalty to EFT Assets equal to a percentage of our gross sales for the previous fiscal year.  The percentage is 5% for the first $30 million in gross sales, 4% for the $10 million in gross sales in excess of $30 million, 3% for the $10 million in gross sales in excess of $40 million; 2% for the $10 million in gross sales in excess of $50 million; and 1% for the $10 million in gross sales in excess of $60 million.  EFT Assets Limited is owned by a number of persons, including Wendy Qin, director of EFT International Ltd.  Ms. Qin is the sister of Jack Jie Qin, our President.  During the three months ended June 30, 2011 and 2010 we paid EFT Assets Limited $271,925 and $506,938 in royalties, respectively.

The Company rents a 6,500 square foot office space for its satellite training center in Hong Kong. This office is located at Langham Office Tower, 8 Argyle Street, Suite 3706, Kowloon, Hong Kong SAR.  This space is leased commencing on March 31, 2007 and expiring on March 31, 2012. The leased space is owned by a number of persons, including Wendy Qin, director of EFT (HK) Ltd, and the sister of Jack Jie Qin, our President. Pursuant to the lease, there is no rent for the first two years. Commencing on the third year of the lease, the monthly rent is $50,000.  During the three months ended June 30, 2011 and 2010 we paid the lessor $94,473 and $96,585 in rental.

Note 7 – INVESTMENT IN DEVELOPMENT IN PROGRESS

The Company’s wholly owned subsidiary, EFT Investment Co. Ltd, has entered into agreements in July 2011 to purchase an office building, located in Subsection 3, Tanmei Section, Neihu, Tai Pei. The land use category for the Land is the urban planning type three industrial zone, comprising an area of 11,238.46 ping, or approximately 37,151.92 square meters. Building construction for the Pre-Sale building Units s is under construction and will be completed by the end of 2013. The total purchase price for the office building, which consists of 14 floors and 144 parking spaces, is approximately $248 million.

As of June 30, 2011, an initial payment of NTD10 million (approximately $3.5 million) has been made.

Note 8 – EXCALIBUR

On October 25, 2008, the Company through its wholly-owned subsidiary, EFT Investment, acquired a 48.81% equity interest in Excalibur for $19,193,000. The Company initially loaned funds to Excalibur in July 2008 and subsequently has continued to provide Excalibur with loan capital to fund its operations.

As disclosed in Note 6, on July 25, 2008, the Company loaned $1,567,000 to Yeuh-Chi Liu, a vendor to the Company. The proceeds of the loan were used to acquire a 3.97% interest in Excalibur, which was pledged as collateral for the loan. Yeuh-Chi Liu has served as a member of the board of directors of Excalibur since then. In accordance with ASC 810-10-25-43, the interest in Excalibur held by Yeuh-Chi Liu as a result of the loan made to her by the Company should be treated in the same manner as the Company’s own interest. As a result, the Company has concluded that it effectively held control of Excalibur and has consolidated Excalibur beginning at the time the Company acquired its ownership interest.

The Company consolidates Excalibur based on a three-month lag with the Company’s reporting periods. All inter-company accounts and transactions were eliminated in consolidation. The following table provides a summary of balance sheet information for Excalibur as of March 31, 2011 and 2010, which is consolidated in the Company’s financial statements as of June 30, 2011 and 2010:

	Excalibur International Marine Corporation
	March 31, 2011		March 31, 2010
	NTD*	USD	NTD	USD

Total assets	271,745,249	9,662,645	479,941,623	15,092,454
Total liabilities	372,731,342	12,677,935	347,958,452	10,942,056
Net assets	(100,986,093)	(3,015,290)	131,983,171	4,150, 398
48.81% ownership	(49,291,312)	(1,471,763)	64,420,986	2,025,809
*NTD: New Taiwan Dollar

The following is the shareholder list of Excalibur as of June 30, 2011:

Excalibur International Marine Corp. Shareholders’ List
Shareholders’ Name	# of shares	%
EFT Investment	58,567,750	48.81
Yeuh-Chi Liu	4,766,000	3.97
		52.78
Lu, TsoChun	10,000,000	8.33
Chiao, Jen-Ho	8,200,000	6.83
Lin, Ming-i	5,170,000	4.31
Wang Zhi Yun	5,000,000	4.17
Wen Investment	4,000,000	3.33
Steve Hsiao	3,938,250	3.28
Others	20,358,000	16.97
Total	120,000,000	100

On August 8, 2010, Excalibur’s ship, the OceanLaLa was damaged when sailing in the Taiwan Strait.  As a result of the damage suffered, the OceanLaLa has been taken out of service.  As a result of the damage, management estimated that the net book value of the equipment exceeded its market value and an impairment loss of $5.4 million has been provided during the year ended March 31, 2011.

Additional information concerning Excalibur is included in Notes 12 (Contingent Liabilities) and 17 (Litigation).

Note 9- INVESTMENT IN CTX VIRTUAL TECHNOLOGIES

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

On March 12, 2011, CTX elected to convert the full principal amount of $5,000,000 into 8,474,576 units and paid the Company in full all accrued and unpaid interest owing. The common stock of CTX is quoted on the Pink OTC market. On June 30, 2011, the closing market price of CTX common stock, as reported by NASDAQ, was $2.0. However, this company’s common stock is very thinly traded and, as reported by NASDAQ, a total of 17,708 common shares were traded during the period ended June 30, 2011 at an average price (based on reported closing prices) of $1.70. Because of the lack of a sufficiently active market, the Company does not believe that quoted market prices for CTX’s common stock are a reliable indicator of fair value.  Despite repeated inquires and requests to CTX for current financial information that would allow us to assess the recoverability of our investment, we have not been able to obtain any information to enable us to assess the fair value of this investment. Accordingly, management concluded that it would be prudent to conclude, in the absence of persuasive evidence to the contrary, that the investment should be considered impaired and therefore the Company has provided an impairment loss of $5,000,000 during the year ended March 31, 2011.

Note 10 - OTHER LIABILITIES

Other liabilities consist of the following:
	June 30 , 2011	March 31, 2011

Payroll liabilities	46,077	35,834
Warranty liabilities	84,039	88,784
Accrued expenses	482,423	88,353
Others	39,946	91,058
	$652,485	$304,029

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its limited warranty. Changes in the warranty liability for standard warranties which are included in current liabilities on the Company’s Consolidated Balance Sheets are presented in the following tables:

	June 30, 2011	March 31, 2011
Warranty liability as at beginning of period, current	$88,784	$43,346
Cost accrued/(reversal) of costs	(1,513)	59,312
Service obligations honored	(3,232)	(13,874)
Warranty liability as at end of period, current	$84,039	$88,784

Note 11 – DUE TO RELATED PARTIES
	June 30, 2011	March 31, 2011
Amount due to related parties:	$47,619	$47,995

The above amounts are due to Steve Hsiao, a shareholder of Excalibur.

Note 12 - CONTINGENT LIABILITIES

The Company’s controlled subsidiary, Excalibur, purchased the vessel “OceanLaLa” from a British Virgin Islands (“BVI”) company, Ezone Capital Co. Ltd., in 2008. The purchase price was NTD 708,000,000 ($24,081,633). The vessel was delivered to Excalibur and registered as owned by Excalibur at the end of 2008. The last payment of NTD 77,840,000 ($2,647,619) is still under dispute as Excalibur believes that certain special equipment relating to the OceanLaLa, including special tooling, was not delivered at the time of sale and that Ezone’s director was not acting in good faith and involved in self-dealing.

Gu Zong-Nan (former vice general manager of Excalibur) filed a lawsuit against Excalibur in the Taiwan Shihlin District Court on June 2, 2009, claiming unpaid salary.  The court found that there was a valid agreement between the parties that provided the salary owed by Excalibur did not need to be paid until Excalibur made a profit from its business operations.  Although Excalibur has not been profitable since its inception, a contingent liability of NTD 1,050,000 ($35,714) was recorded.

Note 13 – STOCKHOLDERS’ EQUITY

Common stock

As of June 30, 2011 the Company had 4,975,000,000 shares of common stock authorized and 75,983,201 shares issued and outstanding.

The Company did not issue any shares of common stock during the three months ended June 30, 2011.

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

As of June 30, 2011, the Company’s subsidiary Digital Development Partners Inc. has 2,000,000 common stock warrants outstanding, and 330,665 Series A and 330,665 Series B warrants outstanding, which are accounted for as equity instruments.  The 2,000,000 warrants expire on June 1, 2014 and permit the holders to purchase one share of Digital’s common stock at an exercise price of $1.00 per share. The Series A and Series B warrants expire on September 30, 2014 and permit the holders to purchase one share of Digital’s common stock at an exercise price of $1.00 per share and $1.25 per share, respectively.

Note 14 - INCOME TAXES

The Company was incorporated in the U.S and has operations in four tax jurisdictions - the United States, the Hong Kong Special Administrative Region (“HK SAR”), Taiwan, and the BVI.

The Company generated substantially all of its net income from its BVI operations for the three months ended June 30, 2011.  According to BVI tax law this income is not subject to any taxes. The Company’s HK SAR subsidiaries had no taxable income in the respective periods. The deferred tax assets for the Company’s US operations and HK SAR subsidiaries were immaterial for the three months ended June 30, 2011.

The Company’s Taiwan subsidiary, Excalibur, is subject to a 17% standard enterprise income tax based on its taxable net profit. Excalibur has incurred net accumulated operating losses for income tax purposes and believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, it has provided full valuation allowance for the deferred tax assets arising from the losses as of June 30, 2011 and 2010.

The income tax expenses consist of the following:

Three Months Ended June 30,
	2011	2010
Current:
Domestic	$-	$-
Foreign	-	-
Provision for prior years	-	-
Deferred	-	-
Income tax expenses	$-	$-

A reconciliation of income taxes, with the amount computed by applying the statutory federal income tax rate (37% for the three months ended June 30, 2011 and 2010) to income before income taxes for the three months ended June 30, 2011 and 2010, is as follows:
	Three Months Ended June 30,
	2011	2010

Income tax at U.S. statutory rate	$2,489,142	$239,853
State tax	-	-
Indefinitely invested earnings / incurred losses of foreign subsidiaries	(2,525,515)	(250,236)
Nondeductible expenses	36,373	10,383
Provision for prior years	-	-
Income tax expenses	$-	$-

The Company does not have any uncertain tax positions. In accordance with ASC Topic 740, interest associated with unrecognized tax benefits are classified as income tax and penalties are classified in selling, general and administrative expenses in the statements of operations. For the three months ended June 30, 2011, the Company did not have any unrecognized tax benefits and related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

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

Year Ending March 31,

2012	$270,000
2013	90,000

The Company rents storage space for its satellite training center in Hong Kong.  The lease provides for monthly lease payments approximating $900 starting on January 4, 2011 and expiring on January 3, 2013.  Future minimum lease payments under the operating lease as of March 31, 2011 approximate the following:

Year Ending March 31,

2012	$8,100
2013	8,100

Total rent expenses for the three months ended June 30, 2011 and 2010 were $156,536 and $177,245 respectively.

Note 16 – SEGMENT INFORMATION

The Company’s business is classified by management into two reportable segments: transportation businesses and online business. The online business reportable segment is an aggregation of the Company’s online operating segments, which are organized to sell our products to Affiliates through our websites. The online business reportable segment derives revenue from the sales of nutritional products, personal care products and EFT-phones. The transportation service reportable segment derives revenue from transport passengers and cargo between Taiwan and Mainland China through the Taiwan Strait.

While substantially all of the Company’s revenue is generated from Mainland China, we are organizationally structured along business segments. The accounting policies of each of our operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies”.

The following tables provide the business segment information as of and for the three months ended June 30, 2011 and 2010. Income tax allocations have been determined based on statutory rates in the applicable business segment.

	Three months ended June 30, 2011
	Online businesses	Transportation business	Total
Sales revenues, net	10,522,104	1,012	10,523,116
Cost of goods sold	2,436,549	88,984	2,525,533
Gross profit	8,085,555	(87,972)	7,997,583
Operating expenses:
Selling, general and administrative expenses	1,552,751	359,957	1,912,708
Depreciation	52,238	219,654	271,892
Marketing expenses	41,441	-	41,441
Royalty expenses	271,925	-	271,925
Net operating income (loss)	6,167,200	(667,583)

Total operating expenses			2,497,966
Net operating income			5,499,617
Other income			897,959
Income before income tax			6,397,576

Total long-lived assets	1,559,588	8,660,678	10,220,266

Additions to long-lived assets	19,142	-	19,142

	Three months ended June 30, 2010
	Online businesses	Transportation business	Total
Sales revenues, net	4,649,402	-	4,649,402
Cost of goods sold	1,543,612	691,892	2,235,504
Gross profit	3,105,790	(691,892)	2,413,898
Operating expenses:
Selling, general and administrative expenses	1,483,099	259,964	1,743,063
Depreciation	26,716	12,364	39,080
Marketing expenses	275,901	-	275,901
Royalty expenses	506,938	-	506,938
Net operating income (loss)	813,136	(964,220)

Total operating expenses			2,564,982
Net operating loss			(151,084)
Other income			324,881
Income before income tax			173,797

Total long-lived assets	1,401,052	13,788,997	15,190,049

Additions to long-lived assets	147,698	-	147,698

Note 17 – LITIGATION

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

Excalibur purchased the OceanLaLa from Ezone Capital Co. Ltd., prior to its acquisition by the Company.  The last payment of NTD 77,840,000 ($2,647,619) was withheld by Excalibur since Excalibur believed that special tooling was not delivered at the time of sale and that Ezone’s director was not acting in good faith and was involved in self-dealing.

EFT Investment Co. Ltd. filed a lawsuit against Jiao Ren-Ho (former chairman of Excalibur) in the Taiwan Shihlin District Prosecutors office on February 12, 2010. EFT Investment Co. Ltd. alleges, among other things, that Jiao Ren-Ho committed the offences of capital forging, fraud, breach of trust, and document fabrication. On July 25, 2011, the attorney general of Shihlin District remanded the case to district attorney for further investigation.

EFT Investment Co. Ltd. filed a lawsuit against Chang Hui-Ying, Excalibur’s former accountant in the Taiwan Shihlin District Prosecutors office in March 2010. The claims of EFT Investment Co. Ltd. against Chang Hui-Ying are based upon the audit of Excalibur’s financial statements by Chang Hui-Ying. EFT Investment Co. Ltd. alleges, among other things, that Chang Hui-Ying committed the offences of capital forging, fraud, breach of trust, and document fabrication. On July 25, 2011, the attorney general of Shihlin District remanded the case to district attorney for further investigation.

EFT Investment Co. Ltd. filed a lawsuit against Hsiao Zhong-Xing (former general manager of Excalibur) and Lu Zhuo-Jun (former vice general manager of Excalibur) (collectively "Defendants") in the Taiwan Shihlin District Prosecutors office on October 1, 2010. EFT Investment Co. Ltd. alleges, among other things, that Defendants committed the offences of capital forging, fraud, breach of trust, and document fabrication. On June 24, 2011, the district attorney of Shihlin District prosecuted both Hsiao Zhong-Xing and Lu Zhuo-Jun for the offences of capital forging, fraud, breach of trust and document fabrication.

EFT Investment Co. Ltd. filed a civil lawsuit against Jiao Ren-Ho, Chang Hui-Ying, Hsiao Zhong-Xing, and Lu Zhuo-Jun (collectively “Defendants”) in the Taiwan Shihlin District court on February 12, 2010.  EFT Investment Co. Ltd. alleges Defendants committed tortuous acts, including but not limited to the offences of capital forging, fraud, breach of trust and document fabrication.  The final resolution of this case is pending.

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

Jiao Ren-Ho (former chairman of Excalibur) filed a lawsuit against Excalibur in the Taiwan Shihlin District Court claiming Excalibur’s special meeting of shareholders held on January 12, 2010, and the actions taken at the meeting, including the removal of Mr. Jiao as an officer and the chairman of Excalibur, were unlawful.  Monetary damages were not claimed in the suit. On October 12, 2010, the Shihlin District Court rendered its judgment in favor of Excalibur, ruling that Excalibur’s special meeting of shareholders held on January 12, 2010 and the actions taken at the meeting, including the removal of Mr. Jiao as an officer and the chairman of Excalibur were lawful.  Subsequently, Mr. Jiao has filed an application to the Court of Appeal in Shihlin District Court to review the lower court’s decision. On July 20, 2011, the Court of Appeal in Shihlin District Court sustains lower court’s decision.  Nevertheless, Mr. Jaio has right to submit Appellate Court’s decision to the higher court within twenty days.

On August 2, 2010 the Company commenced a legal proceeding against Marinteknik Shipbuilders (S) Pte Ltd., and three other persons in the High Court of the Republic of Singapore alleging fraud, misrepresentation, and deceit on the part of the defendants with respect to Excalibur’s purchase of the OceanLaLa. The Company claims that the wrongful actions of the defendants resulted in damages of $19,000,000 to the Company. The case is still pending.

On August 18, 2010 Excalibur received a statement of claim (equivalent to a complaint in the US) from Ezone Capital Co., Ltd., demanding approximately 2,000,000 Euros (approximately $2,900,000) for the unpaid balance of the purchase price of the OceanLaLa (see Note 12).   Excalibur has denied the claims of Ezone on the basis that the OceanLaLa was defective, unseaworthy, and not fit for its intended purpose. Excalibur has also filed a counterclaim against Ezone seeking a full refund of all amounts paid for the OceanLaLa, as well as reimbursement for amounts spent on maintenance and repairs. Currently, the case is still under arbitration proceeding.

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

Forward-Looking Statements

Certain statements made in this quarterly report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding our plans and objectives for future operations. Forward-looking statements are based on current expectations and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Although we believe our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this report will prove to be accurate.  In light of the significant uncertainties inherent in forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

Sales

We only sell our products through our website and only to “Affiliates.” To become an Affiliate, a customer must be recommended by another Affiliate, make a minimum purchase of $600, and pay $60 for shipping and handling fees.  After that point, the new Affiliate is not required to make any additional purchases, pay membership fees, buy products, resell products, recruit others, or attend meetings.  Free educational classes are offered to our Affiliates so they can learn more about our products and how to use them.

As of July 27, 2011, we had 1,237,279 registered Affiliates, most of which were located in China and Hong Kong.  For the three months ended June 30, 2011, we did not have any sales activities in the United States.  None of our Affiliates account for a significant portion of our business.

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

Full payment is required in U.S. Dollars prior to shipment of any products.  In most cases, once payment is received, products ordered are shipped directly by our third party manufacturers to our distribution centers in Hong Kong, China and Korea.    Once received at the distribution centers, the products are shipped to the Affiliate placing the order.

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

Results of Operations

Material changes in our Statement of Operations for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 are discussed below:

Item	Increase (I) or Decrease (D)	Reason

Sales revenue, net	I
Sales are recorded net of the commissions we pay the Affiliates who are responsible for the sales, and commission is paid to Affiliates upon receipt of sales orders which is even before revenue can be recognized. Increased in sales revenue due to undelivered orders of approximately $8.5 million at year ended March 2011 were delivered and recognized as revenue during the period ended June 30, 2011. In addition, commission for the undelivered orders stated above had been expensed and set off against revenue reported for the period ended March 2011.

Shipping charges	I	Increase in sales.

Shipping cost	I	Increase in sales.

Operating costs – Excalibur	D
On August 8, 2010, OceanLaLa, the ship owned by Excalibur, was damaged when sailing in the Taiwan Strait. As a result of the damage, the OceanLaLa has been taken out of service, and only incurred some cost for maintenance during the period ended June 30, 2011.

Gross Profit as a % of total revenue	I
Gross profit, as a % of total revenue, was 76% during the current period compared with 52% during the prior period. The main reasons for the increase in gross profit were significant increase in sales, which was due to the fact that the commission for the undelivered orders stated above had been included and set off against revenue reported for the period ended March 2011.

Selling, general and administrative expenses	I	Increase in higher legal and computer consulting fees; during the current period.

Marketing expenses	D	Decrease in commission.

Royalty expenses	D	Royalty is payable to EFT Assets equal to a percentage of our gross sales base on some threshold. The percentage is lower down to 2-3% in comparison to 3-5% payout ratio in last year.

Foreign exchange gain	I	Changes in foreign exchange rates.

Capital Resources and Liquidity

The following table shows our sources and (uses) of our cash for the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011	2010
Net cash provided by (used in) operating activities	$(3,371,485)	$698,746
Net cash provided by (used in) investing activities	1,151,732	(537,401)
Effect of exchange rate changes on cash	(565,374)	(75,647)
Net increase (decrease) in cash	$(2,785,127)	$85,698

The cash and cash equivalents and securities available for sale are our primary sources of liquidity. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at the present level for at least twelve months.

For the three months ended June 30, 2011, we recorded a profit of $6,397,576, yet used $3,371,485 in our operating activities.  The primary reason was that during this period, we recognized approximately $8,500,000 of unearned revenue but the corresponding cash had been received and recorded at year ended March 2011.

For the three months ended June 30, 2010, net cash provided by operating activities was $698,746. This was primarily due to net income of $173,797, adjusted by non-cash related expenses that included depreciation and amortization of $490,456, and adjusted by a non-cash related gain on available for sale securities of $5,092. The net increase in working capital items was mainly due to a decrease in inventory of $357,283 resulting from decrease in sales, and an increase in other liabilities of $738,097. The net increase in working capital items was partially offset by the increase in prepaid expenses and other receivable resulting from more prepaid expenses paid to vendor as deposits, consequently, lead to a reduction in accounts payables. Decrease in unearned revenues was due to decrease in deliveries-in-transit.

 Material changes in our balance sheet items between June 30, 2011 and March 31, 2011 are discussed below:

Category	Increase (I) or Decrease (D)	Reason

Cash and cash equivalents	D	The company used some of its excess cash to invest in an investment property project in Taiwan during the period ended June 30, 2011.

Securities available for sale	D	The company liquidated a portion of its securities available for sale as settlement of certain intercompany loans.

Inventories	I	For delivery of goods to customers for product sales orders received last year.

Property and equipment	I	OceanLaLa, the ship owned by Excalibur, was maintained in NTD. Its value increased due to the increase in the value of the NTD against US dollar.

Investment in developments in progress	I
The Company’s wholly owned subsidiary, EFT Investment Co. Ltd, has entered into two tripartite agreements on May 31, 2011 to purchase an office building, located in Taipei Taiwan, which is under construction and will be completed by the end of 2013. As of June 30, 2011, deposits approximating $3.5 million have been made to the sellers.

Commission payable	D	Affiliates withdrew lesser amount of commission payable to them.

Unearned revenue	D	Temporary delay in deliveries of product to Affiliates resulted in higher unearned revenues last year. Such revenue was recognized when goods were delivered to affiliates in current periods.

Non-controlling interest	D	This item represents the interests in Excalibur and Digital Development Partners, Inc. owned by others.

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

Since July 2008, we have made loans to Excalibur International Marine Corporation.  The loans were primarily used by Excalibur to acquire its ship, the OceanLaLa, and to fund operating costs.  As of June 30, 2011 we had the following outstanding loans to Excalibur. Because we consolidate Excalibur, these loans are not included in our consolidated financial statements.

Principal Amount	Interest Rate	Due Date

$1,564,717	0%	Due on demand
$100,000	8%	August 20, 2011
$250,000	8%	September 1, 2011
$200,000	8%	October 12, 2011
$1,100,000	8%	November 13, 2011
$90,000	8%	November 24, 2011
$2,500,000	8%	November 25, 2011
$330,000	8%	January 5, 2012
$100,000	8%	January 7, 2012
$100,000	8%	January 25, 2012
$120,000	8%	February 1, 2012
$160,000	8%	February 11, 2012
$140,000	8%	March 10, 2012
$130,000	8%	April 3, 2012
$512,000	8%	April 30, 2012
$260,000	8%	June 5, 2012
$150,000	8%	June 28, 2012
$400,000	8%	July 6, 2012
$8,206,717

Future Contractual Obligations

	Total	2012	2013	2014	2015	Thereafter

Lease payments	$569,438	$363,186	$206,252	-	-	-

Other than as disclosed above and except for the payment obligation to purchase an office building located in Taipei Taiwan as disclosed in Item 1, we do not anticipate any capital requirements for the twelve months ending March 31, 2012.

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

Critical Accounting Policies and Estimates

During the three months ended June 30, 2011 we did not change any of our critical accounting policies or estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

For our three months ended June 30, 2011, all of our sales were made outside of the United States. Most of our sales are denominated in United States dollars.  In addition, from time to time we make intercompany loans to our foreign subsidiaries that are denominated in the United States dollar.

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

Item 4	Controls and Procedures

(a)
As discussed in our 2010 Annual Report on Form 10-K, we did not maintain effective control over financial reporting due to the material weaknesses found in the Company’s internal controls. Our management has determined the previously reported control deficiencies related to the material weaknesses identified in our web-based application continue to exist, and therefore these control deficiencies continue to constitute material weaknesses as of June 30, 2011. Accordingly, our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), concluded that, as of the end of the fiscal quarter covered by this report, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting related to our web-based application.

(b)
Changes in Internal Controls.   There was no change in our internal control over financial reporting during the quarter ended June 30, 2011 that is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 17 to the financial statements included as part of this report.

Item 1A. Risk Factors.

There have not been any material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults upon Senior Securities.

None

Item 4.     Reserved

None

Item 6.  Exhibits

Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jack Jie Qin.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jack Jie Qin and Jeffery Cheung.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jack Jie Qin and Jeffery Cheung.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EFT HOLDINGS, INC.

August 23, 2011	/s/ Jack Jie Qin
Jack Jie Qin
Principal Executive Officer