Form 10-Q
period 2011-09-30
EFT Holdings, Inc.
filed 2011-11-09
CIK 1450973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _______

Commission File Number: 000-53730

EFT HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	22-1211204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17800 Castleton St., Suite 300
City of Industry, CA 91748
(Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number including area code:  (626) 581-3335

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of the latest practicable date, November 9, 2011, the registrant had [75,983,201] outstanding shares of common stock.

Cautionary Statement

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. The Company’s expectations are as of the date this Form 10-Q is filed, and the Company does not intend to update any of the forward-looking statements after the date this quarterly report on Form 10-Q is filed to confirm these statements to actual results, unless required by law. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011 as filed with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION
EFT HOLDINGS, INC.
Consolidated Balance Sheets

	September 30, 2011	March 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,750,977	$26,805,205
Securities available for sale	11,660,246	16,773,970
Inventories	3,269,575	2,488,068
Prepaid expenses	330,228	554,570
Other receivables	586,101	425,558
Total current assets	20,597,127	47,047,371

Restricted cash	193,992	193,992
Property and equipment, net	10,295,613	8,722,774
Intangible assets, net	1,037	-
Investment in developments in progress	19,691,500	-
Security deposit	549,197	527,930
Total assets	$51,328,466	$56,492,067
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,197,490	$1,962,119
Commission payable	6,159,776	8,346,853
Other liabilities	690,789	304,029
Unearned revenues	1,253,354	11,327,787
Due to related parties	48,611	47,995
Total current liabilities	10,350,020	21,988,783
Contingent liabilities	2,739,236	2,703,409
Total liabilities	13,089,256	24,692,192

Equity
EFT Holdings, Inc. stockholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value, 4,975,000,000 shares authorized, 75,983,201 shares issued and outstanding at September 30 and March 31, 2011	760	760
Additional paid in capital	52,854,891	52,854,891
Retained deficits	(13,918,747)	(19,358,694)
Accumulated other comprehensive income	1,165,618	462,790
Total EFT Holdings, Inc. stockholders’ equity	40,102,522	33,959,747
Non-controlling interest	(1,863,312)	(2,159,872)
Total equity	38,239,210	31,799,875
Total liabilities and equity	$51,328,466	$56,492,067

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Sales revenues, net	$2,722,379	$3,785,434	$12,242,673	$7,551,306
Shipping charges	362,073	868,200	1,363,883	1,751,730
Transportation income – Excalibur	12	57,784	1,024	57,784
	3,084,464	4,711,418	13,607,580	9,360,820
Cost of goods sold	362,843	1,173,703	2,168,430	2,401,741
Shipping costs	356,851	669,319	987,813	984,893
Operating costs - Excalibur	55,513	218,680	144,497	910,572
	775,207	2,061,702	3,300,740	4,297,206
Gross profit	2,309,257	2,649,716	10,306,840	5,063,614
Operating expenses:
Selling, general and administrative expenses	1,814,909	1,919,937	3,727,617	3,663,000
Depreciation	285,674	942,738	557,566	981,818
Marketing expenses	66,554	277,858	107,995	553,759
Royalty expenses	442,476	512,747	714,401	1,019,685
Impairment loss of transportation equipment	-	4,200,000	-	4,200,000
Total operating expenses	2,609,613	7,853,280	5,107,579	10,418,262
Net operating income (loss)	(300,356)	(5,203,564)	5,199,261	(5,354,648)
Other income (expense)
Interest income	111,977	338,103	297,373	510,214
Gain on disposal of securities available-for-sale	8,364	88,557	94,364	93,649
Dividend Income	13,525	11,769	26,053	11,769
Foreign exchange gain (loss)	(1,523,520)	(128,105)	(911,878)	4,323
Other income	2,369	19,836	4,762	35,086

Total other income (expense)	(1,387,285)	330,160	(489,326)	655,041

Net income (loss) before income taxes and non-controlling interest	(1,687,641)	(4,873,404)	4,709,935	(4,699,607)
Income benefit (taxes)	64,900	(2,400)	64,900	(2,400)
Net Income (loss)	(1,622,741)	(4,875,804)	4,774,835	(4,702,007)
Non-controlling interest	335,277	2,792,696	665,112	3,267,149
Net income/ (loss) attributable to EFT Holdings, Inc.	(1,287,464)	$(2,083,108)	5,439,947	$(1,434,858)

Net income/ (loss) per common share
Basic and diluted	$(0.02)	$(0.03)	$0.07	$(0.02)
Weighted average common shares outstanding
Basic and diluted	75,983,201	75,983,205	75,983,201	75,983,205

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

					Accumulated
			Additional	Retained	Other		Total
	Common Stock		Paid-in	Earnings	Comprehensive	Non-controlling	Stockholders'
	Shares	Amount	Capital	(Deficits)	Income (Loss)	Interests	Equity

BALANCE, MARCH 31, 2010	75,983,205	$760	$52,854,891	$(3,949,518)	$126,469	$2,559,516	$51,592,118

Retirement of common stock	(4)	-	-	-	-	-	-
Comprehensive income:
Net loss	-	-	-	(15,409,176)	-	(4,347,704)	(19,756,880)
Unrealized gain on securities available for sale	-	-	-	-	206,198	-	206,198
Foreign currency translation adjustment	-	-	-	-	130,123	(371,684)	(241,561)

BALANCE, MARCH 31, 2011	75,983,201	$760	$52,854,891	$(19,358,694)	$462,790	$(2,159,872)	$31,799,875

Comprehensive income:
Net income (loss)	-	-	-	5,439,947	-	(665,112)	4,774,835
Unrealized loss on securities available for sale	-	-	-	-	(92,964)	-	(92,964)
Foreign currency translation adjustment	-	-	-	-	795,792	961,672	1,757,464

BALANCE, SEPTEMBER 30, 2011	75,983,201	$760	$52,854,891	$(13,918,747)	$1,165,618	$(1,863,312)	$38,239,210

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net income (loss)	$4,774,835	$(4,702,007)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	557,566	997,767
Bond premium amortization	-	8,752
Impairment loss of transportation equipment	-	4,200,000
Gain from securities available for sale	(94,364)	(93,649)
Changes in operating assets and liabilities:
Inventories	(781,507)	187,033
Prepaid expenses and other receivables	33,446	(561,510)
Accounts payable	337,557	117,722
Commission payable	(2,187,077)	(11,133)
Other liabilities	285,230	729,229
Unearned revenues	(10,074,433)	(1,111,991)
Net cash used in operating activities	(7,148,747)	(239,787)

Cash flows from investing activities:
Additions to fixed assets	(77,946)	(195,792)
Additions to intangible assets	(11,285)	-
Investment in development in progress	(20,632,737)	-
Convertible note receivable	-	(5,000,000)
Proceeds from vendor for repayment of loan	-	167,100
Proceeds from maturity of corporate notes	-	500,000
Purchase of securities available for sale	(683,623)	(4,317,369)
Proceeds from available for sales securities	5,798,748	3,379,709
Net cash used in investing activities	(15,606,843)	(5,466,352)

Effect of exchange rate changes on cash	701,362	(19,771)
Net decrease in cash	(22,054,228)	(5,725,910)
Cash, beginning of period	26,805,205	29,434,509
Cash, end of period	$4,750,977	$23,708,599

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - ORGANIZATION

EFT Holdings, Inc., “EFT Holdings” or “the Company,” formerly EFT Biotech Holdings, Inc., HumWare Media Corporation, GRG, Inc., Ghiglieri Corporation, and Karat Productions, Inc., was incorporated in the State of Nevada on March 19, 1992.

On November 18, 2007, the Company issued 53,300,000 shares of its common stock in connection with a share exchange with the stockholders of EFT BioTech, Inc., “EFT BioTech,” a Nevada Corporation formed on September 18, 2007, the “Transaction,” pursuant to which EFT BioTech became a wholly-owned subsidiary of the Company. The 53,300,000 common shares issued included 52,099,000 to pre-capitalization shareholders and 1,201,000 to four directors and officers of EFT BioTech, and represented approximately 87.34% of the Company’s common stock outstanding after the Transaction. Consequently, the stockholders of EFT BioTech owned a majority of the Company's common stock immediately following the Transaction. As EFT Holdings was a non-operating public shell corporation that acquired an operating company, this Transaction was treated as a capital transaction where the acquiring corporation issued stock for the net monetary assets of the shell corporation, accompanied by a recapitalization. The accounting is similar in form to a reverse acquisition, except that goodwill or other intangibles are not recorded. All references to EFT BioTech common stock have been restated to reflect the equivalent numbers of EFT Holdings common shares.

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

The Company only sells its products through its website and only to “Affiliates.” To become an Affiliate, a customer must be recommended by another Affiliate, make a minimum purchase of $600, and pay $60 for shipping and handling fees.

On July 25, 2008, the Company loaned $1,567,000 to Yeuh-Chi Liu, a vendor to the Company. The proceeds of the loan were used by Yeuh-Chi Liu to acquire a 3.97% interest in Excalibur International Marine Corporation, “Excalibur,” which was pledged as collateral for the loan. Yeuh-Chi Liu has served as a member of the board of directors of Excalibur since then. On October 25, 2008, EFT Investment Co. Ltd., “EFT Investment,” a subsidiary of the Company, acquired 48.81% of Excalibur’s capital stock.  Due to this combined ownership and the substantial financial support EFT Investment has provided to Excalibur to fund its operations and other factors, EFT Investment is deemed to have a controlling interest in Excalibur as defined by Accounting Standards Codification, ”ASC,” Topic 810, Consolidation, which required the Company to consolidate the financial statements of Excalibur.

Historically, Taiwan Vessel Law provided for certain Taiwan shareholding requirements for companies owning ships registered in Taiwan.  For example, a limited liability company owning a ship registered in Taiwan, not operating international liners, like Excalibur, was required to have at least 2/3 of its capital stock owned by Taiwanese citizens, violation of which was not subject to fines and/or other penalties.   The Vessel Law was amended in December 2010, and after the amendment, no more than 50% of the capital stock of limited liability companies owning ships registered in Taiwan, like Excalibur, can be owned by non-Taiwanese citizens.  Therefore, the Company’s ownership in Excalibur is no longer required to be reduced to 33%, and the Company’s ownership of 48.81% of the capital stock of Excalibur is in compliance with applicable law in Taiwan.

In February 2010 the Company assigned the worldwide distribution and servicing rights to a product known as the “EFT-Phone” to Digital Development Partners, a previously unrelated company, in exchange for 79,265,000 shares of Digital’s common stock.  The shares acquired represent approximately 92% of Digital’s outstanding common stock.

The EFT-Phone is a cell phone which uses the Android operating system, which is a different system from the Microsoft operating system.  The EFT-Phone has an application that will allow the Company’s Affiliates to access all of their back office sites, including their commission accounts, through which the Affiliates will be able to deposit, withdraw and transfer money to another account or to another Affiliate at no cost.  The worldwide distribution and servicing rights to the EFT-Phone include the right to sell the EFT-Phone to the Company’s affiliates and others.  Digital also acquired the rights to distribute all EFT-Phone accessories. The EFT-Phone is manufactured by an unrelated third party.  Distribution of the EFT-Phone began in July, 2010.

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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, “GAAP,” for interim financial reporting and the rules and regulations of the Securities and Exchange Commission that permit reduced disclosure for interim periods. In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been made. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending March 31, 2012.

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

Foreign Currency

The Company’s reporting currency is the U.S. dollar. The Company’s operations in Hong Kong, Taiwan and China use their local currencies as their functional currency. The financial statements of the subsidiaries are translated into U.S. Dollars, “USD,” in accordance with ASC Topic 830, Foreign Currency Translation. According to ASC 830, all assets and liabilities are translated at the year-end current exchange rate, stockholders’ equity items are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, Reporting Comprehensive Income as a Component of Stockholders’ Equity. Foreign exchange transaction gains and losses are reflected in the statement of operations.

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and Taiwanese and Singapore legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s Taiwanese and Singapore legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

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

Securities Available for Sale

The Company’s investments in corporate notes are classified as available-for-sale and are reported at fair value, based on quoted prices and market prices, using the specific identification method. Unrealized gains and losses, net of taxes, are reported as a component of stockholders’ equity. Realized gains and losses on investments are included in investment and other income, net when realized. Any impairment loss to reduce an investment’s carrying amount to its fair market value is recognized as an expense when a decline in the fair market value of an individual security below its cost or carrying value is determined to be other than temporary.

Inventories

Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market. Inventory consists of nutritional, personal care, automotive additive, environmentally safe products, portable drinking containers and EFT-Phone. The Company has two warehouses, one in City of Industry, CA and the other in Kowloon, Hong Kong. On a quarterly basis, the Company’s management reviews inventory levels in each country for estimated obsolescence or unmarketable items, as compared with future demand requirements and the shelf life of the various products. Based on this review, the Company records inventory write-downs when costs exceed expected net realizable value. Historically, the Company’s estimates of obsolete or unmarketable items have been insignificant.

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

For the six months ended September 30, 2011 and 2010, depreciation expenses were $557,566, and $997,767, respectively.

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

Stock Issued to Officers or Employees

During the six months ended September 30, 2011 and 2010, the Company did not issue any stock options or warrants to its officers or employees nor were there any outstanding warrants or options held by officers or employees as of September 30, 2011.

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

Revenue / Unearned Revenue

The Company’s revenue recognition policy is in accordance with the requirements of Staff Accounting Bulletin, “SAB,” No. 104, Revenue Recognition, “SAB 104,” ASC Topic 605, Accounting for Consideration Given by a Vendor to a Customer, Including a Reseller of the Vendor’s Products, and other applicable revenue recognition guidance and interpretations. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Transportation income is generated from transporting passengers and cargo and is recognized when passengers and cargo are conveyed to the destination port. Payments received before all relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.  Commissions paid to the Company’s Affiliates are considered to be a reduction of the selling prices of its products, and are recorded as a reduction of revenue. The Company’s policy is to pay out commissions to Affiliates upon receipt of sales orders even before revenue can be recognized.

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

Once the reverse auction for a particular product begins, participants can, through a designated website, enter a bid for the product. Each $1.00 bid lowers the price of the product by $0.01. At the conclusion of the auction, the person who entered the last bid is entitled to buy the product at the price reduced by the auction process. The Company only recognizes revenue for the price a bidder pays to purchase relevant bids when the bidder places such bids on an auction product. The reverse auction program ceased operation on April 30, 2011.

For the six months ended September 30, 2011 and 2010, the reverse auction program generated revenues of $113,067 and $945,851, respectively.

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

As of September 30, 2011, the Company’s estimated warranty expense was as follows:

Products sold for
0-2 months	2% of cost
3-4 months	1.5% of cost
5-6 months	1% of cost

Shipping Costs

The Company’s shipping costs are included in cost of sales for all periods presented.

Marketing Expenses

On January 1, 2009, EFT International Limited, a wholly-owned subsidiary of EFT Holdings, Inc., entered into a contract with ZR Public Relation Consultant Ltd., the “Consultant,” which provides public relations consulting services in Asia.  In consideration of the services rendered by the Consultant, EFT International Limited pays 5% of total commission payout for each fiscal year.  For the six months ended September 30, 2011 and 2010, consultant expense for EFT International Limited was $107,995 and $553,759 respectively.

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

Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period, or at the time of issuance, if later, and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following table shows the weighted-average number of potentially dilutive shares excluded, since they were anti-dilutive, from the diluted net income per share calculation for the six months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Weighted average
warrants outstanding	14,890,040	14,890,040	14,890,040	14,890,040
Total	14,890,040	14,890,040	14,890,040	14,890,040

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Historical Numerator:
Net income (loss) attributable to EFT Biotech Holdings, Inc.	$(1,287,464)	$(2,083,108)	$5,439,947	$(1,434,858)

Denominator:
Weighted-average shares used for basic net income per share	75,983,201	75,983,205	75,983,201	75,983,205
Basic net income (loss) per share	$(0.02)	$(0.03)	$0.07	$(0.02)

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

The Company’s business is classified by management into two reportable segments: transportation businesses and online business. These reportable segments are two distinct businesses, each with a different customer base, marketing strategy and management structure. The online business reportable segment is an aggregation of the Company’s online operating segments, which are organized to sell the Company’s products to Affiliates through its websites. The online business reportable segment derives revenue from the sales of nutritional products, personal care products and EFT-phones. The transportation service reportable segment derives revenue from transport passengers and cargo between Taiwan and Mainland China through the Taiwan Strait. Substantially all of the Company’s revenue is generated from Mainland China.

Recent accounting pronouncements

The following Accounting Standards Codification Updates have recently been issued, or will become effective, after the end of the period covered by these financial statements:

Pronouncement	Issued	Title

ASU No. 2011-01	January 2011	Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20

ASU No. 2011-02	April 2011	Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring

ASU No. 2011-03	April 2011	Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements

ASU No. 2011-04	May 2011	Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)

ASU No. 2011-05	June 2011	Comprehensive Income (Topic 220): Presentation of Comprehensive Income

ASU No. 2011-06	July 2011	Other Expenses (Topic 720): Fees paid to the Federal Government by Health Insurers

ASU No. 2011-07	July 2011	Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities

ASU No. 2011-08	September 2011	Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment

ASU No. 2011-09	September 2011	Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan

To the extent appropriate, except for ASU 2011-04 and ASU 2011-05, the guidance in the above Accounting Standards Codification Updates is already reflected in the Company’s consolidated financial statements and management does not anticipate that these accounting pronouncements will have any material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, an amendment to ASC Topic 220, “Comprehensive Income,” which provides the entity has the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.   This topic will be effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011 for public entities, early adoption is permitted but the Company does not believe that the adoption of the amendments to ASC 220 will have a material effect on its financial statements.

In May 2011, the FASB issued ASU 2011-04, an amendment to ASC Topic 820 “Fair Value Measurement,” which amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify FASB’s intent about the application of existing fair value measurement requirements, including (1) specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities; (2) requirements specific to measuring the fair value of instruments classified in a reporting entity’s shareholders’ equity, such as equity interest issued as consideration in a business combination; and (3) clarifying that a reporting entity should disclose quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy.

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

Level 1—	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level2—	Other inputs that are directly or indirectly observable in the marketplace.

Level 3—	Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In accordance with ASC Topic 820, the Company measures its securities available for sale at fair value. The securities available for sale are classified within Level 1 since they are valued using quoted market prices.

The Company does not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis at September 30 and March 31, 2011.

Assets measured at fair value are summarized below:

September 30, 2011
Level 1
	Quoted Prices	Level 2
	in Active	Significant	Level 3
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
Securities available for sale - Corporate notes	$11,660,246	$-	$-	$11,660,246

Total assets measured at fair value	$11,660,246	$-	$-	$11,660,246

March 31, 2011
Level 1
	Quoted Prices	Level 2
	in Active	Significant	Level 3
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total

Securities available for sale	$16,773,970	$-	$-	$16,773,970

Total assets measured at fair value	$16,773,970	$-	$-	$16,773,970

Note 4 - RESTRICTED CASH

On August 20, 2009, Taiwan Taipei district court froze Excalibur’s cash of $193,992 as a result of a lawsuit filed by Marinteknik Shipbuilders (S) Pte Ltd, a Singapore company, against Excalibur in the Taiwan Taichung District Court.  The lawsuit claims Excalibur owes service fees and out-of-pocket expenses of $249,731 to Marinteknik Shipbulider (S) PTE Ltd.

Note 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	September 30,	March 31,
	2011	2011
Construction in progress	$1,008,727	$980,656
Transportation equipment	13,698,134	11,611,785
Leasehold improvements	529,205	507,831
Automobiles	241,270	239,097
Computer equipment	168,768	162,198
Furniture & fixtures	97,649	93,939
Machinery and equipment	154,037	118,145
	15,897,790	13,713,651
Less: Accumulated depreciation	(5,602,177)	(4,990,877)
	$10,295,613	$8,722,774

At September 30, 2011, expenditures of $1,008,727 had been incurred for construction of a water filter plant for bottled water in Baiquan, China. The Company will begin depreciating the water filter plant when it is placed in service.

Note 6 - LOANS TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The Board of Directors of the Company approved a non-interest bearing demand loan in the amount of $1,567,000 on July 25, 2008 to Yeuh-Chi Liu, a vendor to the Company. The $1,567,000 loan was used by Yeuh-Chi Liu to purchase a 3.97% ownership interest in Excalibur, see Note 8, and is collateralized by that interest.  Yeuh-Chi Liu has served as a member of the board of directors of Excalibur since then. The Company does not expect that this loan will be repaid and the loan was written off as of December 31, 2010. The Company has not yet enforced its interest in the collateral.

The Company uses the “EFT” name, a trademark owned and licensed to it by EFT Assets Limited.  The Company is required to pay an annual royalty to EFT Assets equal to a percentage of its gross sales for the previous fiscal year.  The percentage is 5% for the first $30 million in gross sales, 4% for the $10 million in gross sales in excess of $30 million, 3% for the $10 million in gross sales in excess of $40 million; 2% for the $10 million in gross sales in excess of $50 million; and 1% for the $10 million in gross sales in excess of $60 million.  EFT Assets Limited is owned by a number of persons, including Wendy Qin, director of EFT International Ltd.  Ms. Qin is the sister of Jack Jie Qin, our President.  During the six months ended September 30, 2011 and 2010, the Company paid EFT Assets Limited $714,401 and $1,019,685 in royalties, respectively.

The Company rents a 6,500 square foot office space for its satellite training center in Hong Kong. This office is located at Langham Office Tower, 8 Argyle Street, Suite 3706, Kowloon, Hong Kong SAR.  This space is leased commencing on March 31, 2007 and expiring on March 31, 2012. The leased space is owned by a number of persons, including Wendy Qin, a director of EFT (HK) Ltd and the sister of Jack Qin, the Company’s President. Pursuant to the lease, there is no rent for the first two years. Commencing on the third year of the lease, the monthly rent is $50,000.  During the six months ended September 30, 2011 and 2010, the Company paid the lessor $188,946 and $193,668 in rental expense.

Note 7 – INVESTMENT IN DEVELOPMENT IN PROGRESS

On May 2, 2011, Jack Qin, as an agent, entered into agreements to purchase an office building, located in Subsection 3, Tanmei Section, Neihu, Tai Pei. The land use category for the Land is the urban planning type three industrial zone, comprising an area of 11,238 ping, or approximately 37,152 square meters. Building construction for the Pre-Sale building Units is under construction and will be completed by the end of 2013. The total purchase price for the office building, which consists of 14 floors and 144 parking spaces, is NTD 7.1 billion, approximately $248 million. The Company intends to retain one floor of the office building for its own business operation and plans to sell the majority of the remaining floors. On May 31, 2011, the Company’s wholly owned subsidiary, EFT Investment Co. Ltd, (Taiwan) assumed the same rights and obligations under these agreements.

As of September 30, 2011, payment of NTD600 million, approximately $20 million, has been made.

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

The Company consolidates Excalibur based on a three-month lag with the Company’s reporting periods. All inter-company accounts and transactions were eliminated in consolidation. The following table provides a summary of balance sheet information for Excalibur as of June 30, 2011 and 2010, which is consolidated in the Company’s financial statements as of September 30, 2011 and 2010:

	Excalibur International Marine Corporation
	June 30, 2011		June 30, 2010
	NTD*	USD	NTD	USD
Total assets	268,817,393	9,870,746	331,075,610	10,214,216
Total liabilities	387,937,568	13,463,184	401,075,434	12,424,890
Net liabilities	119,120,175	3,592,438	69,999,824	2,210,674
48.81% ownership	(58,142,557)	(1,753,469)	34,166,914	1,079,030
*NTD: New Taiwan Dollar

The following is the shareholder list of Excalibur as of September 30, 2011:

Excalibur International Marine Corp. Shareholders’ List
Shareholders’ Name	No. of shares	%
EFT Investment	58,567,750	48.81
Yeuh-Chi Liu	4,766,000	3.97
		52.78
Lu, TsoChun	10,000,000	8.33
Chiao, Jen-Ho	8,200,000	6.83
Lin, Ming-i	5,170,000	4.31
Wang Zhi Yun	5,000,000	4.17
Wen Investment	4,000,000	3.33
Steve Hsiao	3,938,250	3.28
Others	20,358,000	16.97
Total	120,000,000	100

On August 8, 2010, Excalibur’s ship, the OceanLaLa, was damaged when sailing in the Taiwan Strait.  As a result of the damage suffered, the OceanLaLa has been taken out of service and management estimated that the net book value of the equipment exceeded its market value and an impairment loss of $5.4 million has been provided for the year ended March 31, 2011.

Additional information concerning Excalibur is included in Notes 12 (Contingent Liabilities) and 17 (Litigation).

Note 9- INVESTMENT IN CTX VIRTUAL TECHNOLOGIES

CTX Virtual Technologies, Inc. (Pink Sheets: CTXV), is a technology company that manufactures and distributes mobile telecommunication, IT data management, virtual imaging and mobile data input accessories.

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

On March 12, 2011, CTX elected to convert the full principal amount of $5,000,000 into 8,474,576 units and paid the Company in full all accrued and unpaid interest owing. The common stock of CTX is quoted on the Pink OTC market. On September 30, 2011, the closing market price of CTX common stock, as reported by NASDAQ, was $2.00. However, this company’s common stock is very thinly traded and, as reported by NASDAQ, a total of 44,308 common shares were traded during the period ended September 30, 2011 at an average price, based on reported closing prices, of $1.49. Because of the lack of a sufficiently active market, the Company does not believe that quoted market prices for CTX’s common stock are a reliable indicator of fair value.  Despite repeated inquires and requests to CTX for current financial information that would allow the Company to assess the recoverability of its investment, the Company has not been able to obtain any information to enable it to assess the fair value of this investment. Accordingly, management concluded that it would be prudent to conclude, in the absence of persuasive evidence to the contrary, that the investment should be considered impaired and therefore the Company has provided an impairment loss of $5,000,000 during the year ended March 31, 2011.

On September 23, 2011, CTX released its audited annual financial results for the year ending December 2010 and six month period ending June, 2011. For the year ending December 31, 2010 CTX reported consolidated revenue of $34.3 million with a gross profit of $6.2 million. After one time Non-operating expenses of $9.2 million relating to research and development, investment banking cost and present value of stock issuance, CTX had a net loss of $6.4 million or $(1.80) per basic and diluted share. For the six month period ending June 30, 2011 CTX reported consolidated revenue of [$22.4 million with gross profit of $4.1 million]. Accounting for the reversal of charges relating to the stock issuance valuation, CTX accrued a net profit of [$5.6 million or $1.50] per basic and diluted shares.

Note 10 - OTHER LIABILITIES

Other liabilities consist of the following:
	September 30 , 2011	March 31, 2011

Payroll liabilities	34,039	35,834
Warranty liabilities	33,597	88,784
Accrued expenses	580,202	88,353
Others	42,951	91,058
	$690,789	$304,029

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its limited warranty. Changes in the warranty liability for standard warranties which are included in current liabilities on the Company’s Consolidated Balance Sheets are presented in the following tables:

	September 30, 2011	March 31, 2011
Warranty liability as at beginning of period, current	$88,784	$43,346
Cost accrued/(reversal) of costs	(49,813)	59,312
Service obligations honored	(5,374)	(13,874)
Warranty liability as at end of period, current	$33,597	$88,784

Note 11 – DUE TO RELATED PARTIES

	September 30, 2011	March 31, 2011
Amount due to related parties:	$48,611	$47,995

The above amounts are due to Steve Hsiao, a shareholder of Excalibur.

Note 12 - CONTINGENT LIABILITIES

The Company’s controlled subsidiary, Excalibur, purchased the vessel “OceanLaLa” from a British Virgin Islands, “BVI,” company, Ezone Capital Co. Ltd., in 2008. The purchase price was NTD 708,000,000, equivalent to approximately $24,583,333. The vessel was delivered to Excalibur and registered as owned by Excalibur at the end of 2008. The last payment of NTD 77,840,000, equivalent to approximately $2,702,778, is still under dispute as Excalibur believes that certain special equipment relating to the OceanLaLa, including special tooling, was not delivered at the time of sale and that one of the Ezone’s directors did not act in good faith and was involved in self-dealing.

Gu Zong-Nan, former vice general manager of Excalibur, filed a lawsuit against Excalibur in the Taiwan Shihlin District Court on June 2, 2009, claiming unpaid salary.  The court found that there was a valid agreement between both parties. In addition, it was determined that the agreement provided  that the salary accrued for Gu Zong-Nan was not required to be paid until Excalibur made a profit from its business operations.  Although Excalibur has not been profitable since its inception, a contingent liability of NTD 1,050,000, equivalent to approximately $36,458, was recorded in connection with the above-mentioned lawsuit.

Note 13 – STOCKHOLDERS’ EQUITY

Common stock

As of September 30, 2011 the Company had 4,975,000,000 shares of common stock authorized and 75,983,201 shares issued and outstanding.

The Company did not issue any shares of common stock during the six months ended September 30, 2011.

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

The Company has the right, but not the obligation, to redeem the warrants, on a pro rata basis, at a purchase price of $0.00001 per warrant within thirty days from the tenth consecutive trading day that the closing sales price, or the average of the closing bid and asked price, of the Company’s common stock on the OTC or any public securities market within the United States, “the U.S.,” is at least $11.00 per share.

As of September 30, 2011, the Company’s subsidiary Digital Development Partners Inc. has 2,000,000 common stock warrants outstanding, and 330,665 Series A and 330,665 Series B warrants outstanding, which are accounted for as equity instruments.  The 2,000,000 warrants expire on June 1, 2014 and permit the holders to purchase one share of Digital’s common stock at an exercise price of $1.00 per share. The Series A and Series B warrants expire on September 30, 2014 and permit the holders to purchase one share of Digital’s common stock at an exercise price of $1.00 per share and $1.25 per share, respectively.

Note 14 - INCOME TAXES

The Company was incorporated in the U.S and has operations in four tax jurisdictions - the United States, the Hong Kong Special Administrative Region, “HK SAR,” Taiwan, and the BVI.

The Company generated substantially all of its net income from its BVI operations for the six months ended September 30, 2011.  According to BVI tax law this income is not subject to any taxes. The Company’s HK SAR subsidiaries had no taxable income in the respective periods. The deferred tax assets for the Company’s US operations and HK SAR subsidiaries were immaterial for the six months ended September 30, 2011.

The Company’s Taiwan subsidiary, Excalibur, is subject to a 17% standard enterprise income tax based on its taxable net profit. Excalibur has incurred net accumulated operating losses for income tax purposes and believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, it has provided full valuation allowance for the deferred tax assets arising from the losses as of September 30, 2011 and 2010.

The income tax expenses consist of the following:

	Six Months Ended September 30,
	2011	2010
Current:
Domestic	$-	$2,400
Foreign	-	-
Over-provision for prior years	(64,900)	-
Deferred	-	-
Income tax expenses (benefit)	$(64,900)	$2,400

A reconciliation of income taxes, with the amount computed by applying the statutory federal income tax rate, 37% for the six months ended September 30, 2011 and 2010, to income before income taxes for the six months ended September 30, 2011 and 2010, is as follows:
	Six Months Ended September 30,
	2011	2010

Income tax at U.S. statutory rate	$2,012,780	$530,898
State tax	-	-
Indefinitely invested earnings / incurred losses of foreign subsidiaries	(2,049,713)	(561,522)
Nondeductible expenses	36,933	33,024
Over-provision for prior years	(64,900)	-
Income tax expenses (benefit)	$(64,900)	$2,400

The Company does not have any uncertain tax positions. In accordance with ASC Topic 740, interest associated with unrecognized tax benefits are classified as income tax and penalties are classified in selling, general and administrative expenses in the statements of operations. For the six months ended September 30, 2011, due to amendment of 2007 tax return, approximately $97,000 was provided for related interest and penalties expenses.  Currently, the Company is not subject to examination by major tax jurisdictions.

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

Year Ending March 31,

2012	$180,000
2013	90,000

The Company rents storage space for its satellite training center in Hong Kong.  The lease provides for monthly lease payments approximating $900 starting on January 4, 2011 and expiring on January 3, 2013.  Future minimum lease payments under the operating lease as of March 31, 2011 approximate the following:

Year Ending March 31,

2012	$5,400
2013	8,100

Total rent expenses for the six months ended September 30, 2011 and 2010 were $314,346 and $380,995 respectively.

Purchase obligation

The Company’s wholly owned subsidiary, EFT Investment Co. Ltd, has entered into agreements to purchase an office building located in Taipei, Taiwan. The office building is under construction and will be completed by the end of 2013. The total purchase price for the office building is NTD7.1 billion, equivalent to approximately $248 million.

Pursuant to the terms of these agreements, the Company is obliged to pay the remaining twelve (12) outstanding installments with various amounts due over the next twenty-four (24) months till the completion of the building project. The next payment, in the amount of approximately $14 million, is due on November 21, 2011. Each subsequent quarterly payment, starting from April 20, 2012, is approximately $4 million. Finally, the residual payment of approximately $170 million is due at the time of completion of the building.

If the Company breaches any provisions relating to the terms and method of payment stated in the agreement, the seller may confiscate an amount calculated as 15 percent of the total real estate price, approximately $37.2 million, If the amount to be confiscated exceeds the amount of the price already paid, it shall be limited to the amount of the price already paid, and the parties may rescind the agreement. As of September 30, 2011, payment of NTD 600 million, equivalent to approximately $21 million, has been made to the sellers.

Note 16 – SEGMENT INFORMATION

The Company’s business is classified by management into two reportable segments: transportation businesses and online business. The online business reportable segment is an aggregation of the Company’s online operating segments, which are organized to sell the Company’s products to Affiliates through its websites. The online business reportable segment derives revenue from the sales of nutritional products, personal care products and EFT-phones. The transportation service reportable segment derives revenue from transport passengers and cargo between Taiwan and Mainland China through the Taiwan Strait.

While substantially all of the Company’s revenue is generated from Mainland China, the Company is organizationally structured along business segments. The accounting policies of each of the Company’s operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.”

The following tables provide the business segment information as of and for the period ended September 30, 2011 and 2010. Income tax allocations have been determined based on statutory rates in the applicable business segment.

	Three months ended September 30, 2011
	Online businesses	Transportation business	Total
Sales revenues, net	3,084,452	12	3,084,464
Cost of goods sold	719,694	55,513	775,207
Gross profit	2,364,758	(55,501)	2,309,257
Operating expenses:
Selling, general and administrative expenses	1,382,556	432,353	1,814,909
Depreciation	62,140	223,534	285,674
Marketing expenses	66,554	-	66,554
Royalty expenses	442,476	-	442,476
Total operating expenses			2,609,613
Net operating income (loss)	411,032	(711,388)	(300,356)
Other expenses			(1,387,285)
Loss before income tax			(1,687,641)

Total long-lived assets	1,563,679	8,731,934	10,295,613

Additions to long-lived assets	58,804	-	58,804

	Three months ended September 30, 2010
	Online businesses	Transportation business	Total
Sales revenues, net	4,653,634	57,784	4,711,418
Cost of goods sold	1,843,022	218,680	2,061,702
Gross profit	2,810,612	(160,896)	2,649,716
Operating expenses:
Selling, general and administrative expenses	1,692,118	227,819	1,919,937
Depreciation	35,693	907,045	942,738
Marketing expenses	277,858	-	277,858
Impairment loss of transportation equipment	-	4,200,000	4,200,000
Royalty expenses	512,747	-	512,747
Total operating expenses			7,853,280
Net operating income (loss)	292,196	(5,495,760)	(5,203,564)
Other income			330,160
Loss before income tax			(4,873,404)

Total long-lived assets	1,421,438	8,940,515	10,361,953

Additions to long-lived assets	31,707	-	31,707

	Six months ended September 30, 2011
	Online businesses	Transportation business	Total
Sales revenues, net	13,606,556	1,024	13,607,580
Cost of goods sold	3,156,243	144,497	3,300,740
Gross profit	10,450,313	(143,473)	10,306,840
Operating expenses:
Selling, general and administrative expenses	2,935,307	792,310	3,727,617
Depreciation	114,378	443,188	557,566
Marketing expenses	107,995	-	107,995
Royalty expenses	714,401	-	714,401
Total operating expenses			5,107,579
Net operating income (loss)	6,578,232	(1,378,971)	5,199,261
Other expenses			(489,326)
Income before income tax			4,709,935

Total long-lived assets	1,563,679	8,731,934	10,295,613

Additions to long-lived assets	77,946	-	77,946

	Six months ended September 30, 2010
	Online businesses	Transportation business	Total
Sales revenues, net	9,303,036	57,784	9,360,820
Cost of goods sold	3,386,634	910,572	4,297,206
Gross profit	5,916,402	(852,788)	5,063,614
Operating expenses:
Selling, general and administrative expenses	3,175,217	487,783	3,663,000
Depreciation	62,409	919,409	981,818
Marketing expenses	553,759	-	553,759
Impairment loss of transportation equipment	-	4,200,000	4,200,000
Royalty expenses	1,019,685	-	1,019,685
Total operating expenses			10,418,262
Net operating income (loss)	1,105,332	(6,459,980)	(5,354,648)
Other income			655,041
Loss before income tax			(4,699,607)

Total long-lived assets	1,421,438	8,940,515	10,361,953

Additions to long-lived assets	195,792	-	195,792

Note 17 – LITIGATION

In October 2008, the Company acquired, through a wholly-owned subsidiary, 48.81% of the capital stock of Excalibur International Marine Corporation, a Taiwanese corporation, for $19,193,000.  Excalibur owns a high speed ship which, until August 2010, transported passengers and cargo between Taiwan and mainland China through the Taiwan Strait.  Excalibur’s ship, the OceanLaLa, was capable of carrying up to 370 passengers and 630 tons of cargo.

Excalibur purchased the OceanLaLa from Ezone Capital Co. Ltd., prior to its acquisition by the Company.  The last payment of NTD 77,840,000, equivalent to approximately $2,702,778, was withheld by Excalibur since Excalibur believed that special tooling was not delivered at the time of sale and that an Ezone’s director did not act in good faith and was involved in self-dealing.

EFT Investment Co. Ltd. filed a lawsuit against Jiao Ren-Ho, former chairman of Excalibur, in the Taiwan Shihlin District Prosecutors office on February 12, 2010. EFT Investment Co. Ltd. alleges, among other things, that Jiao Ren-Ho committed the offences of capital forging, fraud, breach of trust, and document fabrication. On July 25, 2011, the attorney general of Shihlin District remanded the case to district attorney for further investigation.

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

EFT Investment Co. Ltd. filed a lawsuit against Hsiao Zhong-Xing, former general manager of Excalibur, and Lu Zhuo-Jun, former vice general manager of Excalibur, collectively "Defendants,” in the Taiwan Shihlin District Prosecutors office on October 1, 2010. EFT Investment Co. Ltd. alleges, among other things, that Defendants committed the offences of capital forging, fraud, breach of trust, and document fabrication. On June 24, 2011, the district attorney of Shihlin District prosecuted both Hsiao Zhong-Xing and Lu Zhuo-Jun for the offences of capital forging, fraud, breach of trust and document fabrication.

EFT Investment Co. Ltd. filed a civil lawsuit against Jiao Ren-Ho, Chang Hui-Ying, Hsiao Zhong-Xing, and Lu Zhuo-Jun, collectively “Defendants,” in the Taiwan Shihlin District court on February 12, 2010.  EFT Investment Co. Ltd. alleges Defendants committed tortuous acts, including but not limited to the offences of capital forging, fraud, breach of trust and document fabrication.  The final resolution of this case is pending.

Gu Zong-Nan, former vice general manager of Excalibur, filed a lawsuit against Excalibur in the Taiwan Shihlin District Court on June 2, 2009, claiming unpaid salary and severance payments. In April 2010, the Taiwan Shihlin District Court denied the claims as the court found that there was a valid agreement between both parties.  In addition, it was determined that the agreement provided that the salary accrued for Gu Zong-Nan would not be paid until Excalibur made a profit from its operations and that Gu Zong-Nan held a managerial position in Excalibur and as a result was not entitled to any severance payment according to the Labor Standard Law of Taiwan.  Excalibur has suffered net losses since inception, however, a contingent liability for the unpaid salary remains.

Marinteknik Shipbuilders (S) Pte Ltd., a Singapore company, filed a lawsuit against Excalibur in the Taiwan Taichung District Court on July 9, 2009 for unpaid service fees and out-of-pocket expenses of NTD8,050,832, equivalent to approximately $280,000.  On August 20, 2009, the Taiwan Taipei district court froze Excalibur’s cash of $193,992 in response to the suit. The final resolution of this case is pending. However, a contingent liability for the restricted cash has remained.

Jiao Ren-Ho, former chairman of Excalibur, filed a lawsuit against Excalibur in the Taiwan Shihlin District Court claiming Excalibur’s special meeting of shareholders held on January 12, 2010, and the actions taken at the meeting, including the removal of Mr. Jiao as an officer and the chairman of Excalibur, were unlawful.  Monetary damages were not claimed in the suit. On October 12, 2010, the Shihlin District Court rendered its judgment in favor of Excalibur, ruling that Excalibur’s special meeting of shareholders held on January 12, 2010 and the actions taken at the meeting, including the removal of Mr. Jiao as an officer and the chairman of Excalibur, were lawful.  Subsequently, Mr. Jiao has filed an application to the Court of Appeal in Shihlin District Court to review the lower court’s decision. On July 20, 2011, the Court of Appeal in Shihlin District Court sustains the lower court’s decision.  Nevertheless, Mr. Jiao filed and submitted  the Appellate Court’s decision to the higher court on August 15, 2011. On October 13, 2011, the higher court  rejected Mr. Jiao’s submission and ruled in favor of Excalibur. The judgment rendered by the higher court is the final verdict.

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

On August 18, 2010 Excalibur received a statement of claim, equivalent to a complaint in the US, from Ezone Capital Co., Ltd., demanding approximately 2,000,000 Euros, equivalent to approximately $2,900,000, for the unpaid balance of the purchase price of the OceanLaLa (see Note 12).   Excalibur has denied the claims of Ezone on the basis that the OceanLaLa was defective, unseaworthy, and not fit for its intended purpose. Excalibur has also filed a counterclaim against Ezone seeking a full refund of all amounts paid for the OceanLaLa, as well as reimbursement for amounts incurred in maintenance and repairs. Currently, the case is still under arbitration proceeding.

Note 18 - SUBSEQUENT EVENTS

On May 2, 2011, Jack Qin, as an agent, entered into agreements to purchase an office building located in Taipei, Taiwan. The office building is under construction and will be completed by the end of 2013. The total purchase price for the office building, which consists of 14 floors and 144 parking spaces, is approximately $248 million. The Company intends to retain one floor of the office building for its own business operation and plans to sell the majority of the remaining floors. On May 31, 2011, EFT Investment Co. Ltd. (Taiwan) assumed the same rights and obligations under these agreements. As of the date of this filing, the Company’s Board has not approved the purchase of the building. The Company has made payments of $21 million toward the purchase price as of September 30, 2011.

Pursuant to the terms of these agreements, the Company is obliged to pay the remaining twelve (12) outstanding installments with various amounts due over the next twenty-four (24) months till the completion of the building project. The next payment, in the amount of approximately $14 million, is due on November 21, 2011. Each subsequent quarterly payment, starting from April 20, 2012, is approximately $4 million. Finally, the residual payment of approximately $170 million is due at the time of completion of the building. Management has negotiated with the top management of the building developers to revise the installment payment schedule. This revision would extend the next scheduled payment of $14 million referred to above to the end of January 2012. In addition, the Company is actively seeking potential buyers for certain floors of the buildings by direct contact and through property agents.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Products

The Company sells 27 different nutritional products, some of which are oral sprays; 21 different personal care products; an environmentally protective automotive product, an environmentally friendly house cleaner and a flip top portable drinking container which contains a filter to remove impurities from the water.  The Company’s products are biodegradable and are not regulated by federal, state or local environmental laws or environmental laws of its key target markets.

The Company’s nutritional products are non-pharmaceutical nutritional products.  They are ingestible through oral liquids, oral sprays, tablets and tea.  The Company’s oral sprays are delivered through very fine mist sprayed directly into the mouth. The Company’s containers used to deliver its nutritional products are small, compact and easy to carry.

The Company’s nutritional products are all natural, made from pure ingredients, and are designed to address specific goals of the user such as strengthening the immune system, assisting in weight loss, helping to overcome a sore throat and fighting off colds. Each product has been formulated to address specific need, symptom and condition. The Company makes no claims as to the products curing any medical condition, or preventing any medical ailment.

The Company’s personal care products include lip gloss, perfume, mascara, eyeliner and sunscreen.

Sales

The Company only sells its products through its website and only to “Affiliates.” To become an Affiliate, a customer must be recommended by another Affiliate, make a minimum purchase of $600, and pay $60 for shipping and handling fees.  After that point, the new Affiliate is not required to make any additional purchases, pay membership fees, buy products, resell products, recruit others, or attend meetings.  Free educational classes are offered to the Company’s Affiliates so they can learn more about its products and how to use them.

As of October 20, 2011, the Company had 1,241,928 registered Affiliates, most of which were located in China and Hong Kong.  For the six months ended September 30, 2011, the Company did not have any sales activities in the United States.  None of the Company’s Affiliates account for a significant portion of the Company’s business.

The Company pays its Affiliates a commission on the products they order from the Company.  The commission is approximately 60% of the total dollar amount of the order.  Commissions are considered a reduction of the sales price of the Company’s products and are reflected in the Company’s financial statements as a reduction in revenue. The commissions earned by each Affiliate are held in book entry form.  The Affiliate can use the commissions in his or her account to pay for new orders or can transfer the commissions to a bank account where they can be withdrawn, in local currency, at automated teller machines (ATMs) in the country where the Affiliate resides.  With this process, the Company reduces operating expense and eliminate cumbersome accounting chores such as issuing checks and reconciling bank statements.

Full payment is required in U.S. Dollars prior to shipment of any products.  In most cases, once payment is received, products ordered are shipped directly by the Company’s third party manufacturers to the Company’s distribution centers in Hong Kong, China and Korea.    Once received at the distribution centers, the products are shipped to the Affiliate placing the order.

Transportation business

On October 25, 2008, the Company acquired, through a wholly owned subsidiary, 48.81% of the capital stock of Excalibur International Marine Corporation, a Taiwanese corporation, for $19,193,000.  The remaining 51.19% equity interest is held by Taiwan residents.

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

Historically, Taiwan Vessel Law provided for certain Taiwanese shareholding requirements for companies owning ships registered in Taiwan.  For example, a limited liability company owning a ship registered in Taiwan, not operating international liners, like Excalibur, was required to have at least 2/3 of its capital stock owned by Taiwanese citizens, violation of which was not subject to fines and/or other penalties.  The Vessel Law was amended in December 2010, and after the amendment, no more than 50% of the capital stock of limited liability companies owning ships registered in Taiwan, like Excalibur, can be owned by non-Taiwanese citizens.  Therefore, the Company’s ownership in Excalibur is no longer required to be reduced to 33%, and the Company’s ownership of 48.81% of the capital stock of Excalibur is in compliance with applicable law in Taiwan.

EFT-Phone

In February 2010 the Company assigned the worldwide distribution and servicing rights to a product known as the “EFT-Phone” to Digital Development Partners, Inc., a previously unrelated company, in exchange for 79,265,000 shares of Digital’s common stock.  The shares the Company acquired represent approximately 92% of Digital’s outstanding common stock.

The EFT-Phone is a cell phone which uses the Android operating system, which is a different system from the Microsoft operating system.  The EFT-Phone has an application that will allow the Company’s Affiliates to access all of their back office sites, including their commission accounts, through which the Affiliates will be able to deposit, withdraw and transfer money to another account or to another Affiliate at no cost.  The EFT-Phone will have educational applications and PowerPoint presentation capability for recruiting and training new Affiliates anywhere in the world.

The worldwide distribution and servicing rights to the EFT-Phone include the right to sell the EFT-Phone to the Company’s Affiliates and others. Digital also acquired the rights to distribute all EFT-Phone accessories. Digital began distributing EFT-Phones in July, 2010.

The Company believes that its business is robust and that consumers have become more confident in ordering products, like the Company’s, over the internet. However, the nutritional supplement and cosmetic e-business markets have and continue to become increasingly competitive and are rapidly evolving. Barriers to entry are minimal and current and new competitors can launch new websites at a relatively low cost. Many competitors in this area have greater financial, technical and marketing resources than the Company does. Continued advancement in technology and increasing access to that technology is paving the way for growth in direct marketing. The Company  also faces competition for consumers from retailers, duty-free retailers, specialty stores, department stores and specialty and general merchandise catalogs, many of which have greater financial and marketing resources than the Company has. Notwithstanding the foregoing, the Company believes that it is well-positioned within the Asian consumer market with its current plan of supplying USA merchandise brands to consumers and that its exposure to both the Asian and American cultures gives it a competitive advantage. There is no assurance that the Company will maintain its competitive edge or that the Company will continue to provide solely USA-made merchandise.

The Company’s products are sensitive to business and personal discretionary spending levels and tend to decline or grow more slowly during economic downturns, including downturns in any of the Company’s major markets.    The current worldwide recession is expected to adversely affect the Company’s sales and liquidity for the foreseeable future. Although the Company has mitigated decreases in sales by lowering its levels of inventory to preserve cash on hand, the Company does not know when the recession will subside and when consumer spending will increase from its current depressed levels. Even if consumer spending increases, the Company is not sure when consumer spending will increase for its products which will affect its liquidity.

The global economy is currently undergoing a period of unprecedented volatility, and the future economic environment may continue to be less favorable than that of recent years. This has led, and could further lead, to reduced consumer spending, and which may include spending on nutritional and beauty products and other discretionary items, such as the Company’s products. In addition, reduced consumer spending may force the Company and its competitors to lower prices. These conditions may adversely affect the Company’s revenues and profits.

Results of Operations

Material changes in the Company’s Statement of Operations for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 are discussed below:

Item	Increase (I) or Decrease (D)	Reason
Sales revenue, net	D	The Company increased its cost to become an affiliate from $300 to $600 effective April 2011. As a result, sales demand dropped significantly.

Shipping charges	D	Decrease in sales.

Cost of goods sold	D	Decrease in sales.

Shipping cost	D	Decrease in sales.

Operating costs – Excalibur	D
On August 8, 2010, OceanLaLa, the ship owned by Excalibur, was damaged when sailing in the Taiwan Strait. As a result of the damage, the OceanLaLa has been taken out of service, and limited maintenance cost was incurred during the period ended September 30, 2011.

Gross Profit as a % of total revenue	I
Gross profit, as the ratio to total revenue, was 75% during the current period compared with 56% during the prior period. The main reasons for the increase in gross profit was due to the fact that the commission for the related undelivered orders had been included and set off against revenue reported for the year ended March 2011.

Impairment loss of transportation equipment	D	Last year, the net book value of transportation equipment, OceanLaLa, exceeded its market value after damage.

Depreciation	D	Excalibur’s depreciation expenses for the period ended September 30, 2011 decreased as the result of impairment of transportation equipment.

Marketing expenses	D	Decrease in commission.

Royalty expenses	D	Royalty is payable to EFT Assets which is equal to a percentage of the Company’s gross sales based on certain threshold criteria. A decrease in sales leads to a reduction of royalty expenses.

Interest income	D	Interest income reduced because the company liquidated a portion of its securities available for sales to fund the operation.

Foreign exchange loss	I	Changes in foreign exchange rates.

Material changes in the Company’s Statement of Operations for the six months ended September 30, 2011 compared to the six months ended September 30, 2010 are discussed below:

Item	Increase (I) or Decrease (D)	Reason
Sales revenue, net	I
Sales are recorded net of the commissions. The Company pays the commission to the Affiliates responsible for the sales upon receipt of sales orders before revenue can be recognized. Increase in sales revenue was due to the fact that the undelivered orders of approximately $10 million as at March 31, 2011 were delivered and recognized as revenue during the period ended September 30, 2011. In addition, the commission related to the above-mentioned undelivered orders had been expensed and was set off against the revenue reported for the period ended March 2011.

Shipping charges	D	Decrease in product sales.

Operating costs – Excalibur	D
On August 8, 2010, OceanLaLa, the ship owned by Excalibur, was damaged when sailing in the Taiwan Strait. As a result of the damage, the OceanLaLa has been taken out of service, and limited maintenance cost was incurred during the period ended September 30, 2011.

Gross Profit as a % of total revenue	I
Gross profit, as the ratio to total revenue, was 76% during the current period compared with 54% during the prior period. The main reasons for the increase in gross profit were the significant increase in net sales and the corresponding commission for the related undelivered orders having been included and set off against revenue reported for the year ended March 2011.

Depreciation	D	Excalibur’s depreciation expenses for the period ended September 30, 2011 decreased as the result of impairment of transportation equipment.

Marketing expenses	D	Decrease in commission.

Royalty expenses	D	Royalty is payable to EFT Assets which is equal to a percentage of the Company’s gross sales base on certain threshold criteria. Decrease in sales leads to reduction of royalty expenses.

Interest income	D	Interest income reduced because the company liquidated a portion of its securities available for sales to fund the operation.

Foreign exchange loss	I	Changes in foreign exchange rates.

Capital Resources and Liquidity

The following table shows the Company’s sources and (uses) of its cash for the six months ended September 30, 2011 and 2010.

	Six Months Ended September 30,
	2011	2010
Net cash used in operating activities	$(7,148,747)	$(239,787)
Net cash used in investing activities	(15,606,843)	(5,466,352)
Effect of exchange rate changes on cash	701,362	(19,771)
Net decrease in cash	$(22,054,228)	$(5,725,910)

The cash and cash equivalents and securities available for sale are the Company’s primary sources of liquidity. The Company believes its existing cash and cash equivalents will be sufficient to maintain its operations at the present level for at least twelve months. The Company further believes that, if necessary, it could obtain additional borrowings at prevailing market interest rates to fund its growth objectives.

For the six months ended September 30, 2011, the Company recorded a profit of $4,774,835, yet used $7,148,747 in its operating activities.  The primary reason was that during this period, the Company recognized approximately $10,000,000 of unearned revenue but the corresponding cash had been received and recorded at year ended March 2011.

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

Material changes in the Company’s balance sheet items between September 30, 2011 and March 31, 2011 are discussed below:

Category	Increase (I) or Decrease (D)	Reason

Cash and cash equivalents	D	The Company used some of it's excess cash to invest in an investment property project in Taiwan during the period ended September 30, 2011.

Securities available for sale	D	The Company liquidated a portion of its securities available for sale as settlement of certain intercompany loans.

Inventories	I	For delivery of goods to customers for product sales orders received last year.

Property and equipment	I	OceanLaLa, the ship owned by Excalibur, was maintained in NTD. Its value increased due to the increase in the value of the NTD against US dollar.

Investment in developments in progress	I
The Company’s wholly owned subsidiary, EFT Investment Co. Ltd, entered into two tripartite agreements on May 31, 2011 to purchase an office building, located in Taipei Taiwan, which is under construction and will be completed by the end of 2013. As of September 30, 2011, deposits approximating $21 million have been made to the sellers.

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

The Company used $19,193,000 from the sale of the Units to purchase its 48.81% interest in Excalibur International Marine Corporation.

Yeuh-Chi Liu, a supplier of the Company’s spray bottles, borrowed $1,567,000 from the Company in July 2008.  The loan is non-interest bearing and is payable upon demand.  The loan was used by Yeuh-Chi Liu to acquire a 3.97% ownership of Excalibur International Marine Corporation and is secured by that interest. The Company provided a full allowance for impairment in the amount of $1,567,000 against the demand loan during the year. The Company has not yet enforced its interest in the collateral.

Since July 2008, the Company has made loans to Excalibur International Marine Corporation.  The loans were primarily used by Excalibur to acquire its ship, the OceanLaLa, and to fund operating costs.  As of September 30, 2011 the Company had the following outstanding loans to Excalibur. Because the Company consolidates Excalibur, these loans are not included in its consolidated financial statements.

Principal Amount	Interest Rate	Due Date

$1,564,717	0%	Due on demand
$1,100,000	8%	November 13, 2011
$90,000	8%	November 24, 2011
$2,500,000	8%	November 25, 2011
$330,000	8%	January 5, 2012
$100,000	8%	January 7, 2012
$100,000	8%	January 25, 2012
$120,000	8%	February 1, 2012
$160,000	8%	February 11, 2012
$140,000	8%	March 10, 2012
$130,000	8%	April 3, 2012
$512,000	8%	April 30, 2012
$260,000	8%	June 5, 2012
$150,000	8%	June 28, 2012
$400,000	8%	July 6, 2012
$100,000	8%	August 20, 2012
$250,000	8%	September 1, 2012
$200,000	8%	October 12, 2012

$8,206,717

Future Contractual Obligations

	Total	2012	2013	2014	2015	Thereafter

Lease payments	$448,376	$242,124	$206,252	-	-	-

Other than as disclosed above and except for the payment obligation to purchase an office building located in Taipei Taiwan as disclosed in Item 1, the Company does not anticipate any capital requirements for the twelve months ending March 31, 2012.

Commitments for capital expenditures

The Company does not have any commitments for any material capital expenditures. The Company does not have any commitments or arrangements from any person to provide it with any additional capital.

Except as disclosed in this Item 2, the Company does not know of any trends or demands that affected, or are reasonably likely to affect, its capital resources or liquidity.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on its financial condition.

Significant Accounting Policies/Recent Accounting Pronouncements

See Note 2 to the financial statements included as part of this report for a description of the Company’s significant accounting policies and recent accounting pronouncements which have, or potentially may have, a material impact on its financial statements.

Critical Accounting Policies and Estimates

During the six months ended September 30, 2011 the Company did not change any of its critical accounting policies or estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011 regarding this matter.

Item 4	Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Jack Jie Qin and [Principle Financial Officer], respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Qin and [Principle Financial Officer] concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2011.

The Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of its disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

(b)	Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the three-month period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 17 to the financial statements included as part of this report.

Item 1A.	Risk Factors.

There have not been any material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

None

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibits

Exhibit No.:	Description:
31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

101+
The following materials from the EFT Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November [●], 2011 formatted in Extensible Business Reporting Language (XBRL):*

	(i)	Consolidated Balance Sheets,
	(ii)	Consolidated Statements of Operations,
	(iii)	Consolidated Statements of Comprehensive Income,
	(iv)	Consolidated Statements of Cash Flows, and
	(v)	related notes

*	–	filed herewith

+	–
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EFT HOLDINGS, INC.
(Registrant)

Date: November 9, 2011	By:	/s/ Jack Jie Qin
Jack Jie Qin
Principal Executive Officer

	By:	/s/ William E. Sluss
William E. Sluss Principal Financial Officer