Form 10-K/A
period 2012-03-31
EFT Holdings, Inc.
filed 2012-06-22
CIK 1450973

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
(Title of Class)

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the price of $2.30 per share, which was the closing price of the common stock as reported on the OTC Bulletin Board under the symbol “EFTB” on September 30, 2010, was $58,841,372.

As of June 20, 2012, the registrant had 75,983,201 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Explanatory Note

On August 25, 2011, EFT Holdings, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (the “Initial Form 10-K”). This amendment to the Initial Form 10-K (the “Form 10-K/A”) amends disclosure related to the following areas.

Part II

Item 6. – Selected Financial Data.

Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. – Financial Statements and Supplemental Data.

Item 9A. – Controls and Procedures.

Part III

Item 12. – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13. – Certain Relationships and Related Transactions, and Director Independence.

Part IV

Item 15. – Exhibits, Financial Statement Schedules.

No other changes have been made to the Initial Form 10-K. The filing of this Form 10-K/A shall not be deemed as an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading. This Form 10-K/A does not reflect events occurring after the filing of the Initial Form 10-K on March 31, 2011, and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the Initial Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Initial Form 10-K and the Company’s filings with the Securities and Exchange Commission (the “SEC”) subsequent to the filing of the Initial Form 10-K.

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

3

EFT HOLDINGS, INC.

FORM 10-K/A

For the Fiscal Year Ended March 31, 2011

Number		Page
PART II

Item 6.	Selected Financial Data.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 8.	Financial Statements and Supplementary Data.
Item 9A.	Controls and Procedures.

PART III

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

PART II

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical consolidated financial data is qualified by reference to, and should be read in conjunction with the consolidated financial statements and the related notes, appearing elsewhere in this report, as well as Item 7 of this report.

	Years ended March 31,
Statements of Operations	2011	2010	2009	2008	2007
		(Restated)	(Restated)
Net revenue	$13,013,480	$21,073,166	$18,515,208	$40,359,662	$19,844,776
Operating expenses:
Total operating expenses	22,874,274	26,380,783	9,702,045	3,693,369	1,690,293
Total other income (expense)	841,124	384,658	235,128	326,194	11,566
Interest income	1,022,556	517,039	1,261,708	275,538	22,819
Net income (loss)	(19,756,880)	(14,178,943)	810,763	20,795,695	10,063,293
Net income (loss) attributable to Company	$(15,409,176)	$(8,386,643)	$2,541,795	$20,795,695	$10,063,293
Net income (loss) per common share:
Basic and diluted	$(0.20)	$(0.11)	$0.04	$0.37	$0.17
Weighted average common shares outstanding:
Basic and diluted	75,983,203	75,983,205	66,637,448	55,350,545	59,821,414

Balance Sheets	March 31,
	2011	2010	2009	2008	2007
		(Restated)	(Restated)
Current assets	$47,047,371	$43,186,040	$47,026,462	$19,414,774	$2,722,521
Total assets	56,492,067	65,739,747	79,930,632	57,427,420	2,826,369
Current liabilities	21,988,783	11,242,672	15,684,199	55,687,992	3,195,557
Contingent liabilities	2,703,409	2,904,957	—	—	—
Total liabilities	24,692,192	14,147,629	15,684,199	55,687,992	3,195,557
Working capital	25,058,588	31,943,368	31,342,263	(36,273,218)	(473,036)
Stockholders' equity (deficit)	31,799,875	51,592,118	64,246,433	1,739,428	(369,188)

Our net income (losses) for each fiscal quarter during the two years ended March 31, 2011 were:

	6/30/2010	9/30/2010	12/31/2010	3/31/2011

Net revenue	$3,765,872	$4,711,418	$4,241,906	$294,284
Gross profit	2,413,898	1,737,639	1,561,779	(3,367,846)
Income tax (expense) benefit	—	(2,400)	(143,539)	76,739
Net income (loss)	173,797	(4,875,804)	(3,400,260)	(11,654,613)
Non-controlling interest	474,453	2,792,696	876,257	204,298
Net income (loss) attributable to Company	648,250	(2,083,108)	(2,524,003)	(11,450,315)
Net income (loss) per common share, basic and diluted	0.01	(0.03)	(0.03)	(0.15)

	6/30/2009	9/30/2009	12/31/2009	3/31/2010
	(Restated)	(Restated)	(Restated)	(Restated)
Net revenue	$5,046,677	$6,183,310	$4,507,110	$5,336,069
Gross profit	2,990,559	3,662,664	2,199,553	2,968,911
Income tax (expense) benefit	-	-	-	(4,505)
Net income (loss)	548,128	1,321,576	37,492	(16,086,139)
Non-controlling interest	574,173	546,195	485,564	4,186,368
Net income (loss) attributable to Company	1,122,301	1,867,771	523,056	(11,899,771)
Net income (loss) per common share, basic and diluted	0.01	0.02	0.01	(0.15)

5

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

Results of Operations

Material changes in our Statement of Operations for the periods presented are discussed below:

Year Ended March 31, 2011

Increase (I) or
Item	Decrease (D)	Reason

Sales revenue, net	D	Sales are recorded net of commissions we pay the Affiliates who are responsible for the sales, and the commission is paid to Affiliates upon receipt of sales orders which is even before revenue can be recognized. In March 2011, $15 million of sales orders and payments were received. Out of the $15 million, only $3.5 million was recognized as revenue in accordance with our revenue recognition policy, but full commission expenses of $10 million related to these orders have been credited to the Affiliates’ accounts and were recorded as a reduction of revenue in this year, which resulted in a decrease in net revenue. Undelivered orders at year end, which is recorded as Unearned Revenue, will be recognized as revenue once they are delivered. The increase in commissions of $6.0 million, while causing a $1.5 million reduction in our gross sales, decreased our net sales revenue by $7.5 million.

Shipping charges	D	Decrease in gross sales of $1.5 million, and we did not collect 10% of shipping fees for the $3.0 million of sales made through our reverse auction program since products sold under this program are shipped directly by the manufacturer of the product.

Cost of goods sold	I	The cost of phones, which were not sold during the year ended March 31, 2010 and have a much higher cost than personal care products, representing 21% of total cost of goods sold.

Shipping costs	I	Logistic service provider increased its freight charges during the year.

Gross Profit as a % of total revenue	D	Gross profit, as a % of total revenue, was 26% during fiscal 2011 compared with 56% during the year ended March 31, 2010. The main reasons for the decrease in gross profit were a decrease in gross sales of $1.5 million, while there was a $6.0 million increase in commission expense incurred due to the significant increase in unearned revenue for the year and shipping costs.

Selling, general and administrative expenses	D	Lesser administrative expenses incurred by Excalibur due to layoff of some staff members after the ship was damaged and rendered inoperable on August 8, 2010.

Impairment of investment	I	We used $5 million of our excess cash to invest in a convertible note receivable bearing 8% interest during the year. On March 12, 2011, the note was converted into 10,593,220 shares of CTX Virtual Technologies, Inc. and an equal number of warrants to acquire one share of CTX common stock. The common stock of CTX is quoted on the Pink OTC market. Because of the lack of a sufficiently active market, we do not believe that quoted market prices for CTX’s common stock are a reliable indicator of fair value. Despite repeated inquiries and requests to CTX for current financial information that would allow us to assess the recoverability of our investment, we have not been able to obtain any information to enable us to assess the fair value of this investment. Accordingly, our management concluded that it would be prudent to conclude, in the absence of persuasive evidence to the contrary, that the investment should be considered impaired and therefore we have provided an impairment loss of $5 million during the period.

Impairment of goodwill	D	Excalibur suffered significant losses and only generated minimal income. The management hence decided to write off previously recorded purchase goodwill during 2010.

Impairment loss of equipment	D	Further impairment of transportation equipment was recognized as the net book value of the Excalibur transportation equipment exceeded its market value as a result of damage sustained by OceanLaLa on August 8, 2010.

Impairment loss of loan receivable	I	We determined during the period that the related party, to whom we made the loan, would not be able to repay the loan.

Interest income	I	Increase in investment in corporate notes and bonds.

Gain on disposal of held-to-maturity securities	I	We sold all our corporate notes in November 2010 as the issuers of some securities experienced significant deteriorations in their creditworthiness.

Foreign exchange loss	D	Changes in foreign exchange rates.

Other losses	I	Other losses represent loss resulting from a security breach in the Members area, in which an Affiliate was able to access the system in a manner that enabled them to alter the way the system’s automated transactions functioned and thus were able to create unauthorized, fraudulent transactions within the system.

Income tax expenses	I	Provision for tax liabilities due to subpart F income received in prior year.

Year Ended March 31, 2010

Increase (I) or
Item	Decrease (D)	Reason

Sales revenue, net	I	Sales are recorded net of the commissions we pay the Affiliates who are responsible for the sales. We lowered the commission payout to our Affiliates by approximately 15% during the fiscal year ended March 31, 2010. The reduction in commissions of $11 million, while causing a $7 million reduction in our gross sales, increased our net sales revenue by $4 million.

Shipping charges	D	We do not collect shipping fees for the sales made through our reverse auction program since products sold under this program are shipped directly by the manufacturer of the product.

Cost of goods sold	D	Gross sales decreased by $7 million, resulting in a corresponding decrease in cost of goods sold.

Shipping costs	D	Decrease in gross sales.

Operating cost – Excalibur	I	We did not acquire our interest in Excalibur until October 2008. As such, the operating cost for 2009 only represented less than six months of operating cost of Excalibur.

Gross Profit as a % of total revenue	I	Gross profit, as a % of total revenue, was 56% during fiscal 2010 compared with 55% during the year ended March 31, 2009. The increase in our gross percentage was the result of increased sales revenue. Sales revenue increased due primarily to a reduction in the amount of commissions we paid our Affiliates, and not as a result of increased product sales. If sales revenue increased primarily as a result of product sales, there would have been a corresponding increase in cost of goods sold as well as shipping costs.

Interest income	D	Decline in interest rates.

Selling, general and administrative expenses	I	Increased due to the inclusion of the general and administrative expenses of Excalibur, as compared to the inclusion of less than six months of such expenses in 2009.

Impairment of goodwill	I	Excalibur suffered significant losses and only generated minimal income. The management hence decided to write off previously recorded purchase goodwill.

Impairment loss of equipment	I	The net book value of OceanLaLa exceeded its market value after it was damaged.

Foreign exchange loss	I	Changes in foreign exchange rates.

Other income, net	D	Other income represents fees received for educational training classes conducted by the Company. During the year ended March 31, 2010 group leaders conducted more of the classes and we did not receive any fees for the classes conducted by the group leaders.

Capital Resources and Liquidity

The following table shows our sources and (uses) of our cash for the three years ended March 31, 2011.

	Year Ended March 31,
	2011	2010	2009
Net cash provided by (used in) operating activities	$4,547,136	$4,912,068	$(11,024,088)
Net cash (used in) investing activities	(7,180,044)	(13,904,536)	(18,158,923)
Net cash provided by (used in) financing activities	-	(193,992)	52,848,489
Effect of exchange rate changes on cash	3,604	31,404	(241,533)
Net increase (decrease) in cash	$(2,629,304)	$(9,155,056)	$23,423,945

The cash and cash equivalents and securities available for sale are our primary sources of liquidity. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at the present level for at least twelve months.

Operating Activities:

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

Investing activities:

Net cash used in investing activities for the year ended March 31, 2011 was $7,180,044, primarily attributable to our investment in CTX of $5,000,000, the purchase of $10,915,397 of available for sale securities and $470,297 of capital expenditure on construction in progress and leasehold improvements, partially offset by proceeds from corporate notes and securities available for sale of $8,705,650 and the redemption of corporate notes for $500,000.

Net cash used in investing activities for the year ended March 31, 2010 was $13,904,536, primarily attributable to the purchase of corporate notes for $4,800,184, the purchase of available for sale securities for $8,949,324 and capital expenditures of $1,353,248 on construction in progress and leasehold improvements, partially offset by $1,197,839 of loan repayments by related parties.

Net cash used in investing activities for the year ended March 31, 2009 was $18,158,923, primarily attributable to an equity investment in Excalibur of $15,985,269, loans to related parties of $1,897,000 and capital expenditures of $276,654 on equipment.

Financing activities:

We did not use or receive any cash from financing activities during the year ended March 31, 2011. Net cash used in financing activities for the year ended March 31, 2010 was $193,992, representing restricted cash frozen by the Taiwan Taipei district court as a result of a lawsuit filed against Excalibur for service fees and out-of-pocket expenses.

Net cash provided by financing activities for the year ended March 31, 2009 was $52,848,489, representing the proceeds from our private placement.

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

Between January and August 2008, we sold 14,890,040 Units to non-U.S. residents at a price of $3.80 per Unit.  The Units were sold pursuant to the exemption provided by Regulation S under the Securities Act of 1933.

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

$8,206,717

From the proceeds from the sale of the Units, the Company bought $4.8 million of corporate bonds as investment securities during the year ended March 31, 2010. All corporate bonds were sold in November 2010.

The Company also lent $5,000,000 to CTX Virtual Technologies Inc., “CTX,” in July 2010. The loan to CTX was unsecured, bore interest at 8% per year and had a term of one year to July 26, 2011. At any time during the one-year term, the Company could, at its option, convert the loan into 8,474,576 units, with each unit consisting of one share of CTX’s common stock and one warrant (to be increased by 25% to 10,593,220 units if CTX common stock was not listed on either the American Stock Exchange, the OTC Bulletin Board or NASDAQ by February 28, 2011). On March 12, 2011, CTX elected to convert the full amount of $5,000,000 into 10,593,220 units and paid the Company in full all accrued and unpaid interest owing.

Since February 2010, the Company has started to buy securities available for sale to earn interest, and has invested $16 million in such securities at March 31, 2011.

The unused cash and cash equivalents of $26.8 million at March 31, 2011 will be used in the Company’s planned investment in a real estate project in Taiwan.

We have no unused lines of credit or other borrowing facilities and believe that our ongoing operations generate sufficient cash to meet their liquidity requirements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Salt Lake City, Utah

August 17, 2011, except Note 2, as to which the date is June 19, 2012

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

EFT HOLDINGS, INC.

Consolidated Statements of Operations

	Year Ended
	March 31, 2011	March 31, 2010	March 31, 2009
		(Restated)	(Restated)
Sales revenues, net	$9,277,352	$16,776,314	$12,846,809
Shipping charges	3,579,905	4,006,080	5,657,625
Transportation income - Excalibur	156,223	290,772	10,774
	13,013,480	21,073,166	18,515,208
Cost of goods sold	6,161,273	4,869,900	5,780,447
Shipping costs	1,873,867	1,224,231	2,204,502
Operating costs - Excalibur	2,632,870	3,157,348	250,179
	10,668,010	9,251,479	8,235,128
Gross profit	2,345,470	11,821,687	10,280,080
Operating expenses:
Selling, general and administrative expenses	8,905,593	9,244,229	7,388,908
Impairment of investment	5,000,000	-	-
Impairment of goodwill	-	8,935,848	-
Impairment of loan receivable	1,567,000	-	-
Impairment of transportation equipment	5,400,000	6,141,261	-
Royalty expenses	2,001,681	2,059,445	2,313,137
Total operating expenses	22,874,274	26,380,783	9,702,045
Net operating income (loss)	(20,528,804)	(14,559,096)	578,035

Other income (expense)
Interest income	1,022,556	517,039	1,261,708
Gain on disposal of held-to-maturity securities	243,855	-	-
Gain on disposal of available for sale securities	119,919	-	-
Dividend income	41,119	13,437	-
Foreign exchange gain (loss)	(3,675)	(248,645)	(1,661,245)
Other losses	(640,193)	-	-
Other income (expense)	57,543	102,827	634,665
Total other income (expense)	841,124	384,658	235,128

Net income (loss) before income taxes and non-controlling interest	(19,687,680)	(14,174,438)	813,163
Income taxes expense	(69,200)	(4,505)	(2,400)
Net income (loss)	(19,756,880)	(14,178,943)	810,763
Non-controlling interests	4,347,704	5,792,300	1,731,032
Net income (loss) attributable to EFT Holdings Inc.	$(15,409,176)	$(8,386,643)	$2,541,795
Net income per common share
Basic and diluted	$(0.20)	$(0.11)	$0.04
Weighted average common shares outstanding
Basic and diluted	75,983,203	75,983,205	66,637,448

The accompanying notes are an integral part of these audited consolidated financial statements

EFT HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

					Accumulated
			Additional	Retained	Other		Total
	Common Stock		Paid-In	Earnings	Comprehensive	Non-Controlling	Stockholders'
	Shares	Amount	Capital	(Deficits)	Income (Loss)	Interests	Equity

BALANCE, APRIL 1, 2008	61,022,414	$610	$6,552	$1,895,330	$(163,064)	$-	$1,739,428

Shares issued to former shareholders	66,667	1	(1)	-	-	-	-
Issuance of common stock to employee	4,084	-	16,731	-	-	-	16,731
Issuance of common stock in private placement offering	14,890,040	149	43,919,414	-	-	-	43,919,563
Issuance of warrants in private placement offering	-	-	8,912,195	-	-	-	8,912,195
Acquisition of subsidiary with non-controlling interest	-	-	-	-	-	10,757,296	10,757,296
Comprehensive income:
Net income	-	-	-	2,541,795	-	(1,731,032)	810,763
Foreign currency translation adjustment	-	-	-	-	(772,332)	(809,992)	(1,582,324)
Unrealized loss on securities available for sale	-	-	-	-	(327,219)	-	(327,219)
Total comprehensive income	-	-	-	-	-	-	(1,098,780)

BALANCE, MARCH 31, 2009 - restated	75,983,205	$760	$52,854,891	$4,437,125	$(1,262,615)	$8,216,272	$64,246,433

Acquisition of subsidiary with non-controlling interest	-	-	-	-	-	381	381

Comprehensive income:
Net loss	-	-	-	(8,386,643)	-	(5,792,300)	(14,178,943)
Unrealized gain on securities available for sale	-	-	-	-	245,623	-	245,623
Foreign currency translation adjustment	-	-	-	-	1,143,461	135,163	1,278,624
Total comprehensive income	-	-	-	-	-	-	(12,654,696)

BALANCE, MARCH 31, 2010 - restated	75,983,205	$760	$52,854,891	$(3,949,518)	$126,469	$2,559,516	$51,592,118
Retirement of common stock	(4)	-	-	-	-	-	-
Comprehensive income:
Net loss		-	-	(15,409,176)	-	(4,347,704)	(19,756,880)
Unrealized gain on securities available for sale	-	-	-	-	206,198	-	206,198
Foreign currency translation adjustment	-	-	-	-	130,123	(371,684)	(241,561)
Total comprehensive income	-	-	-	-	-	-	(19,792,243)

BALANCE, MARCH 31, 2011	75,983,201	$760	$52,854,891	$(19,358,694)	$462,790	$(2,159,872)	$31,799,875

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

1.1	For the three months ended December 31, 2008, Excalibur recorded a deferred tax benefit for its net operating loss. Because the realization of the benefit of this net operating loss was not more likely than not, no benefit should have been recognized.

1.2	The Company consolidates Excalibur based on quarterly data for the prior fiscal quarter. For the three months ended March 31, 2009 (Excalibur information for the fiscal quarter ended December 31, 2008) and June 30, 2009 (Excalibur information for the fiscal quarter ended March 31, 2009), the Company did not use the correct periods and partially duplicated Excalibur’s results of operations.

1.3	During the three months ended December 31, 2008, Excalibur previously recorded a prepaid asset of approximately $14.8 million for deposits on two ships purportedly made by certain shareholders of Excalibur. Neither the deposits nor the ships are owned or controlled by Excalibur, and the existence of these deposits is the subject of litigation as described in Note 18. When Excalibur was consolidated beginning on January 15, 2010, this purported prepayment was treated as a stock subscription receivable and excluded from Excalibur’s assets to be consolidated. However, an exchange loss previously recorded by Excalibur related to these deposits was not adjusted.

1.4	The Company did not consistently adjust Excalibur’s financial statements to reflect the elimination of inter-company interest income and expense.

1.5	Because of Excalibur’s continuing losses, the Company previously considered that the amount by which the carrying value of its investment in Excalibur exceeded the Company’s share of Excalibur’s net assets should be written off. The amount to be written off has been adjusted as a result of the above adjustments.

The effect of each of the above adjustments is summarized below.

	Year Ended	Three Months Ended				Year Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010	March 31, 2010

Net income (loss) attributable to EFT Holdings Inc

Adjustments for -
Deferred tax benefit reversed	$(214,141)	-	-	-	-	-
Duplication of reporting periods	269,355	490,920	-	-	(490,920)	-
Exchange losses related to prepayment	437,322	-	-	-	-	-
Omission of depreciation expenses	(176,029)	-	-	-	-	-
Impairment of goodwill	-	1,080,969	-	-	(1,838,120)	(757,151)
Inter-company interest	98,391	-	-	-	333,554	333,554
Exchange rate differences	(1,765)	(41,663)	(5,946)	1,577	(71,098)	(117,130)
	413,133	1,530,226	(5,946)	1,577	(2,066,584)	(540,727)

Net income (loss) - as previously reported	2,128,662	(407,924)	1,873,715	521,479	(9,833,186)	(7,845,916)

Net income (loss) – as restated	$2,541,795	$1,122,302	$1,867,769	$523,056	$(11,899,770)	$(8,386,643)

2.	Digital Development Partners:

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

 Effects of Restatement

The effects of the restatement of the Company’s prior period financial statements for the above matters are summarized below. In addition, as disclosed below, the Company has restated its prior period financial statements to provide segment information not previously provided and to include information on non-recurring fair value measurements.

Consolidated Balance Sheets

Comparison for the Year Ended March 31, 2010 and 2009

	March 31, 2010		March 31, 2009
	As Previously Reported	As Restated	As Previously Reported	As Restated

Current assets
Cash and cash equivalents	$29,434,509	$29,434,509	$38,181,837	$38,589,565
Securities available for sale	9,740,712	9,740,712	508,746	508,746
Inventories	2,971,713	2,971,713	3,908,629	3,908,940
Prepaid expenses	475,092	942,192	2,551,298	2,923,023
Other receivables	96,914	96,914	33,504	1,096,188
Short-term notes receivable – Excalibur	-	-	4,064,717	-
Total current assets	42,718,940	43,186,040	49,248,731	47,026,462

Restricted cash	193,992	193,992	-	-
Property and equipment, net	15,370,975	15,370,975	360,156	22,020,413
Investments in bonds	4,763,165	4,763,165	-	-
Equity method investment – Excalibur	-	-	17,129,314	-
Loans to related parties	2,034,100	1,567,000	1,897,000	1,897,000
Security deposit	658,575	658,575	31,121	50,909
Goodwill	5,000	-	-	8,935,848
	23,025,807	22,553,707	19,417,591	32,904,170

Total assets	$65,744,747	$65,739,747	$68,666,322	$79,930,632

Current liabilities:
Accounts payable	2,346,835	1,424,459	3,610,195	6,424,740
Commission payable	6,380,408	6,380,408	5,977,969	5,977,969
Other liabilities	720,698	720,698	697,583	1,247,851
Unearned revenues	2,673,680	2,673,680	1,991,215	1,991,215
Due to related parties	43,427	43,427	-	42,424
Total current liabilities	12,165,048	11,242,672	12,276,962	15,684,199

Contingent liabilities	2,904,957	2,904,957	-	-

Total liabilities	15,070,005	14,147,629	12,276,962	15,684,199

Stockholders’ equity:

EFT Holdings Inc. stockholders’ equity
Common stock	760	760	760	760
Additional paid-in capital	52,854,891	52,854,891	52,854,891	52,854,891
Retained earnings (deficit)	(3,821,924)	(3,949,518)	4,023,992	4,437,125
Accumulated other comprehensive income (loss)	(469,326)	126,469	(490,283)	(1,262,615)
Total EFT Holdings Inc. stockholders’ equity	48,564,401	49,032,602	56,389,360	56,030,161

Non-controlling interests	2,110,341	2,559,516	-	8,216,272

Total stockholders’ equity	50,674,742	51,592,118	56,389,360	64,246,433

Total liabilities and stockholders’ equity	$65,744,747	$65,739,747	$68,666,322	$79,930,632

Consolidated Statements of Operations

Comparison for the Year Ended March 31, 2010 and 2009

	Year Ended March 31, 2010		Year Ended March 31, 2009
	As Previously Reported	As Restated	As Previously Reported	As Restated

Sales revenue, net	$16,776,314	$16,776,314	$12,846,809	$12,846,809
Shipping charge	4,006,080	4,006,080	5,657,625	5,657,625
Transportation income – Excalibur	-	290,772	-	10,774
	20,782,394	21,073,166	18,504,434	18,515,208

Cost of goods sold	4,869,900	4,869,900	5,780,447	5,780,447
Shipping cost	1,224,231	1,224,231	2,204,502	2,204,502
Operating costs – Excalibur	-	3,157,348	-	250,179
	6,094,131	9,251,479	7,984,949	8,235,128

Gross profit	14,688,263	11,821,687	10,519,485	10,280,080

Operating expenses:
Selling, general and administrative expenses	7,171,017	9,244,229	6,616,025	7,388,908
Impairment of transportation equipment	-	6,141,261	-	-
Impairment of goodwill	-	8,935,848	-	-
Royalty expenses	2,059,445	2,059,445	2,313,137	2,313,137
Total operating income (loss)	9,230,462	26,380,783	8,929,162	9,702,045

Net operating income (loss)	5,457,801	(14,559,096)	1,590,323	578,035

Other income (expense)
Interest income	546,471	517,039	1,246,433	1,261,708
Investment income	13,437	13,437	-	-
Loss from equity method investment	(5,744,421)	-	(2,063,686)	-
Equity method investment write-off	(8,178,697)	-	-	-
Foreign exchange gain (loss)	(133,437)	(248,645)	723,357	(1,661,245)
Other income (expense)	88,780	102,827	634,635	634,665
Total other income (expense)	(13,407,867)	384,658	540,739	235,128

Net income (loss) before income taxes and non-controlling interest	(7,950,066)	(14,174,438)	2,131,062	813,163
Income taxes expense	(4,505)	(4,505)	(2,400)	(2,400)
Extraordinary gain	100,531	-	-	-
Net income (loss)	(7,854,040)	(14,178,943)	2,128,662	810,763
Non-controlling interest	8,124	5,792,300	-	1,731,032
Net income (loss) attributable to EFT Holdings Inc.	$(7,845,916)	$(8,386,643)	$2,128,662	$2,541,795

Net income (loss) per common share:
Basic and diluted	$(0.10)	$(0.11)	$0.03	$0.04

Weighted average common shares outstanding	75,983,205	75,983,205	66,637,448	66,637,448

Consolidated Statements of Operations

Three Months Ended June 30, September 30 and December 31, 2009

	Three Months Ended		Three Months Ended		Three Months Ended
	June 30, 2009		September 30, 2009		December 31, 2009
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated

Sales revenue, net	$3,989,316	$3,989,316	$5,125,444	$5,125,444	$3,362,196	$3,362,196
Shipping charge	1,054,080	1,054,080	995,490	995,490	965,520	965,520
Transportation income – Excalibur	-	3,281	-	62,376	-	179,394
	5,043,396	5,046,677	6,120,934	6,183,310	4,327,716	4,507,110

Cost of goods sold	960,448	960,448	1,365,484	1,365,483	1,048,913	1,048,913
Shipping cost	301,900	301,900	286,468	286,468	334,879	334,879
Operating costs – Excalibur	-	793,770	-	868,695	-	923,765
	1,262,348	2,056,118	1,651,952	2,520,646	1,383,792	2,307,557

Gross profit	3,781,048	2,990,559	4,468,982	3,662,664	2,943,924	2,199,553

Selling, general and administrative expenses	2,306,319	2,524,505	2,253,548	2,501,530	2,398,664	2,601,802

Net operating income (loss)	1,474,729	466,054	2,215,434	1,161,134	545,260	(402,249)

Other income (expense)
Interest income	164,932	165,054	134,462	134,663	426,577	426,601
Investment loss – 48.81% Excalibur	(1,080,969)	-	-	-	-	-
Loss from equity method investment	(996,734)	-	(514,854)	-	(464,566)	-
Foreign exchange gain (loss)	886	(112,212)	(5,038)	(17,951)	751	(351)
Other income (expense)	29,232	29,232	43,711	43,730	13,457	13,491
Total other income (expense)	(1,882,653)	82,074	(341,719)	160,442	(23,781)	439,741

Net income (loss) before income taxes	(407,924)	548,128	1,873,715	1,321,576	521,479	37,492
Income taxes expense	-	-	-	-	-	-

Net income (loss) before non-controlling interest	(407,924)	548,128	1,873,715	1,321,576	521,479	37,492
Non-controlling interest	-	574,173	-	546,195	-	485,564
Net income (loss) attributable to EFT Holdings Inc.	$(407,924)	$1,122,301	$1,873,715	$1,867,771	$521,479	$523,056

Net income (loss) per common share:
Basic and diluted	$(0.01)	$0.01	$0.02	$0.02	$0.01	$0.01

Weighted average common shares outstanding	75,983,205	75,983,205	75,983,205	75,983,205	75,983,205	75,983,205

Consolidated Statements of Cash Flows

Comparison for the Year Ended March 31, 2010 and 2009

	Year Ended March 31, 2010		Year Ended March 31, 2009
	As Previously Reported	As Restated	As Previously Reported	As Restated

Cash flows from operating activities:
Net income (loss)	$(7,854,040)	$(14,178,943)	$2,128,662	$810,763

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	77,110	2,284,127	51,514	409,852
Loss on equity method investment	5,744,421	-	2,063,686	-
Warranty liability	(9,079)	-	(33,924)	-
Stock based compensation	11,467	-	16,731	16,731
Impairment of goodwill	-	8,935,848	-	-
Impairment of transportation equipment	-	6,141,261	-	-
Equity method investment write-off	8,178,697	-	-	-
Extraordinary gain from acquisition of business	(100,531)	-	-	-

Changes in operating assets and liabilities:
Inventories	936,916	937,231	(1,289,200)	(1,289,511)
Prepaid expenses and other receivable	1,478,331	2,407,919	(1,761,551)	(257,840)
Accounts payable	(2,520,479)	(2,399,492)	2,806,154	(1,258,563)
Commission payable	-	402,439	-	(5,648,236)
Other liabilities	406,742	(300,787)	(6,078,238)	(1,547,424)
Unearned revenues	682,465	682,465	(1,954,590)	(1,954,590)
Income tax payable	-	-	305,000	(305,000)
Net cash provided by (used in) operating activities	7,032,020	4,912,068	(3,745,756)	(11,023,818)

Cash flows from investing activities:
Cash acquired in acquisition of Digital Development	96,561	381	-	-
Cash acquired upon taking control of Excalibur	728,298		-
Additions to fixed assets	(993,800)	(1,353,248)	(305,068)	(276,654)
Note receivables – related party	(1,660,382)	1,197,839	(5,961,717)	(1,897,000)
Purchase of corporate notes	(4,800,184)	(4,800,184)	-	-
Purchase of securities available for sale	-	(8,949,324)	-	-
Investments	-	-	(19,193,000)	(15,985,269)
Stock issuing costs	(3,992)		-
Net cash (used in) investing activities	(6,633,499)	(13,904,536)	(25,459,785)	(18,158,923)

Cash flows from financing activities:
Restricted cash	(193,992)	(193,992)	-	-
Proceed from issuance of stock and warrants	-	-	52,831,758	52,848,489
Net cash provided by (used in) financing activities	(193,992)	(193,992)	52,831,758	52,848,489
Effect of exchange rate changes on cash	(2,533)	31,404	-	(241,533)
Net increase (decrease) in cash	201,996	(9,155,056)	23,626,217	23,424,215
Cash, beginning of period	38,181,837	38,589,565	15,165,620	15,165,620
Cash, end of period	$38,383,833	$29,434,509	$38,791,837	$38,589,835

Supplemental disclosures of cash flow information:
Income taxes paid in cash	$4,505	$4,505	$2,400	$2,400

Non-cash investing and financing activities:
Unrealized loss on securities available for sale	$245,623	-	$327,219	-
Fixed assets sold with receivable	-	-	$33,504	-
Release of cash from restriction	-	-	$37,845,432	-

Selected Financial Data

	Years ended March 31,
	2010	2010	2009	2009
Statements of Operations	As Previously Reported	As Restated	As Previously Reported	As Restated
Net revenue	$20,782,394	$21,073,166	$18,504,434	$18,515,208
Operating expenses:
Total operating expenses	9,230,462	26,380,783	8,929,162	9,702,045
Total other income (expense)	(13,407,867)	384,658	540,739	235,128
Interest income	546,471	517,039	1,246,433	1,261,708
Net income (loss)	(7,946,447)	(14,178,943)	2,128,662	810,763
Net income (loss) attributable to Company	$(7,845,916)	$(8,386,643)	$2,128,662	$2,541,795
Net income (loss) per common share:
Basic and diluted	$(0.10)	$(0.11)	$0.03	$0.04
Weighted average common shares outstanding:
Basic and diluted	75,983,205	75,983,205	66,637,448	66,637,448

	March 31,
	2010	2010	2009	2009
Balance Sheets	As Previously Reported	As Restated	As Previously Reported	As Restated
Current assets	$42,622,026	$43,186,040	$49,215,227	$19,414,774
Total assets	65,744,747	65,739,747	68,666,322	57,427,420
Current liabilities	12,165,048	11,242,672	12,276,962	55,687,992
Contingent liabilities	2,904,957	2,904,957	--	--
Total liabilities	15,070,005	14,147,629	12,276,962	55,687,992
Working capital	30,456,978	31,943,368	36,938,265	(36,273,218)
Stockholders' equity (deficit)	50,674,742	51,592,118	56,389,360	1,739,428

Our net income (loss) for each fiscal quarter during the year ended March 31, 2010 were:

	As Previously Reported
	6/30/2009	9/30/2009	12/31/2009	3/31/2010
Net revenue	$5,043,396	$6,120,934	$4,327,716	$5,290,348
Gross profit	3,781,048	4,468,982	2,943,924	3,494,309
Net income (loss) from continuing operations	(407,924)	1,873,715	521,479	(9,836,805)
Income tax (expense) benefit				(4,505)
Net income (loss)	(407,924)	1,873,715	521,479	(9,941,310)
Non-controlling interest				8,124
Net income (loss) attributable to Company	(407,924)	1,873,715	521,479	(9,833,186)
Net income (loss) per common share, basic and diluted	(0.01)	0.02	0.01	(0.13)

	As Restated
	6/30/2009	9/30/2009	12/31/2009	3/31/2010
Net revenue	$5,046,677	$6,183,310	$4,507,110	$5,336,069
Gross profit	2,990,559	3,662,664	2,199,553	2,968,911
Net income (loss) from continuing operations				(4,505)
Income tax (expense) benefit	548,128	1,321,576	37,492	(16,086,139)
Net income (loss)
Non-controlling interest	574,173	546,195	485,564	4,186,368
Net income (loss) attributable to Company	1,122,301	1,867,771	523,056	(11,899,771)
Net income (loss) per common share, basic and diluted	0.01	0.02	0.01	(0.15)

Segment Information

The Company’s business is classified by management into two reportable business segments: transportation and online. The online business reportable segment is an aggregation of the Company’s online operating segments, which are organized to sell the Company’s products to affiliates through its websites. The online business reportable segment derives revenue from the sales of nutritional products, personal care products and EFT-phones. The transportation business reportable segment derives revenue from transport passengers and cargo between Taiwan and Mainland China through the Taiwan Strait.

Although substantially all of the Company’s revenue is generated from Mainland China, the Company is organizationally structured along business segments. The accounting policies of each of the Company’s operating segments are the same as those described in Note 3, “Summary of Significant Accounting Policies.”

The following tables provide business segment information as of and for the year ended March 31, 2010 and 2009.

	Year ended March 31, 2010
	Online business	Transportation business	Total
Sales revenues, net	$20,782,394	$290,772	$21,073,166
Cost of goods sold	6,094,131	3,157,348	9,251,479
Gross profit	14,688,263	(2,866,576)	11,821,687
Operating expenses:
Selling, general and administrative expenses	7,066,562	2,177,667	9,244,229
Impairment of goodwill	-	8,935,848	8,935,848
Impairment loss of transportation equipment	-	6,141,261	6,141,261
Royalty expenses	2,059,445	-	2,059,445
Total operating expenses			26,380,783
Net operating income (loss)	5,562,256	(20,121,352)	(14,559,096)
Other income			384,658
Loss before income tax			(14,174,438)

Total long-lived assets	1,276,846	14,094,129	15,370,975

Additions to long-lived assets	993,800	359,448	1,353,248

	Year ended March 31, 2009
	Online business	Transportation business	Total
Sales revenues, net	$18,504,434	$10,774	$18,515,208
Cost of goods sold	7,984,949	250,179	8,235,128
Gross profit	10,519,485	(239,405)	10,280,080
Operating expenses:
Selling, general and administrative expenses	4,308,881	772,883	5,081,764
Marketing expenses	2,307,144	-	2,307,144
Royalty expenses	2,313,137	-	2,313,137
Total operating expenses			9,702,045
Net operating income (loss)	1,590,323	(1,012,288)	578,035
Other income			235,128
Loss before income tax			813,163

Total long-lived assets	360,156	21,660,257	22,020,413

Additions to long-lived assets	276,654	-	276,654

	Three months ended December 31, 2010
	Online business	Transportation business	Total
Sales revenues, net	$4,160,577	$81,329	$4,241,906
Cost of goods sold	(2,228,801)	(451,326)	(2,680,127)
Gross profit	1,931,776	(369,997)	1,561,779
Operating expenses:
Selling, general and administrative expenses	1,511,693	321,417	1,833,110
Marketing expenses	299,374	-	299,374
Impairment loss of loan receivable	-	1,567,000	1,567,000
Impairment loss of transportation equipment	-	1,164,091	1,164,091
Royalty expenses	502,566	-	502,566
Total operating expenses			5,366,141
Net operating income (loss)	(381,857)	(3,422,505)	(3,804,362)
Other income			547,641
Loss before income tax			(3,256,721)

Total long-lived assets	1,497,187	8,162,804	9,659,991

Additions to long-lived assets	125,489	1,408	126,897

	Three months ended September 30, 2010
	Online business	Transportation business	Total
Sales revenues, net	$4,653,634	$57,784	$4,711,418
Cost of goods sold	1,843,022	1,130,757	2,973,779
Gross profit	2,810,612	(1,072,973)	1,737,639
Operating expenses:
Selling, general and administrative expenses	1,727,811	222,787	1,950,598
Marketing expenses	277,858	-	277,858
Impairment loss of transportation equipment	-	4,200,000	4,200,000
Royalty expenses	512,747	-	512,747
Total operating expenses			6,941,203
Net operating income (loss)	292,196	(5,495,760)	(5,203,564)
Other income			330,160
Loss before income tax			(4,873,404)

Total long-lived assets	1,421,438	8,940,515	10,361,953

Additions to long-lived assets	31,707	-	31,707

	Three months ended June 30, 2010
	Online business	Transportation business	Total
Sales revenues, net	4,649,402	-	4,649,402
Cost of goods sold	1,543,612	691,892	2,235,504
Gross profit	3,105,790	(691,892)	2,413,898
Operating expenses:
Selling, general and administrative expenses	1,509,815	272,328	1,782,143
Marketing expenses	275,901	-	275,901
Royalty expenses	506,938	-	506,938
Total operating expenses			2,564,982
Net operating loss	813,136	(964,220)	(151,084)
Other income			324,881
Income before income tax			173,797

Total long-lived assets	1,401,052	13,788,997	15,190,049

Additions to long-lived assets	147,698	-	147,698

Fair Value Measurements

As discussed in Note 9, the Company’s investment in the transportation equipment of Excalibur has been valued at fair value, on a non-recurring basis, using Level 3 – unobservable inputs, to reflect management’s estimate that the net book value of the transportation equipment owned by Excalibur exceeded its market value. Accordingly, on a non-recurring basis, using Level 3 – unobservable inputs, the Company recorded an impairment loss of $6.1 million during the year ended March 31, 2010. As of March 31, 2010, the Company also recorded an impairment loss of $8.9 million to write off the goodwill associated with the Company’s investment in Excalibur.

As part of the Company's periodic review of the value of its transportation assets, the Company recorded an impairment loss of $1.2 million and $4.2 million during the periods ended December 31 and September 30, 2010, respectively, to reflect management’s estimate that the net book value of the transportation equipment owned by Excalibur exceeded its market value.

	As previously reported
	Level 1
	Quoted Prices	Level 2	Level 3
	in Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs	Total
Securities available for sale		$	$-	$
- December 31, 2010	$12,106,817	-	-		12,106,817
- September 30, 2010	11,233,654	-	-		11,233,654
- June 30, 2010	1,235,591	-	-		1,235,591
- March 31, 2010	9,740,712	-	-		9,740,712

	As previously reported
	Level 1
	Quoted Prices	Level 2	Level 3
	in Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs	Total
Securities available for sale		$	$-	$12,106,8
- December 31, 2010	$12,106,817	-	-	17
- September 30, 2010	11,233,654	-	-	11,233,654
- June 30, 2010	1,235,591	-	-	1,235,591
- March 31, 2010	9,740,712	-	-	9,740,712

Transportation equipment of Excalibur
- December 31, 2010			11,611,785	11,611,785
- September 30, 2010			13,333,122	13,333,122
- June 30, 2010			12,832,569	12,832,569
- March 31, 2010			17,270,427	17,270,427

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

The Company’s business is classified by management into two reportable business segments: transportation and online. These reportable segments are two distinct businesses, each with a different customer base, marketing strategy and management structure. The online business reportable segment is an aggregation of the Company’s online operating segments, which are organized to sell the Company’s products to affiliates through its websites. The online business reportable segment derives revenue from the sales of nutritional products, personal care products and EFT-phones. The transportation business reportable segment derives revenue from transport passengers and cargo between Taiwan and Mainland China through the Taiwan Strait. Substantially all of the Company’s revenue is generated from Mainland China.

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

Level 1 —	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 —	Other inputs that are directly or indirectly observable in the marketplace.

Level 3 —	Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In accordance with ASC Topic 820, the Company measures its securities available for sale at fair value on a recurring basis. The securities available for sale are classified within Level 1 since they are valued using quoted market prices.

As discussed in Note 10, the Company’s investment in CTX Virtual Technologies has been valued at fair value, on a non-recurring basis, using Level 3 – unobservable inputs, to reflect the Company’s assessment of its inability to recover its investment in the foreseeable future. Accordingly, on a non-recurring basis, using Level 3 – unobservable inputs, the Company provided an impairment loss of $5.0 million during the year ended March 31, 2011.

As discussed in Note 9, the Company’s investment in the transportation equipment of Excalibur has been valued at fair value, on a non-recurring basis, using Level 3 – unobservable inputs, to reflect management’s estimate that the net book value of the transportation equipment owned by Excalibur exceeded its market value. Accordingly, on a non-recurring basis, using Level 3 – unobservable inputs, the Company recorded impairment losses of $5.4 million during the year ended March 31, 2011, and an impairment loss of $6.1 million during the year ended March 31, 2010. As of March 31, 2010, the Company also recorded an impairment loss of $8.9 million to write off the goodwill associated with the Company’s investment in Excalibur.

Assets measured at fair value are summarized below:

	March 31, 2011
	Level 1
	Quoted Prices	Level 2	Level 3
	in Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Total
Securities available for sale
- Corporate bonds	$16,773,970	$-	$-	$16,773,970
CTX Virtual Technologies	-	-	-
Transportation equipment of Excalibur	-	-	11,611,785	11,611,785

Total assets measured at fair value	$16,773,970	$-	$11,611,785	$28,385,755

	March 31, 2010
	Level 1
	Quoted Prices	Level 2	Level 3
	in Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Total
Securities available for sale	$9,740,712	$-	$-	$9,740,712
Transportation equipment of Excalibur	-	-	17,065,379	17,065,379
Total assets measured at fair value	$9,740,712	$-	$17,065,379	$26,806,091

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

In March 2010, one of the Company’s subsidiaries, EFT International Ltd., entered into a consultancy agreement with JFL Capital Limited, a company in which Wendy Qin serves as a director and is one of the principal shareholders . Under this agreement, EFT International Ltd. engaged JFL Capital Limited to provide EFT International Ltd. consultancy service on administration, financial matters, corporate planning and business development commencing from April 1, 2010.  The agreement may be terminated by either party on three months’ written notice. For the year ended March 31, 2011, EFT International Ltd. paid JFL Capital Limited $315,000. As from April 1, 2011, the annual fee will be increased at the rate of $15,000 each year.

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

Additional information concerning Excalibur is included in Notes 13 (Contingent Liabilities) and 18 (Litigation).

Note 10- INVESTMENT IN CTX VIRTUAL TECHNOLOGIES

In July 2010 the Company lent $5,000,000 to CTX Virtual Technologies, Inc. The loan to CTX was unsecured, bore interest at 8% per year and had a term of one year to July 26, 2011.  At any time during the one-year term, the Company could at its option convert the loan into 8,474,576 units, with each unit consisting of one share of CTX’s common stock and one warrant. Each warrant allows the Company to purchase one additional share of CTX’s common stock at a price of $1.00 at any time on or before June 23, 2015. At any time after January 26, 2011 and before July 26, 2011, CTX could, at its option, cause the loan to be converted into the same 8,474,576 units. If CTX common stock was not listed on either the American Stock Exchange, the OTC Bulletin Board or NASDAQ by February 28, 2011, the number of shares of common stock and warrants issuable on conversion of the loan would be increased by 25%.

On March 12, 2011, CTX elected to convert the full principal amount of $5,000,000 and paid the Company in full all accrued and unpaid interest owing. Because CTX common stock was not listed on either the American Stock Exchange, the OTC Bulletin Board or NASDAQ by February 28, 2011, the number of shares of common stock and warrants issued on conversion of the loan was increased by 25% to 10,593,220. The common stock of CTX is quoted on the Pink OTC market. On March 31, 2011, the closing market price of CTX common stock, as reported by NASDAQ, was $1.93. However, this company’s common stock is very thinly traded and, as reported by NASDAQ, a total of 174,487 common shares were traded during the year ended March 31, 2011 at an average price (based on reported closing prices) of $1.21. Because of the lack of a sufficiently active market, the Company does not believe that quoted market prices for CTX’s common stock are a reliable indicator of fair value.  Despite repeated inquires and requests to CTX for current financial information that would allow us to assess the recoverability of our investment, we have not been able to obtain any information to enable us to assess the fair value of this investment. Accordingly, management concluded that it would be prudent to conclude, in the absence of persuasive evidence to the contrary, that the investment should be considered impaired and therefore the Company has provided an impairment loss of $5,000,000 during the quarter ended March 31, 2011.

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

The Company has the right, but not the obligation to redeem the warrants, on a pro rata basis, at a purchase price of $0.00001 per warrant within thirty days from the tenth consecutive trading day that the closing sales price, or the average of the closing bid and asked price, of the Company’s common stock on the OTC or any public securities market within the United States, is at least $11.00 per share.

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

The provision for prior years of $66,800 reflects California state taxes due for 2007. The Company’s 2007, 2008 and 2009 tax returns were amended for Sub Part F income items. For federal income tax purposes, the Company had utilized existing net operating loss carrybacks to cover the additional taxable income. However, California does not permit the use of net operating loss carrybacks, resulting in an additional tax liability for 2007.

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

Note 16 - COMMITMENTS

Executive Offices

The Company leases 3,367 square feet of space in California that serves as its principal executive offices.  The lease expires in February 2013.  The monthly rent for the fiscal years ended March 31, 2011, 2012 and 2013 is $9,090, $9,454 and $9,832, respectively. Future minimum lease payments under the lease are as follows:

Year Ending March 31,

2012	113,448
2013	108,152

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

Total rent expenses for the three years ended March 31, 2011 were $723,060, $653,402 and $494,487, respectively.

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

Consultancy Agreement

In March 2010, one of the Company’s subsidiaries, EFT International Ltd., entered into a consultancy agreement with JFL Capital Limited, a company in which Wendy Qin, the sister of Jack Jie Qin, our President, serves as a director and is one of the principal shareholders . Under this agreement, EFT International Ltd. engaged JFL Capital Limited to provide EFT International Ltd. consultancy service on administration, financial matters, corporate planning and business development commencing from April 1, 2010. The agreement may be terminated by either party on three months’ written notice. For the year ended March 31, 2011, EFT International Ltd. paid JFL Capital Limited $315,000. As from April 1, 2011, the annual fee will be increased at the rate of $15,000 each year.

Note 17 – SEGMENT INFORMATION

The Company’s business is classified by management into two reportable business segments: transportation and online. The online business reportable segment is an aggregation of the Company’s online operating segments, which are organized to sell the Company’s products to affiliates through its websites. The online business reportable segment derives revenue from the sales of nutritional products, personal care products and EFT-phones. The transportation business reportable segment derives revenue from transport passengers and cargo between Taiwan and Mainland China through the Taiwan Strait.

Although substantially all of the Company’s revenue is generated from Mainland China, the Company is organizationally structured along business segments. The accounting policies of each of the Company’s operating segments are the same as those described in Note 3, “Summary of Significant Accounting Policies.”

The following tables provide the business segment information as of and for the year ended March 31, 2011, 2010 and 2009. Income tax allocations have been determined based on statutory rates in the applicable business segment.

	Year ended March 31, 2011
	Online business	Transportation business	Total
Sales revenues, net	$12,857,257	$156,223	$13,013,480
Cost of goods sold	8,035,140	2,632,870	10,668,010
Gross profit	4,822,117	(2,476,647)	2,345,470
Operating expenses:
Selling, general and administrative expenses	8,058,819	846,774	8,905,593
Impairment of investment	5,000,000	-	5,000,000
Impairment loss of transportation equipment	-	5,400,000	5,400,000
Impairment loss of loan receivable	-	1,567,000	1,567,000
Royalty expenses	2,001,681	-	2,001,681
Total operating expenses			22,874,274
Net operating loss	(10,238,383)	(10,290,421)	(20,528,804)
Other income			841,124
Loss before income tax			(19,687,680)

Total long-lived assets	1,592,997	7,129,777	8,722,774

Additions to long-lived assets	468,854	1,443	470,297

	Year ended March 31, 2010
	Online business	Transportation business	Total
Sales revenues, net	$20,782,394	$290,772	$21,073,166
Cost of goods sold	6,094,131	3,157,348	9,251,479
Gross profit	14,688,263	(2,866,576)	11,821,687
Operating expenses:
Selling, general and administrative expenses	7,066,562	2,177,667	9,244,229
Impairment of goodwill	-	8,935,848	8,935,848
Impairment loss of transportation equipment	-	6,141,261	6,141,261
Royalty expenses	2,059,445	-	2,059,445
Total operating expenses			26,380,783
Net operating income (loss)	5,562,256	(20,121,352)	(14,559,096)
Other income			384,658
Loss before income tax			(14,174,438)

Total long-lived assets	1,276,846	14,094,129	15,370,975

Additions to long-lived assets	993,800	359,448	1,353,248

	Year ended March 31, 2009
	Online business	Transportation business	Total
Sales revenues, net	$18,504,434	$10,774	$18,515,208
Cost of goods sold	7,984,949	250,179	8,235,128
Gross profit	10,519,485	(239,405)	10,280,080
Operating expenses:
Selling, general and administrative expenses	4,308,881	772,883	5,081,764
Marketing expenses	2,307,144	-	2,307,144
Royalty expenses	2,313,137	-	2,313,137
Total operating expenses			9,702,045
Net operating income (loss)	1,590,323	(1,012,288)	578,035
Other income			235,128
Loss before income tax			813,163

Total long-lived assets	360,156	21,660,257	22,020,413

Additions to long-lived assets	276,654	-	276,654

Note 18 - LITIGATION

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

Note 19 - SUBSEQUENT EVENTS

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

Based on that evaluation, our management concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

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

·	We hired a chief financial officer with previous experience as the chief financial officer of a publicly traded company listed in the United Kingdom. The new chief financial officer is a fellow member of Certified General Accountants (Canada) and Association of Chartered Certified Accountants.

·	We hired additional experienced staff accountants to enhance our ability to segregate responsibilities and provide additional oversight in the various accounting functions.

·	We implemented new internal controls to properly evaluate revenue recognition criteria.

·	We implemented new internal controls to sufficiently mitigate cut-off errors in revenue.

·	We implemented new internal controls related to the proper oversight of work performed by our controller.

·	We implemented new internal controls over the period-end financial reporting process.

·	We implemented new internal controls to deter or mitigate management override.

·	We implemented new internal controls to correctly and accurately record business combinations.

·	We also implemented controls over our controlled subsidiary, Excalibur International Marine Corporation.

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

Historical Reports

As described in Note 2 of this Report, we have restated our consolidated financial statements for the periods from the three-month period ended December 31, 2008 to the three-month period ended December 31, 2009 to reflect the consolidation of Excalibur International Marine Corporation (“Excalibur”) from the time we acquired our interest in Excalibur on October 25, 2008, rather than accounting for such investment in Excalibur under the equity method.

We disclosed the following material weakness in our internal control over financial reporting in our Annual Report for the year ended March 31, 2010:

Company did not have sufficient internal controls over its variable interest entity Excalibur International Marine Corporation as of December 31, 2009, the date used for the consolidation of Excalibur International Marine Corporation's financial statements.

Since the Company took control of Excalibur on October 25, 2008, we also should have disclosed the existence of a material weakness in our internal control over financial reporting relating to our control over Excalibur in our Annual Report for the year ended March 31, 2009. Accordingly, our management has reassessed the effectiveness of our internal control over financial reporting as of March 31, 2009 and concluded that our internal control over financial reporting was not effective as of such date.

As described in Note 2 of this Report, we have restated our consolidated financial statements for the three months and the year ended March 31, 2010 to eliminate certain pre-transaction expenses related to Digital Development Partners, Inc. (“Digital”). These expenses related to pre-transaction expenses previously recorded by Digital and the non-controlling shareholders’ portion thereof, pre-existing goodwill recorded and an offsetting net gain previously recognized relating to the transaction. The net effect of these adjustments on our net loss for the year ended March 31, 2010 was not material. However, the incorrect accounting for these pre-transaction expenses relating to our transaction with Digital indicates the existence of an additional material weakness in our internal control over financial reporting, which should have been disclosed in our Annual Report for the year ended March 31, 2009. The incorrect accounting was primarily due to an error in judgment by the accounting staff at the time the transaction was recorded. Due to the complexity of the transaction, an accounting technical specialist should have been consulted with respect to the proper accounting for the transaction, as we would deem it a “Significant Non-Recurring Transaction” (i.e., one in which an incorrect recording of the transaction could lead to a finding of a significant deficiency or a material weakness in one of our controls). To remediate this material weakness in our internal control over financial reporting, we currently use a specialist to assist us in accounting for these types of transactions. In addition, we have employed new members of the accounting staff who are more experienced in accounting for these types of transactions and whose stronger technical ability enhances our ability to recognize the need to employ consultants with specific technical expertise in connection with our evaluation of certain accounting issues from time to time. As a result, we believe that we have remediated the material weakness in our internal control over financial reporting that led to the incorrect accounting for pre-transaction expenses relating to our transaction with Digital.

Our management has also re-evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008, March 31, June 30, September 30 and December 31, 2009 and March 31, June 30, September 30 and December 31, 2010 and concluded that our disclosure controls and procedures were not effective as of such dates.

PART III

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

(3)	Exhibits:

Exhibit No.:	Description:

3.1(1)	Articles of Incorporation of GRG, Inc. (now EFT Holdings, Inc.).

3.1.1(1)	Articles of Merger filed December 28, 2004 between HumWare Media Corporation, World Wide Golf Web, Inc. and GRG, Inc.

3.1.2(1)	Certificate of Amendment, effective November 7, 2007, to the Articles of Incorporation of HumWare Media Corporation

3.1.3(9)	Articles of Merger filed December 13, 2010 between QCSC, Inc. and EFT Biotech Holdings, Inc.

3.2(3)	By-laws

4.1(1)	Form of Common Stock Certificate

4.2(1)	Form of Warrant to purchase one share of Common Stock for a purchase price of $3.80 per share until the second anniversary date of the date of issuance

10.1(3)	Share Exchange Agreement, dated as of the 1st day of November, 2007, by and among EFT Holdings, Inc. (formerly HumWare Media Corporation), a Nevada corporation; certain EFT Shareholders and EFT BioTech Corporation, a Nevada corporation

10.2(2)	Subscription Agreement for Units in connection with the Registrant’s Regulation S Private Placement

10.3(3) +	Employment Agreement, dated May 10, 2008, between EFT BioTech Holdings, Inc. and Sharon Tang

10.4(5)	$500,000 Loan Agreement (the “Agreement”), dated November 24, 2008, between the EFT Biotech Holdings, Inc. (as the Lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the Borrower).

10.5(5)	First Extension of $500,000 Loan, dated December 25, 2008

10.6(5)	Second Extension of $500,000 Loan, dated May 25, 2009

10.7(6)	$2,000,000 Loan Agreement (the “Agreement”) and promissory note, dated September 23, 2008, between the EFT Biotech Holdings, Inc. (as the Lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the Borrower).

10.8(5)	First Extension of $2,000,000 Loan, dated November 25, 2008

10.9(5)	Second Extension of $2,000,000 Loan, dated May 25, 2009

10.10(6)	$600,000 Loan Agreement, dated May 13, 2009, between the EFT Biotech Holdings, Inc. (as the Lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the Borrower).

10.11(6)	Addendum to $600,000 Loan Agreement, dated May 13, 2009, between the EFT Biotech Holdings, Inc. (as the Lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the Borrower).

10.12 (7)	$330,000 Loan Agreement, dated July 14, 2008, between EFT BioTech Holdings, Inc. (Lender) and Yeuh-Chi Liu (Borrower)

10.13 (7)	Addendum to $330,000 Loan Agreement, dated July 15, 2008, between BioTech Holdings, Inc. and Yeuh-Chi Liu

10.14 (7)	$1,567,000 Loan Agreement, dated July 25, 2008, between BioTech Holdings, Inc. (Lender) and Yeuh-Chi Liu (Borrower)

10.15(8)	Subscription agreement with Excalibur International Marine Corporation

10.16(8)	Extension of $2,000,000 loan with Excalibur International Marine Corporation

10.17(8)	Extension of $600,000 loan with Excalibur International Marine Corporation

10.18(8)	Extension of $500,000 loan with Excalibur International Marine Corporation

10.19(9)	Consultancy Agreement, dated March 31, 2010, between EFT International Limited and JFL Capital Limited

10.20(9)	Employment Agreement, dated January 1, 2009, between EFT Biotech Holdings Inc. and Jack Jie Qin

10.21(9)	Employment Letter, dated December 20, 2010, between EFT (HK) Limited and Chueng, Chung Man Cyril

10.22(9)	Employment Agreement, dated January 1, 2009, between EFT Biotech Holdings Inc. and Pyng Soon

10.23(9)	English Translation of Form of Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park

10.24(9)	English Translation of Agreement Regarding the "Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park," dated May 31, 2011, among Jack Jie Qin, Meifu Development Co., Ltd. and EFT Investment Co., Ltd.

10.25(9)	English Translation of Agreement Regarding the "Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park," dated May 31, 2011, among Jack Jie Qin, Transglobe Life Insurance Inc. and EFT Investment Co., Ltd.

10.26(9)	English Translation of Amendment Agreement to the "Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park," dated July 1, 2011, among Jack Jie Qin, Meifu Development Co., Ltd. and EFT Investment Co., Ltd.

10.27(9)	English Translation of Agreement to Amend the "Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park," dated July 7, 2011, among Jack Jie Qin, Transglobe Life Insurance Inc. and EFT Investment Co., Ltd.

14.1(3)	Code of Ethics

21.1(9)	List of Subsidiaries

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

______________________________

+ Management Contract.

(1)	Filed as an exhibit to Form 10 (File No.: 001-34222) as filed with the SEC on December 10, 2008 and incorporated by reference herein.

(2)	Filed as an exhibit to Form 10-Q for the quarter ended December 31, 2008 (File No.: 001-34222) as filed with the SEC on February 13, 2009 and incorporated by reference herein.

(3)	Filed as an Exhibit to Amendment No. 1 to Form 10 (File No.: 001-34222)as filed with the SEC on April 13, 2009 and incorporated by reference herein.

(4)	Filed as an Exhibit to Amendment No. 2 to Form 10 (File No.: 001-34222) as filed with the SEC on April 21, 2009 and incorporated by reference herein.

(5)	Filed as an Exhibit to Form 10-K (File No.: 001-34222) as filed with the SEC on July 17, 2009 and incorporated by reference herein.

(6)	Filed as an Exhibit to Amendment No. 4 to Form 10 (File No.: 001-34222) as filed with the SEC on September 3, 2009 and incorporated by reference herein.

(7)	Filed as an Exhibit to Amendment No. 5 to Form 10 (File No.: 001-34222) as filed with the SEC on October 19, 2009 and incorporated by reference herein.

(8)	Filed as an Exhibit to Amendment No. 9 to Form 10 (File No.: 001-34222) as filed with the SEC on April 16, 2010.

(9)	Filed as an Exhibit to Form 10-K (File No.: 000-53730) as filed with the SEC on August 25, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EFT HOLDINGS, INC.

By:	/s/ Jack Jie Qin
Jack Jie Qin, Principal Executive Officer

Date: June 20, 2012

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jack Jie Qin his attorney-in-fact and agent, with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack Jie Qin		June 20, 2012
Jack Jie Qin	Director and Principal Executive Officer

/s/ Jerry B. Lewin
Jerry B. Lewin	Director	June 20, 2012

/s/ Visman Chow
Visman Chow	Director	June 20, 2012

/s/ Norman Ko
Norman Ko	Director	June 20, 2012

/s/ William E. Sluss
William E. Sluss	Principal Financial and Accounting Officer	June 20, 2012

Index to Exhibits

Exhibit No.:	Description:

3.1(1)	Articles of Incorporation of GRG, Inc. (now EFT Holdings, Inc.).

3.1.1(1)	Articles of Merger filed December 28, 2004 between HumWare Media Corporation, World Wide Golf Web, Inc. and GRG, Inc.

3.1.2(1)	Certificate of Amendment, effective November 7, 2007, to the Articles of Incorporation of HumWare Media Corporation

3.1.3(9)	Articles of Merger filed December 13, 2010 between QCSC, Inc. and EFT Biotech Holdings, Inc.

3.2(3)	By-laws

4.1(1)	Form of Common Stock Certificate

4.2(1)	Form of Warrant to purchase one share of Common Stock for a purchase price of $3.80 per share until the second anniversary date of the date of issuance

10.1(3)	Share Exchange Agreement, dated as of the 1st day of November, 2007, by and among EFT Holdings, Inc. (formerly HumWare Media Corporation), a Nevada corporation; certain EFT Shareholders and EFT BioTech Corporation, a Nevada corporation

10.2(2)	Subscription Agreement for Units in connection with the Registrant’s Regulation S Private Placement

10.3(3) +	Employment Agreement, dated May 10, 2008, between EFT BioTech Holdings, Inc. and Sharon Tang

10.4(5)	$500,000 Loan Agreement (the “Agreement”), dated November 24, 2008 , between the EFT Biotech Holdings, Inc. (as the Lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the Borrower).

10.5(5)	First Extension of $500,000 Loan, dated December 25, 2008

10.6(5)	Second Extension of $500,000 Loan, dated May 25, 2009

10.7(6)	$2,000,000 Loan Agreement (the “Agreement”) and promissory note, dated September 23, 2008, between the EFT Biotech Holdings, Inc. (as the Lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the Borrower).

10.8(5)	First Extension of $2,000,000 Loan, dated November 25, 2008

10.9(5)	Second Extension of $2,000,000 Loan, dated May 25, 2009

10.10(6)	$600,000 Loan Agreement, dated May 13, 2009, between the EFT Biotech Holdings, Inc. (as the Lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the Borrower).

10.11(6)	Addendum to $600,000 Loan Agreement, dated May 13, 2009, between the EFT Biotech Holdings, Inc. (as the Lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the Borrower).

10.12 (7)	$330,000 Loan Agreement, dated July 14, 2008, between EFT BioTech Holdings, Inc. (Lender) and Yeuh-Chi Liu (Borrower)

10.13 (7)	Addendum to $330,000 Loan Agreement, dated July 15, 2008, between BioTech Holdings, Inc. and Yeuh-Chi Liu

10.14 (7)	$1,567,000 Loan Agreement, dated July 25, 2008, between BioTech Holdings, Inc. (Lender) and Yeuh-Chi Liu (Borrower)
10.15(8)	Subscription agreement with Excalibur International Marine Corporation

10.16(8)	Extension of $2,000,000 loan with Excalibur International Marine Corporation

10.17(8)	Extension of $600,000 loan with Excalibur International Marine Corporation

10.18(8)	Extension of $500,000 loan with Excalibur International Marine Corporation

10.19(9)	Consultancy Agreement, dated March 31, 2010, between EFT International Limited and JFL Capital Limited

10.20(9)	Employment Agreement, dated January 1, 2009, between EFT Biotech Holdings Inc. and Jack Jie Qin

10.21(9)	Employment Letter, dated December 20, 2010, between EFT (HK) Limited and Chueng, Chung Man Cyril

10.22(9)	Employment Agreement, dated January 1, 2009, between EFT Biotech Holdings Inc. and Pyng Soon

10.23(9)	English Translation of Form of Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park

10.24(9)	English Translation of Agreement Regarding the "Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park," dated May 31, 2011, among Jack Jie Qin, Meifu Development Co., Ltd. and EFT Investment Co., Ltd.

10.25(9)	English Translation of Agreement Regarding the "Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park," dated May 31, 2011, among Jack Jie Qin, Transglobe Life Insurance Inc. and EFT Investment Co., Ltd.

10.26(9)	English Translation of Amendment Agreement to the "Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park," dated July 1, 2011, among Jack Jie Qin, Meifu Development Co., Ltd. and EFT Investment Co., Ltd.

10.27(9)	English Translation of Amendment Agreement to the "Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park," dated July 1, 2011, among Jack Jie Qin, Transglobe Life Insurance Inc. and EFT Investment Co., Ltd.

14.1(3)	Code of Ethics

21.1(9)	List of Subsidiaries

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

_________________________

+ Management Contract.

(1)	Filed as an exhibit to Form 10 (File No.: 001-34222) as filed with the SEC on December 10, 2008 and incorporated by reference herein.

(2)	Filed as an exhibit to Form 10-Q for the quarter ended December 31, 2008 (File No.: 001-34222) as filed with the SEC on February 13, 2009 and incorporated by reference herein.

(3)	Filed as an Exhibit to Amendment No. 1 to Form 10 (File No.: 001-34222) as filed with the SEC on April 13, 2009 and incorporated by reference herein.

(4)	Filed as an Exhibit to Amendment No. 2 to Form 10 (File No.: 001-34222) as filed with the SEC on April 21, 2009 and incorporated by reference herein.

(5)	Filed as an Exhibit to Form 10-K (File No.: 001-34222) as filed with the SEC on July 17, 2009 and incorporated by reference herein.

(6)	Filed as an Exhibit to Amendment No. 4 to Form 10 (File No.: 001-34222) as filed with the SEC on September 3, 2009 and incorporated by reference herein.

(7)	Filed as an Exhibit to Amendment No. 5 to Form 10 (File No.: 001-34222) as filed with the SEC on October 19, 2009 and incorporated by reference herein.

(8)	Filed as an Exhibit to Amendment No. 9 to Form 10 (File No.: 001-34222) as filed with the SEC on April 16, 2010.

(9)	Filed as an Exhibit to Form 10-K (File No.: 000-53730) as filed with the SEC on August 25, 2011.

