Form 10-Q/A
period 2011-06-30
EFT Holdings, Inc.
filed 2012-07-05
CIK 1450973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐       No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☐         No    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No   ☒

As of July 5, 2012, the registrant had 75,983,201 outstanding shares of common stock.

EXPLANATORY NOTE

Restatement of Consolidated Financial Statements

On February 16, 2012, EFT Holdings, Inc. (the “Company”) announced that it had identified historical accounting errors relating to the calculation of the Company’s cost of goods sold (“COGS”) in the Company’s previously issued unaudited interim consolidated financial statements as of and for the quarterly periods ended June 30 and September 30, 2011. The accounting errors did not result from any changes in the Company’s internal accounting policies, and the Company has no evidence that the errors resulted from any fraud or intentional misconduct.

The Company undertook a review to determine the total amount of the errors and the accounting periods in which the errors occurred. The Company’s review determined that the value of goods in transit (“GIT”) was omitted from the COGS calculation for those periods. The Company historically has relied upon a third-party logistics company to provide periodic inventory figures from which it has calculated its COGS. These flaws represented a material weakness in the Company’s internal control over financial reporting as of June 30, 2011. Management identified the accounting errors in connection with the preparation of the Company’s unaudited interim consolidated financial statements for the quarterly period ended December 31, 2011.

The Company’s review was overseen by the audit committee of the board of directors of the Company (the “Audit Committee”) with the assistance of management and accounting consultants engaged by management. The Audit Committee concluded on February 12, 2012 that the Company’s previously issued unaudited interim consolidated financial statements as of and for the quarterly periods ended June 30 and September 30, 2011 should no longer be relied upon because of these errors in the financial statements. The Company’s board of directors agreed with the Audit Committee’s conclusions. After analyzing the size and timing of the errors, the Company determined that, in the aggregate, the errors were material and would require the Company to restate certain of its previously issued financial statements.

The Company’s management has since recalculated the GIT and COGS for the quarterly period ended June 30, 2011. Based on the recalculation, the COGS for this reporting period was overstated by $614,991. Accordingly, the Company’s consolidated net income for this reporting period was understated by the same amount.

Except as discussed above, the Company has not modified or updated disclosures presented in its quarterly report on Form 10-Q for the three-month period ended June 30, 2011 filed with the Securities and Exchange Commission (the “SEC”) on August 24, 2011 (the “Original Filing”), as amended in Form 10-Q/A filed with the SEC on September 6, 2011 (the “Amended Filing”), except as required to reflect the effects of the restatement. Accordingly, this amended quarterly report does not reflect events occurring after the Original Filing or the Amended Filing or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing and Amended Filing. References to this “quarterly report on Form 10-Q,” this “quarterly report on Form 10-Q/A” and this “amended quarterly report on Form 10-Q/A” herein shall refer to the Original Filing and the Amended Filing as amended by this amended quarterly report on Form 10-Q/A. The following items have been amended as a result of the restatement:

•	Part I Item 1. Financial Statements and Supplementary Data;

•	Part I Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part II Item 4. Controls and Procedures; and

•	Part II Item 6. Exhibits, Financial Statement Schedules.

Cautionary Statement

This Amendment No. 2 to the Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company’s expectations are as of the date this Form 10-Q/A is filed, and the Company does not intend to update any of the forward-looking statements after the date this amended quarterly report on Form 10-Q/A is filed to confirm these statements to actual results, unless required by law.

PART I - FINANCIAL INFORMATION

EFT HOLDINGS, INC.

Consolidated Balance Sheets

	June 30, 2011	March 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$24,020,078	$26,805,205
Securities available for sale	12,287,315	16,773,970
Inventories	3,214,169	2,488,068
Prepaid expenses	427,357	554,570
Other receivables	479,994	425,558
Total current assets	40,428,913	47,047,371

Restricted cash	193,992	193,992
Property and equipment, net	10,220,266	8,722,774
Investment in developments in progress	3,472,222	-
Security deposit	553,637	527,930
Total assets	$54,869,030	$56,492,067
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,833,263	$1,962,119
Commission payable	6,701,027	8,346,853
Other liabilities	652,485	304,029
Unearned revenues	2,854,080	11,327,787
Due to related parties	47,619	47,995
Total current liabilities	12,088,474	21,988,783
Contingent liabilities	2,683,333	2,703,409
Total liabilities	14,771,807	24,692,192

Equity
EFT Holdings, Inc. stockholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value, 4,975,000,000 shares authorized, 75,983,201 shares issued and outstanding at June 30 and March 31, 2011	760	760
Additional paid in capital	52,854,891	52,854,891
Retained deficits	(12,016,292)	(19,358,694)
Accumulated other comprehensive income	820,761	462,790
Total EFT Holdings, Inc. stockholders’ equity	41,660,120	33,959,747
Non-controlling interest	(1,562,897)	(2,159,872)
Total equity	40,097,223	31,799,875
Total liabilities and equity	$54,869,030	$56,492,067

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	June 30, 2011	June 30, 2010

Sales revenues, net	$9,520,294	$3,765,872
Shipping charges	1,001,810	883,530
Transportation income – Excalibur	1,012	-
	10,523,116	4,649,402
Cost of goods sold	1,190,596	1,228,038
Shipping costs	630,962	315,574
Operating costs - Excalibur	291,473	691,892
	2,113,031	2,235,504
Gross profit	8,410,085	2,413,898
Operating expenses:
Selling, general and administrative expenses	1,982,111	1,782,143
Royalty expenses	271,925	506,938
Marketing expenses	41,441	275,901
Total operating expenses	2,295,477	2,564,982

Net operating income/(loss)	6,114,608	(151,084)

Other income/(expense)
Interest income	185,396	172,111
Gain on disposal of available-for-sale securities	86,000	5,092
Dividend income	12,528	-
Foreign exchange gain	611,642	132,428
Other income	2,393	15,250
Total other income	897,959	324,881

Net income before income taxes and non-controlling interest	7,012,567	173,797
Income taxes expense	-	-
Net income	7,012,567	173,797
Non-controlling interest	329,835	474,453
Net income attributable to EFT Holdings, Inc.	$7,342,402	$648,250

Net income per common share
Basic and diluted	$0.10	$0.01
Weighted average common shares outstanding
Basic and diluted	75,983,201	75,983,205

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

					Accumulated
			Additional	Retained	Other		Total
	Common Stock		Paid-in	Earnings	Comprehensive	Non-controlling	Stockholders'
	Shares	Amount	Capital	(Deficits)	Income (Loss)	Interests	Equity

BALANCE, MARCH 31, 2010	75,983,205	$760	$52,854,891	$(3,949,518)	$126,469	$2,559,516	$51,592,118

Retirement of common stock	(4)	-	-	-	-	-	-
Comprehensive income:
Net loss	-	-	-	(15,409,176)	-	(4,347,704)	(19,756,880)
Unrealized gain on securities available for sale	-	-	-	-	206,198	-	206,198
Foreign currency translation adjustment	-	-	-	-	130,123	(371,684)	(241,561)

BALANCE, MARCH 31, 2011	75,983,201	$760	$52,854,891	$(19,358,694)	$462,790	$(2,159,872)	$31,799,875

Comprehensive income:
Net income/(loss)	-	-	-	7,342,402	-	(329,835)	7,012,567
Unrealized gain on securities available for sale	-	-	-	-	81,326	-	81,326
Foreign currency translation adjustment	-	-	-	-	276,645	926,810	1,203,455

BALANCE, JUNE 30, 2011	75,983,201	$760	$52,854,891	$(12,016,292)	$820,761	$(1,562,897)	$40,097,223

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net income	$7,012,567	$173,797
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	271,892	490,456
Bond premium amortization	-	5,015
Gain from securities available for sale	(86,000)	(5,092)
Changes in operating assets and liabilities:
Inventories	(726,101)	357,283
Prepaid expenses and other receivables	53,247	(226,962)
Accounts payable	(40,152)	(226,709)
Commission payable	(1,645,826)	(80,754)
Other liabilities	262,595	738,097
Unearned revenues	(8,473,707)	(526,385)
Net cash provided by/(used in) operating activities	(3,371,485)	698,746

Cash flows from investing activities:
Additions to fixed assets	(19,142)	(117,893)
Investment in development in progress	(3,483,107)	-
Purchase of securities available for sale	(432,480)	(419,508)
Proceeds from available for sales securities	5,086,461	-
Net cash provided by/(used in) investing activities	1,151,732	(537,401)

Effect of exchange rate changes on cash	(565,374)	(75,647)
Net increase/(decrease) in cash	(2,785,127)	85,698
Cash, beginning of period	26,805,205	29,434,509
Cash, end of period	$24,020,078	$29,520,207

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

Note 2 - RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

On February 16, 2012, EFT Holdings, Inc. (the “Company”) announced in a Current Report filed on Form 8-K that it had identified historical accounting errors relating to the calculation of the Company’s cost of goods sold (“COGS”) in the Company’s previously issued unaudited interim consolidated financial statements as of and for the quarterly periods ended June 30 and September 30, 2011.

The Company undertook a review to determine the total amount of the errors and the accounting periods in which the errors occurred. The Company’s review determined that the value of goods in transit (“GIT”) was omitted from the COGS calculation for those periods. The Company historically has relied upon a third-party logistics company to provide periodic inventory figures from which it has calculated its COGS.

The Company’s management has since recalculated the GIT and COGS for the quarterly period ended June 30, 2011 and restated its consolidated financial statements for prior periods. The effect of the adjustment is summarized below.

Three months Ended,
June 30, 2011
Net income/(loss) attributable to EFT Holdings Inc	$
Adjustments for -
Cost of goods sold	(614,991)
Net income – as previously reported	6,397,576
Net income – as restated	$7,012,567

The effects of the restatement of the Company’s prior period financial statements for the above matter are summarized below:

	June 30, 2011	June 30, 2011
	As Previously reported	As restated	Change
Sales revenues, net	$9,520,294	$9,520,294	$-
Shipping charges	1,001,810	1,001,810	-
Transportation income – Excalibur	1,012	1,012	-
	10,523,116	10,523,116	-
Cost of goods sold	1,805,587	1,190,596	614,991
Shipping costs	630,962	630,962
Operating costs - Excalibur	88,984	291,473	(202,489)
	2,525,533	2,113,031	412,502
Gross profit	7,997,583	8,410,085	(412,502)
Operating expenses:
Selling, general and administrative expenses	1,912,708	1,982,111	(69,403)
Depreciation	271,892	-	271,892
Royalty expenses	271,925	271,925	-
Marketing expenses	41,441	41,441	-
Total operating expenses	2,497,966	2,295,477	202,489

Net operating income	5,499,617	6,114,608	(614,991)

Other income
Interest income	185,396	185,396	-
Gain on disposal of available-for-sale securities	86,000	86,000	-
Dividend income	12,528	12,528	-
Foreign exchange gain	611,642	611,624	-
Other income	2,393	2,393	-
Total other income	897,959	897,959	-

Net income before income taxes and non-controlling interest	6,397,576	7,012,567	(614,991)
Income taxes expense	-	-
Net income	6,397,576	7,012,567	(614,991)
Non-controlling interest	329,835	329,835	-
Net income attributable to EFT Holdings, Inc.	$6,727,411	$7,342,402	$(614,991)

Net income per common share
Basic and diluted	$0.09	$0.10	$(0.01)
Weighted average common shares outstanding
Basic and diluted	75,983,201	75,983,201	-

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Securities Available for Sale

The Company’s investments in corporate bonds are classified as available-for-sale and are reported at fair value (based on quoted prices and market prices) using the specific identification method. Unrealized gains and losses, net of taxes, are reported as a component of stockholders’ equity. Realized gains and losses on investments are included in investment and other income, net when realized. Any impairment loss to reduce an investment’s carrying amount to its fair market value is recognized as an expense when a decline in the fair market value of an individual security below its cost or carrying value is determined to be other than temporary.

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

For the three months ended June 30, 2011 and 2010, depreciation expenses were $271,892 and $490,456, respectively.

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

The following table shows the weighted-average number of potentially dilutive shares excluded (since they were anti-dilutive) from the diluted net income per share calculation for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011	2010

Weighted average warrants outstanding	14,890,040	14,890,040
Total	14,890,040	14,890,040

Historical Numerator:
Net income attributable to EFT Holdings, Inc.	$7,342,402	$648,250

Denominator:
Weighted-average shares used for basic and diluted net income per share	75,983,201	75,983,205
Basic and diluted net income per share	$0.10	$0.01

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

As discussed in Note 9, the Company’s investment in the transportation equipment of Excalibur has been valued at fair value, on a non-recurring basis, using Level 3 – unobservable inputs, to reflect management’s estimate that the net book value of the transportation equipment owned by Excalibur exceeded its market value. Accordingly, on a non-recurring basis, using Level 3 – unobservable inputs, the Company recorded an impairment loss of $5.4 million during the year ended March 31, 2011.

As discussed in Note 10, the Company’s investment in CTX Virtual Technologies has been valued at fair value, on a non-recurring basis, using Level 3 – unobservable inputs, to reflect the Company’s assessment of its inability to recover its investment in the foreseeable future. Accordingly, on a non-recurring basis, using Level 3 – unobservable inputs, the Company recorded an impairment loss of $5.0 million during the year ended March 31, 2011.

Assets measured at fair value are summarized below:

	June 30, 2011
	Level 1
	Quoted Prices	Level 2
	in Active	Significant	Level 3
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
Securities available for sale – Corporate bonds	$12,287,315	-	-	$12,287,315
CTX Virtual Technologies	-	-	-	-
Transportation equipment of Excalibur	-	-	8,564,062	8,564,062
Total assets measured at fair value	$12,287,315	-	$8,564,062	$20,851,377

	March 31, 2011
	Level 1
	Quoted Prices	Level 2
	in Active	Significant	Level 3
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
Securities available for sale – Corporate bonds	$16,773,970	-	-	$16,773,970
CTX Virtual Technologies	-	-	-	-
Transportation equipment of Excalibur	-	-	7,034,073	7,034,073
Total assets measured at fair value	$16,773,970	-	$7,034,073	$23,808,043

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

Note 7 - LOANS TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

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

In March 2010, one of the Company’s subsidiaries, EFT International Ltd., entered into a consultancy agreement with JFL Capital Limited, a company in which Wendy Qin, the sister of Jack Jie Qin, our President, serves as a director and is one of the principal shareholders. Under this agreement, EFT International Ltd. engaged JFL Capital Limited to provide EFT International Ltd. consultancy services on administration, financial matters, corporate planning and business development commencing from April 1, 2010. The agreement may be terminated by either party on three months’ written notice. For the year ended March 31, 2011, EFT International Ltd. paid JFL Capital Limited $315,000. As from April 1, 2011, the annual fee will be increased at the rate of $15,000 each year.

Note 8 – INVESTMENT IN DEVELOPMENT IN PROGRESS

The Company’s wholly owned subsidiary, EFT Investment Co. Ltd, has entered into agreements in May 2011 to purchase an office building, located in Subsection 3, Tanmei Section, Neihu, Tai Pei. The land use category for the Land is the urban planning type three industrial zone, comprising an area of 11,238.46 ping, or approximately 37,151.92 square meters. Building construction for the Pre-Sale building Units is under construction and will be completed by the end of 2013. The total purchase price for the office building, which consists of 14 floors and 144 parking spaces, is approximately $248 million.

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

As disclosed in Note 7, on July 25, 2008, the Company loaned $1,567,000 to Yeuh-Chi Liu, a vendor to the Company. The proceeds of the loan were used to acquire a 3.97% interest in Excalibur, which was pledged as collateral for the loan. Yeuh-Chi Liu has served as a member of the board of directors of Excalibur since then. In accordance with ASC 810-10-25-43, the interest in Excalibur held by Yeuh-Chi Liu as a result of the loan made to her by the Company should be treated in the same manner as the Company’s own interest. As a result, the Company has concluded that it effectively held control of Excalibur and has consolidated Excalibur beginning at the time the Company acquired its ownership interest.

The Company consolidates Excalibur based on a three-month lag with the Company’s reporting periods. All inter-company accounts and transactions were eliminated in consolidation. The following table provides a summary of balance sheet information for Excalibur as of March 31, 2011 and 2010, which is consolidated in the Company’s financial statements as of June 30, 2011 and 2010:

	Excalibur International Marine Corporation
	March 31, 2011		March 31, 2010
	NTD*	USD	NTD	USD

Total assets	271,745,249	9,662,645	479,941,623	15,092,454
Total liabilities	372,731,342	12,677,935	347,958,452	10,942,056
Net assets	(100,986,093)	(3,015,290)	131,983,171	4,150, 398
48.81% ownership	(49,291,312)	(1,471,763)	64,420,986	2,025,809

*NTD: New Taiwan Dollar

The following is the shareholder list of Excalibur as of June 30, 2011:

Excalibur International Marine Corp. Shareholders’ List
Shareholder’s Name	# of shares	%
EFT Investment	58,567,750	48.81
Yeuh-Chi Liu	4,766,000	3.97
		52.78
Lu, TsoChun	10,000,000	8.33
Chiao, Jen-Ho	8,200,000	6.83
Lin, Ming-i	5,170,000	4.31
Wang Zhi Yun	5,000,000	4.17
Wen Investment	4,000,000	3.33
Steve Hsiao	3,938,250	3.28
Others	20,358,000	16.97
Total	120,000,000	100

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

Note 11 - OTHER LIABILITIES

Other liabilities consist of the following:

	June 30 , 2011	March 31, 2011

Payroll liabilities	$46,077	$35,834
Warranty liabilities	84,039	88,784
Accrued expenses	482,423	88,353
Others	39,946	91,058
	$652,485	$304,029

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

Note 12 – DUE TO RELATED PARTIES

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

Note 14 – STOCKHOLDERS’ EQUITY

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

A reconciliation of income taxes, with the amount computed by applying the statutory federal income tax rate (37% for the three months ended June 30, 2011 and 2010) to income before income taxes for the three months ended June 30, 2011 and 2010, is as follows:

	Three Months Ended June 30,
	2011	2010

Income tax at U.S. statutory rate	$2,716,688	$239,853
State tax	-	-
Indefinitely invested incurred losses of foreign subsidiaries	(2,753,061)	(250,236)
Nondeductible expenses	36,373	10,383
Provision for prior years	-	-
Income tax expenses	$-	$-

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

Year Ending March 31,

2012	$85,086
2013	108,152

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

Employment Agreements

Jack Jie Qin

On January 1, 2009, the Company entered into an employment agreement with Jack Jie Qin, the Company’s President and Chief Executive Officer. The employment agreement has an initial term of seven years, and will be automatically extended, without any action on the part of Mr. Qin or the Company, for additional, successive one-year periods. The agreement may be terminated by either party on 60 days’ written notice.

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

Mr. Cheung’s employment agreement may be terminated by either party on two months’ written notice.

Pyng Soon

On January 1, 2009, the Company entered into an employment agreement with Pyng Soon, the Company’s General Counsel. The employment agreement has an initial term of three years, and will be automatically extended, without any action on the part of Mr. Soon or the Company, for additional, successive one-year periods. The agreement may be terminated by either party on 60 days’ written notice.

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

Consultancy Agreement

In March 2010, one of the Company’s subsidiaries, EFT International Ltd., entered into a consultancy agreement with JFL Capital Limited, a company in which Wendy Qin, the sister of Jack Jie Qin, our President, serves as a director and is one of the principal shareholders. Under this agreement, EFT International Ltd. engaged JFL Capital Limited to provide EFT International Ltd. consultancy services on administration, financial matters, corporate planning and business development commencing from April 1, 2010. The agreement may be terminated by either party on three months’ written notice. For the year ended March 31, 2011, EFT International Ltd. paid JFL Capital Limited $315,000. As from April 1, 2011, the annual fee will be increased at the rate of $15,000 each year.

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

While substantially all of the Company’s revenue is generated from Mainland China, we are organizationally structured along business segments. The accounting policies of each of our operating segments are the same as those described in Note 3, “Summary of Significant Accounting Policies”.

The following tables provide the business segment information as of and for the three months ended June 30, 2011 and 2010. Income tax allocations have been determined based on statutory rates in the applicable business segment.

	Three months ended June 30, 2011
	Online businesses	Transportation business	Total
Sales revenues, net	$10,522,104	$1,012	$10,523,116
Cost of goods sold	1,821,558	291,473	2,113,031
Gross profit/(loss)	8,700,546	(290,461)	8,410,085
Operating expenses:
Selling, general and administrative expenses	1,604,989	377,122	1,982,111
Marketing expenses	41,441	-	41,441
Royalty expenses	271,925	-	271,925
Total operating expenses			2,295,477
Net operating income/(loss)	6.782.191	(667.583)	6,114,608
Other income			897,959
Income before income tax			7,012,567

Total long-lived assets	$1,559,588	$8,660,678	$10,220,266

Additions to long-lived assets	19,142	-	19,142

	Three months ended June 30, 2010
	Online businesses	Transportation business	Total
Sales revenues, net	$4,649,402	$-	$4,649,402
Cost of goods sold	1,543,612	691,892	2,235,504
Gross profit/(loss)	3,105,790	(691,892)	2,413,898
Operating expenses:
Selling, general and administrative expenses	1,509,815	272,328	1,782,143
Marketing expenses	275,901	-	275,901
Royalty expenses	506,938	-	506,938
Total operating expenses			2,564,982
Net operating income/(loss)	813,136	(964,220)	(151,084)
Other income			324,881
Income before income tax			173,797

Total long-lived assets	1,401,052	13,788,997	15,190,049

Additions to long-lived assets	147,698	-	147,698

Note 18 – LITIGATION

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

Jiao Ren-Ho (former chairman of Excalibur) filed a lawsuit against Excalibur in the Taiwan Shihlin District Court claiming Excalibur’s special meeting of shareholders held on January 12, 2010, and the actions taken at the meeting, including the removal of Mr. Jiao as an officer and the chairman of Excalibur, were unlawful.  Monetary damages were not claimed in the suit. On October 12, 2010, the Shihlin District Court rendered its judgment in favor of Excalibur, ruling that Excalibur’s special meeting of shareholders held on January 12, 2010 and the actions taken at the meeting, including the removal of Mr. Jiao as an officer and the chairman of Excalibur were lawful.  Subsequently, Mr. Jiao has filed an application to the Court of Appeal in Shihlin District Court to review the lower court’s decision. On July 20, 2011, the Court of Appeal in Shihlin District Court sustains lower court’s decision.  Nevertheless, Mr. Jiao has right to submit Appellate Court’s decision to the higher court within twenty days.

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

Forward-Looking Statements

Certain statements made in this quarterly report on Form 10-Q/A are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding our plans and objectives for future operations. Forward-looking statements are based on current expectations and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Although we believe our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this report will prove to be accurate.  In light of the significant uncertainties inherent in forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

Market Environment

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

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On February 16, 2012, the Company announced that it had identified historical accounting errors relating to the calculation of the Company’s cost of goods sold (“COGS”) in the Company’s previously issued unaudited interim consolidated financial statements as of and for the quarterly periods ended June 30 and September 30, 2011. The Company undertook a review to determine the total amount of the errors and the accounting periods in which the errors occurred. The Company’s review determined that the value of goods in transit (“GIT”) was omitted from the COGS calculation for those periods. The Company historically has relied upon a third party logistics company to provide periodic inventory figures from which it has calculated its COGS. These flaws represented a material weakness in the Company’s internal control over financial reporting as of June 30, 2011. The Company’s management has since recalculated the GIT and COGS for the quarterly period ended June 30, 2011. Based on the recalculation, the COGS for this reporting period was overstated by $614,991. Accordingly, the Company’s consolidated net income for this reporting period was understated by the same amount.

The effects of the restatement for the three-month period ended June 30, 2011 are further discussed in Note 2 to the consolidated financial statements of this Report.

Results of Operations

Material changes in our Statement of Operations for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 are discussed below:

Item	Increase (I) or Decrease (D)	Reason

Sales revenue, net	I	Sales are recorded net of the commissions we pay the Affiliates who are responsible for the sales, and commission is paid to Affiliates upon receipt of sales orders which is even before revenue can be recognized. Increased in sales revenue due to undelivered orders of approximately $8.5 million at year ended March 2011 were delivered and recognized as revenue during the period ended June 30, 2011. In addition, commission for the undelivered orders stated above had been expensed and set off against revenue reported for the period ended March 2011.

Shipping charges	I	Increase in sales.

Shipping cost	I	Increase in sales.

Operating costs – Excalibur	D	On August 8, 2010, OceanLaLa, the ship owned by Excalibur, was damaged when sailing in the Taiwan Strait. As a result of the damage, the OceanLaLa has been taken out of service, and only incurred some cost for maintenance during the period ended June 30, 2011.

Gross Profit as a % of total revenue	I	Gross profit, as a % of total revenue, was 80% during the current period compared with 52% during the prior period. The main reasons for the increase in gross profit were significant increase in sales, which was due to the fact that the commission for the undelivered orders stated above had been included and set off against revenue reported for the period ended March 2011.

Selling, general and administrative expenses	I	Legal fees incurred for cases related to Excalibur increased by approximately $200,000. In addition, there is more than $50,000 increase in computer consulting fees during the current period.

Marketing expenses	D	Decrease in commission.

Royalty expenses	D	Royalty is payable to EFT Assets equal to a percentage of our gross sales base on some threshold. The percentage is lower down to 2-3% in comparison to 3-5% payout ratio in last year.

Foreign exchange gain	I	Changes in foreign exchange rates.

Capital Resources and Liquidity

The following table shows our sources/(uses) of our cash for the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011	2010
Net cash provided by/(used in) operating activities	$(3,371,485)	$698,746
Net cash provided by/(used in) investing activities	1,151,732	(537,401)
Effect of exchange rate changes on cash	(565,374)	(75,647)
Net increase/(decrease) in cash	$(2,785,127)	$85,698

The cash and cash equivalents and securities available for sale are our primary sources of liquidity. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at the present level for at least twelve months.

Operating activities

For the three months ended June 30, 2011, we recorded a profit of $7,012,567, yet used $3,371,485 in our operating activities.  The primary reason was that during this period, we recognized approximately $8,500,000 of unearned revenue but the corresponding cash had been received and recorded at year ended March 2011.

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

Investing activities

Net cash provided by investing activities for the period ended June 30, 2011 was $1,151,732, primarily provided by proceeds from available for sale securities, partially offset by the purchase of $432,480 of securities available for sale, and cash used in the purchase of an office building located in Taipei, Taiwan for $3,483,107.

Net cash used in investing activities for the period ended June 30, 2010 was $537,401, primarily attributable to the purchase of $419,508 of securities available for sale and $117,893 of capital expenditures on construction in progress and leasehold improvements.

Financing activities

We did not use or receive any cash from financing activities during the three months ended June 30, 2011 and 2010.

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
$8,206,717

From the proceeds of the sale of Units, the Company bought $4.8 million of corporate bonds as investment securities during the year ended March 31, 2010. All corporate bonds were sold in November 2010.

The Company also lent $5,000,000 to CTX Virtual Technologies Inc., “CTX”, in July 2010. The loan to CTX was unsecured, bore interest at 8% per year and had a term of one year to July 26, 2011. At any time during the one year term, the Company could, at its option, convert the loan into 8,474,576 units, with each unit consisting of one share of CTX’s common stock and one warrant (to be increased by 25% to 10,593,220 units if CTX common stock was not listed on either American Stock Exchange, the OTC Bulletin Board or NASDAQ by February 28, 2011). On March 12, 2011, CTX elected to convert the full amount of $5,000,000 into 10,593,220 units and paid the Company in full all accrued and unpaid interest owing.

Since February 2010, the Company has started to buy securities available for sales to earn interest, and has invested $12 million as at June 30, 2011.

The unused cash and cash equivalent of $24 million at June 30, 2011 will be used in the Company’s planned investment in a real estate project in Taiwan.

We have no unused lines of credit or other borrowing facilities and believe that our on-going operations generate sufficient cash to meet their liquidity requirements.

Future Contractual Obligations

	Total	2012	2013	2014	2015	Thereafter

Lease payments	$569,438	$363,186	$206,252	-	-	-

See Note 16 of the Notes to the Consolidated Financial Statements contained in Item 1 for our future contractual obligations under the employment agreements with certain of our executive officers and the consultancy agreement with a related party.

Other than as disclosed above and except for the payment obligation to purchase an office building located in Taipei Taiwan as disclosed in Item 1, we do not anticipate any capital requirements for the year ending March 31, 2012.

Commitments for capital expenditures

Except as otherwise disclosed herein, we do not have any commitments for any material capital expenditures. We do not have any commitments or arrangements from any person to provide us with any additional capital.

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

Significant Accounting Policies/Recent Accounting Pronouncements

See Note 3 to the financial statements included as part of this report for a description of our significant accounting policies and recent accounting pronouncements which have, or potentially may have, a material impact on our financial statements.

Critical Accounting Policies and Estimates

During the three months ended June 30, 2011 we did not change any of our critical accounting policies or estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

For the three months ended June 30, 2011, all of our sales were made outside of the United States. Most of our sales are denominated in United States dollars.  In addition, from time to time we make intercompany loans to our foreign subsidiaries that are denominated in the United States dollar.

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

(a)

Disclosure Controls and Procedures

As discussed in our 2011 Annual Report on Form 10-K, we did not maintain effective internal control over financial reporting as of March 31, 2011 due to the material weaknesses found in the Company’s internal controls. The material weaknesses that were identified to exist as of March 31, 2011 are listed in the report of our independent registered public accounting firm on the Company’s internal control over financial reporting in Item 8 of the Company’s Annual Report on Form 10-K, as filed with the SEC on August 23, 2011. Our management has determined that the previously reported control deficiencies related to the material weaknesses identified in our web-based application continue to exist, and therefore these control deficiencies continue to constitute material weaknesses as of June 30, 2011. Accordingly, our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), concluded that, as of the end of the fiscal quarter covered by this report, our disclosure controls and procedures were not effective.

The Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of its disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

(b)

Changes in Internal Control Over Financial Reporting.

On February 16, 2012, the Company announced that it had identified historical accounting errors relating to the calculation of the Company’s cost of goods sold (“COGS”) in the Company’s previously issued unaudited interim consolidated financial statements as of and for the quarterly periods ended June 30 and September 30, 2011. The accounting errors did not result from any changes in the Company’s internal accounting policies, and the Company has no evidence that the errors resulted from any fraud or intentional misconduct.

The Company undertook a review to determine the total amount of the errors and the accounting periods in which the errors occurred. The Company’s review determined that the value of goods in transit (“GIT”) was omitted from the COGS calculation for those periods. The Company historically has relied upon a third-party logistics company to provide periodic inventory figures from which it has calculated its COGS. Management identified the accounting errors in connection with the preparation of the Company’s unaudited interim consolidated financial statements for the quarterly period ended December 31, 2011. After analyzing the size and timing of the errors, the Company determined that, in the aggregate, the errors were material and would require the Company to restate the unaudited interim consolidated financial statements as of and for the quarterly periods ended June 30 and September 30, 2011.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness in internal control over financial reporting has been identified as of June 30, 2011.

•	The Company did not sufficiently track certain figures used in calculating the Company’s cost of goods sold (“COGS”). Specifically, the Company's controls did not operate effectively to ensure the appropriate and timely analysis of and accounting for goods in transit (“GIT”) figures received from a third-party logistics company as a part of the Company’s calculation of its COGS.

This flaw represented a material weakness in the Company’s internal control over financial reporting as of June 30, 2011.

In order to address the material weakness identified above, the Company has taken certain remedial actions to strengthen its internal control over financial reporting. The Company will track all GIT and record them on a monthly basis. At the end of each month, the Company will obtain from the third-party logistics company monthly shipping logs and will track all GIT until received at the Company’s warehouse and subsequently counted in that inventory count. If GIT have not been received at one of the Company’s warehouses, the Company will record each item in the GIT inventories and book them in a separate general ledger (“GL”). In the subsequent month, all GIT that have been received will be reversed out of the GL and recorded to COGS. Any GIT shipments that were not received will remain in the GL. The GL will be reconciled to the GIT inventory cost calculation reports from the third-party logistics company each month.

Management believes that the measures described above will satisfactorily address the referenced material weakness. Under the direction of the Audit Committee, management will continue to review and make necessary changes to the system of internal controls and the control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Other than as discussed above, there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 18 to the financial statements included as part of this Report.

Item 1A. Risk Factors.

There have not been any material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults upon Senior Securities.

None

Item 4.     (Removed and Reserved.)

None

Item 5.     Other Information.

None

Item 6.  Exhibits

Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jack Jie Qin.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Sluss.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jack Jie Qin.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William E. Sluss.

101*	The following materials from the EFT Holdings, Inc. Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011, filed on July 5, 2012 formatted in Extensible Business Reporting Language (XBRL):
● Consolidated Balance Sheets
● Consolidated Statements of Operations (Unaudited),
● Consolidated Statements of Changes in Stockholders’ Equity (Unaudited).
● Consolidated Statements of Cash Flows (Unaudited), and related notes.

* XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EFT HOLDINGS, INC.

July 5, 2012	/s/ Jack Jie Qin
Jack Jie Qin
Principal Executive Officer

