Form 10-Q/A
period 2011-09-30
EFT Holdings, Inc.
filed 2012-07-09
CIK 1450973

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

Yes  ☐     No   ☒

As of the latest practicable date, July 9, 2012, the registrant had 75,983,201 outstanding shares of common stock.

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

The Company undertook a review to determine the total amount of the errors and the accounting periods in which the errors occurred. The Company’s review determined that the value of goods in transit (“GIT”) was omitted from the COGS calculation for those periods. The Company historically has relied upon a third-party logistics company to provide periodic inventory figures from which it has calculated its COGS. These flaws represented a material weakness in the Company’s internal controls over financial reporting as of September 30, 2011. Management identified the accounting errors in connection with the preparation of the Company’s unaudited interim consolidated financial statements for the quarterly period ended December 31, 2011.

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

The Company’s management has since recalculated the GIT and COGS for the quarterly period ended September 30, 2011. Based on the recalculation, the COGS for this reporting period was understated by $359,534. Accordingly, the Company’s consolidated net income for this reporting period was overstated by the same amount.

Except as discussed above, the Company has not modified or updated disclosures presented in its quarterly report on Form 10-Q for the three-month period ended September 30, 2011 filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2011 (the “Original Filing”), except as required to reflect the effects of the restatement. Accordingly, this amended quarterly report does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing. References to this “quarterly report on Form 10-Q,” this “quarterly report on Form 10-Q/A” and this “amended quarterly report on Form 10-Q/A” herein shall refer to the Original Filing as amended by this amended quarterly report on Form 10-Q/A. The following items have been amended as a result of the restatement:

•	Part I Item 1. Financial Statements and Supplementary Data;

•	Part I Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part II Item 4. Controls and Procedures; and

•	Part II Item 6. Exhibits, Financial Statement Schedules.

Cautionary Statement

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company’s expectations are as of the date this Form 10-Q/A is filed, and the Company does not intend to update any of the forward-looking statements after the date this amended quarterly report on Form 10-Q/A is filed to confirm these statements to actual results, unless required by law.

PART I - FINANCIAL INFORMATION

EFT HOLDINGS, INC.

Consolidated Balance Sheets

	September 30, 2011	March 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,750,977	$26,805,205
Securities available for sale	11,660,246	16,773,970
Inventories	3,525,031	2,488,068
Prepaid expenses	330,228	554,570
Other receivables	586,101	425,558
Total current assets	20,852,583	47,047,371

Restricted cash	193,992	193,992
Property and equipment, net	10,295,613	8,722,774
Intangible assets, net	1,037	-
Investment in developments in progress	19,691,500	-
Security deposit	549,197	527,930
Total assets	$51,583,922	$56,492,067
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,197,490	$1,962,119
Commission payable	6,159,776	8,346,853
Other liabilities	690,789	304,029
Unearned revenues	1,253,354	11,327,787
Due to related parties	48,611	47,995
Total current liabilities	10,350,020	21,988,783
Contingent liabilities	2,739,236	2,703,409
Total liabilities	13,089,256	24,692,192

Equity
EFT Holdings, Inc. stockholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value, 4,975,000,000 shares authorized, 75,983,201 shares issued and outstanding at September 30 and March 31, 2011	760	760
Additional paid in capital	52,854,891	52,854,891
Retained deficits	(13,663,291)	(19,358,694)
Accumulated other comprehensive income	1,165,618	462,790
Total EFT Holdings, Inc. stockholders’ equity	40,357,978	33,959,747
Non-controlling interest	(1,863,312)	(2,159,872)
Total equity	38,494,666	31,799,875
Total liabilities and equity	$51,583,922	$56,492,067

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

 Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Sales revenues, net	$2,722,379	$3,785,434	$12,242,673	$7,551,306
Shipping charges	362,073	868,200	1,363,883	1,751,730
Transportation income – Excalibur	12	57,784	1,024	57,784
	3,084,464	4,711,418	13,607,580	9,360,820
Cost of goods sold	722,378	1,173,703	1,912,974	2,401,741
Shipping costs	356,851	669,319	987,813	984,893
Operating costs - Excalibur	262,834	1,130,757	554,307	1,822,649
	1,342,063	2,973,779	3,455,094	5,209,283
Gross profit	1,742,401	1,737,639	10,152,486	4,151,537
Operating expenses:
Selling, general and administrative expenses	1,893,262	1,950,598	3,875,373	3,732,741
Marketing expenses	66,554	277,858	107,995	553,759
Royalty expenses	442,476	512,747	714,401	1,019,685
Impairment loss of transportation equipment	-	4,200,000	-	4,200,000
Total operating expenses	2,402,292	6,941,203	4,697,769	9,506,185
Net operating income/(loss)	(659,891)	(5,203,564)	5,454,717	(5,354,648)
Other income/(expense)
Interest income	111,977	338,103	297,373	510,214
Gain on disposal of securities available-for-sale	8,364	88,557	94,364	93,649
Dividend income	13,525	11,769	26,053	11,769
Foreign exchange gain/(loss)	(1,523,520)	(128,105)	(911,878)	4,323
Other income	2,369	19,836	4,762	35,086

Total other income/(expense)	(1,387,285)	330,160	(489,326)	655,041

Net income/(loss) before income taxes and non-controlling interest	(2,047,176)	(4,873,404)	4,965,391	(4,699,607)
Income benefit/(taxes)	64,900	(2,400)	64,900	(2,400)
Net income/(loss)	(1,982,276)	(4,875,804)	5,030,291	(4,702,007)
Non-controlling interest	335,277	2,792,696	665,112	3,267,149
Net income/(loss) attributable to EFT Holdings, Inc.	$(1,646,999)	$(2,083,108)	5,695,403	$(1,434,858)

Net income/(loss) per common share
Basic and diluted	$(0.02)	$(0.03)	$0.07	$(0.02)
Weighted average common shares outstanding
Basic and diluted	75,983,201	75,983,205	75,983,201	75,983,205

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

					Accumulated
			Additional	Retained	Other		Total
	Common Stock		Paid-in	Earnings	Comprehensive	Non-controlling	Stockholders'
	Shares	Amount	Capital	(Deficits)	Income (Loss)	Interests	Equity

BALANCE, MARCH 31, 2010	75,983,205	$760	$52,854,891	$(3,949,518)	$126,469	$2,559,516	$51,592,118

Retirement of common stock	(4)	-	-	-	-	-	-
Comprehensive income:
Net loss	-	-	-	(15,409,176)	-	(4,347,704)	(19,756,880)
Unrealized gain on securities available for sale	-	-	-	-	206,198	-	206,198
Foreign currency translation adjustment	-	-	-	-	130,123	(371,684)	(241,561)

BALANCE, MARCH 31, 2011	75,983,201	$760	$52,854,891	$(19,358,694)	$462,790	$(2,159,872)	$31,799,875

Comprehensive income:
Net income/(loss)	-	-	-	5,695,403	-	(665,112)	5,030,291
Unrealized loss on securities available for sale	-	-	-	-	(92,964)	-	(92,964)
Foreign currency translation adjustment	-	-	-	-	795,792	961,672	1,757,464

BALANCE, SEPTEMBER 30, 2011	75,983,201	$760	$52,854,891	$(13,663,291)	$1,165,618	$(1,863,312)	$38,494,666

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net income/(loss)	$5,030,291	$(4,702,007)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	557,566	997,767
Bond premium amortization	-	8,752
Impairment loss of transportation equipment	-	4,200,000
Gain from securities available for sale	(94,364)	(93,649)
Changes in operating assets and liabilities:
Inventories	(1,036,963)	187,033
Prepaid expenses and other receivables	33,446	(561,510)
Accounts payable	337,557	117,722
Commission payable	(2,187,077)	(211,702)
Other liabilities	285,230	929,798
Unearned revenues	(10,074,433)	(1,111,991)
Net cash used in operating activities	(7,148,747)	(239,787)

Cash flows from investing activities:
Additions to fixed assets	(77,946)	(195,792)
Additions to intangible assets	(11,285)	-
Investment in development in progress	(20,632,737)	-
Convertible note receivable	-	(5,000,000)
Proceeds from vendor for repayment of loan	-	167,100
Proceeds from maturity of corporate notes	-	500,000
Purchase of securities available for sale	(683,623)	(4,317,369)
Proceeds from available for sales securities	5,798,748	3,379,709
Net cash used in investing activities	(15,606,843)	(5,466,352)

Effect of exchange rate changes on cash	701,362	(19,771)
Net decrease in cash	(22,054,228)	(5,725,910)
Cash, beginning of period	26,805,205	29,434,509
Cash, end of period	$4,750,977	$23,708,599

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

 Note 2 - RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

On February 16, 2012, EFT Holdings, Inc. (the “Company”) announced in a Current Report on Form 8-K that it had identified historical accounting errors relating to the calculation of the Company’s cost of goods sold (“COGS”) in the Company’s previously issued unaudited interim consolidated financial statements as of and for the quarterly periods ended June 30 and September 30, 2011.

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

The Company’s management has since recalculated the GIT and COGS for the quarterly periods ended June 30 and September 30, 2011 and restated its consolidated financial statements for prior periods. The effect of the adjustment is summarized below.

	Three months ended		Period ended
	June 30, 2011	September 30, 2011	September 30, 2011
Net income/(loss) attributable to EFT Holdings, Inc
Adjustments for -
Cost of goods sold	(614,991)	359,534	(255,456)
Net income/(loss) – as previously reported	6,397,576	(1,687,641)	4,709,935
Net income/(loss) – as restated	$7,012,567	$(2,047,175)	$4,965,391

The effects of the restatement of the Company’s prior period financial statements for the above matter are summarized below:

	June 30, 2011	June 30, 2011
	As Previously reported	As restated	Change
Sales revenues, net	$9,520,294	$9,520,294	$-
Shipping charges	1,001,810	1,001,810	-
Transportation income – Excalibur	1,012	1,012	-
	10,523,116	10,523,116	-
Cost of goods sold	1,805,587	1,190,596	614,991
Shipping costs	630,962	630,962
Operating costs - Excalibur	88,984	291,473	(202,489)
	2,525,533	2,113,031	412,502
Gross profit	7,997,583	8,410,085	(412,502)
Operating expenses:
Selling, general and administrative expenses	1,912,708	1,982,111	(69,403)
Depreciation	271,892	-	271,892
Royalty expenses	271,925	271,925	-
Marketing expenses	41,441	41,441	-
Total operating expenses	2,497,966	2,295,477	202,489

Net operating income	5,499,617	6,114,608	(614,991)

Other income
Interest income	185,396	185,396	-
Gain on disposal of available-for-sale securities	86,000	86,000	-
Dividend income	12,528	12,528	-
Foreign exchange gain	611,642	611,624	-
Other income	2,393	2,393	-
Total other income	897,959	897,959	-

Net income before income taxes and non-controlling interest	6,397,576	7,012,567	(614,991)
Income taxes expense	-	-
Net income	6,397,576	7,012,567	(614,991)
Non-controlling interest	329,835	329,835	-
Net income attributable to EFT Holdings, Inc.	6,727,411	$7,342,402	(614,991)

Net income per common share
Basic and diluted	$0.09	$0.10	$(0.01)
Weighted average common shares outstanding
Basic and diluted	75,983,201	75,983,201	-

	Three Months Ended September 30, 2011			Six Months Ended September 30, 2011
	As previously reported	As restated	Change	As previously reported	As restated	Change

Sales revenues, net	$2,722,379	$2,722,379	$-	$12,242,673	$12,242,673	$-
Shipping charges	362,073	362,073	-	1,363,883	1,363,883	-
Transportation income – Excalibur	12	12	-	1,024	1,024	-
	3,084,464	3,084,464	-	13,607,580	13,607,580	-
Cost of goods sold	362,843	722,378	(359,535)	2,168,430	1,912,974	255,456
Shipping costs	356,851	356,851	-	987,813	987,813	-
Operating costs - Excalibur	55,513	262,834	(207,321)	144,497	554,307	(409,810)
	775,207	1,342,063	(566,856)	3,300,740	3,455,094	(154,354)
Gross profit	2,309,257	1,742,401	566.856	10,306,840	10,152,486	154,354
Operating expenses:
Selling, general and administrative expenses	1,814,909	1,893,262	(78,353)	3,727,617	3,875,373	(147,756)
Depreciation	285,674	-	285,674	557,566	-	557,566
Marketing expenses	66,554	66,554	-	107,995	107,995	-
Royalty expenses	442,476	442,476	-	714,401	714,401	-
Total operating expenses	2,609,613	2,402,292	207,321	5,107,579	4,697,769	409,810
Net operating income/(loss)	(300,356)	(659,891)	(359,535)	5,199,261	5,454,717	(255,456)
Other income/(expense)
Interest income	111,977	111,977	-	297,373	297,373	-
Gain on disposal of securities available-for-sale	8,364	8,364	-	94,364	94,364	-
Dividend income	13,525	13,525	-	26,053	26,053	-
Foreign exchange gain/(loss)	(1,523,520)	(1,523,520)	-	(911,878)	(911,878)	-
Other income	2,369	2,369	-	4,762	4,762	-

Total other income/(expense)	(1,387,285)	(1,387,285)	-	(489,326)	(489,326)	-

Net income/(loss) before income taxes and non-controlling interest	(1,687,641)	(2,047,176)	(359,535)	4,709,935	4,965,391	255,456
Income benefit/(taxes)	64,900	64,900	-	64,900	64,900	-
Net income/(loss)	(1,622,741)	(1,982,276)	(359,535)	4,774,835	5,030,291	255,456
Non-controlling interest	335,277	335,277	-	665,112	665,112
Net income/(loss) attributable to EFT Holdings, Inc.	(1,287,464)	$(1,646,999)	(359,535)	5,439,947	$5,695,403	255,456

Net income/(loss) per common share
Basic and diluted	$(0.02)	$(0.02)	-	$0.07	$0.07	-
Weighted average common shares outstanding
Basic and diluted	75,983,201	75,983,201	-	75,983,201	75,983,201	-

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

Securities Available for Sale

The Company’s investments in corporate bonds are classified as available-for-sale and are reported at fair value, based on quoted prices and market prices, using the specific identification method. Unrealized gains and losses, net of taxes, are reported as a component of stockholders’ equity. Realized gains and losses on investments are included in investment and other income, net when realized. Any impairment loss to reduce an investment’s carrying amount to its fair market value is recognized as an expense when a decline in the fair market value of an individual security below its cost or carrying value is determined to be other than temporary.

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

For the six months ended September 30, 2011 and 2010, depreciation expenses were $557,566 and $997,767, respectively.

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

The following table shows the weighted-average number of potentially dilutive shares excluded, since they were anti-dilutive, from the diluted net income per share calculation for the six months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Weighted average
warrants outstanding	14,890,040	14,890,040	14,890,040	14,890,040
Total	14,890,040	14,890,040	14,890,040	14,890,040

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Historical Numerator:
Net income/(loss) attributable to EFT Biotech Holdings, Inc.	$(1,646,999)	$(2,083,108)	$5,695,403	$(1,434,858)

Denominator:
Weighted-average shares used for basic net income per share	75,983,201	75,983,205	75,983,201	75,983,205
Basic net income/(loss) per share	$(0.02)	$(0.03)	$0.07	$(0.02)

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

Assets measured at fair value are summarized below:

	September 30, 2011
	Level 1
	Quoted Prices	Level 2
	in Active	Significant	Level 3
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
Securities available for sale - Corporate bonds	$11,660,246	$-	$-	$11,660,246
CTX Virtual Technologies	-	-	-	-
Transportation equipment of Excalibur	-	-	8,648,350	8,648,350
Total assets measured at fair value	$11,660,246	$-	$8,648,350	$20,308,596

	March 31, 2011
	Level 1
	Quoted Prices	Level 2
	in Active	Significant	Level 3
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total

Securities available for sale	$16,773,970	$-	$-	$16,773,970
CTX Virtual Technologies	-	-	-	-
Transportation equipment of Excalibur	-	-	7,034,073	7,034,073
Total assets measured at fair value	$16,773,970	$-	$7,034,073	$23,808,043

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

Note 7 - LOANS TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The Board of Directors of the Company approved a non-interest bearing demand loan in the amount of $1,567,000 on July 25, 2008 to Yeuh-Chi Liu, a vendor to the Company. The $1,567,000 loan was used by Yeuh-Chi Liu to purchase a 3.97% ownership interest in Excalibur, see Note 9, and is collateralized by that interest.  Yeuh-Chi Liu has served as a member of the board of directors of Excalibur since then. The Company does not expect that this loan will be repaid and the loan was written off as of December 31, 2010. The Company has not yet enforced its interest in the collateral.

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

Note 8 – INVESTMENT IN DEVELOPMENT IN PROGRESS

On May 2, 2011, Jack Qin, as an agent, entered into agreements to purchase an office building, located in Subsection 3, Tanmei Section, Neihu, Tai Pei. The land use category for the Land is the urban planning type three industrial zone, comprising an area of 11,238 ping, or approximately 37,152 square meters. Building construction for the Pre-Sale building Units is under construction and will be completed by the end of 2013. The total purchase price for the office building, which consists of 14 floors and 144 parking spaces, is NTD 7.1 billion, approximately $248 million. The Company intends to retain one floor of the office building for its own business operation and plans to sell the majority of the remaining floors. On July 1, 2011 and July 7, 2011, EFT Investment as a party to the contract in place of Jack Qin, entered into two sets of agreements with the seller of the office building that provided for substantially the same rights and obligations as the original May 2, 2011 agreements.

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

The Company consolidates Excalibur based on a three-month lag with the Company’s reporting periods. All inter-company accounts and transactions were eliminated in consolidation. The following table provides a summary of balance sheet information for Excalibur as of June 30, 2011 and 2010, which is consolidated in the Company’s financial statements as of September 30, 2011 and 2010:

	Excalibur International Marine Corporation
	June 30, 2011		June 30, 2010
	NTD*	USD	NTD	USD
Total assets	268,817,393	9,870,746	331,075,610	10,214,216
Total liabilities	387,937,568	13,463,184	401,075,434	12,424,890
Net liabilities	119,120,175	3,592,438	69,999,824	2,210,674
48.81% ownership	(58,142,557)	(1,753,469)	34,166,914	1,079,030

*NTD: New Taiwan Dollar

The following is the shareholder list of Excalibur as of September 30, 2011:

Excalibur International Marine Corp. Shareholders’ List
Shareholder’s Name	No. of shares	%
EFT Investment	58,567,750	48.81
Yeuh-Chi Liu	4,766,000	3.97
		52.78
Lu, TsoChun	10,000,000	8.33
Chiao, Jen-Ho	8,200,000	6.83
Lin, Ming-i	5,170,000	4.31
Wang Zhi Yun	5,000,000	4.17
Wen Investment	4,000,000	3.33
Steve Hsiao	3,938,250	3.28
Others	20,358,000	16.97
Total	120,000,000	100

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

In July 2010 the Company lent $5,000,000 to CTX Virtual Technologies, Inc. The loan to CTX was unsecured, bore interest at 8% per year and had a term of one year to July 26, 2011.  At any time during the one-year term, the Company could, at its option, convert the loan into 8,474,576 units, with each unit consisting of one share of CTX’s common stock and one warrant. Each warrant allows the Company to purchase one additional share of CTX’s common stock at a price of $1.00 at any time on or before June 23, 2015. At any time after January 26, 2011 and before July 26, 2011, CTX could, at its option, cause the loan to be converted into the same 8,474,576 units. If CTX common stock was not listed among the American Stock Exchange, the OTC Bulletin Board or NASDAQ by February 28, 2011, the number of shares of common stock and warrants issuable on conversion of the loan would be increased by 25%.

On March 12, 2011, CTX elected to convert the full principal amount of $5,000,000 into 8,474,576 units and paid the Company in full all accrued and unpaid interest owing. The common stock of CTX common stock was not listed among the American Stock Exchange, the OTC Bulletin Board or NASDAQ by February 28, 2011, the number of shares of common stock and warrants issued on conversion of the loan was increased by 25% to 10,593,220. The common stock of CTX is quoted on the Pink OTC market. On March 31, 2011, the closing market price of CTX common stock, as reported by NASDAQ, was $1.93. However, this company’s common stock is very thinly traded and, as reported by NASDAQ, a total of 174,487 common shares were traded during the year ended March 31, 2011 at an average price, based on reported closing prices, of $1.21. Because of the lack of a sufficiently active market, the Company does not believe that quoted market prices for CTX’s common stock are a reliable indicator of fair value of its investment.  Despite repeated inquires and requests to CTX for current financial information that would allow the Company to assess the recoverability of its investment, the Company has not been able to obtain any information to enable it to assess the fair value of this investment. Accordingly, management concluded that it would be prudent to conclude, in the absence of persuasive evidence to the contrary, and in particular, in light of CTX’s refusal to provide the Company with any financial information, that the investment should be considered impaired and therefore the Company has provided an impairment loss of $5,000,000 during the year ended March 31, 2011.

On September 30, 2011, the closing market price of CTX common stock, as reported by NASDAQ, was $2.00 per share, based on a trade of 200 shares on September 23, 2011. Prior to that trade, the closing market price of CTX common stock, as reported by NASDAQ, was $1.22 per share. This company’s common stock continues to be very thinly traded and, as reported by NASDAQ, a total of 43,785 common shares were traded during the six months ended September 30, 2011 at an average price, based on reported closing prices, of $1.49. Because of the lack of a sufficiently active market, the Company does not believe that quoted market prices for CTX’s common stock are a reliable indicator of the fair value of our investment.

On September 23, 2011, CTX released its audited annual financial results for the year ending December 2010 and its unaudited results for the six month period ending June, 2011. For the year ending December 31, 2010 CTX, reported consolidated revenue of $34.3 million, gross profit of $6.2 million and income from operation of $2.0 million. After various non-operating expenses of $9.2 million and an income tax benefit of $0.7 million, CTX reported a net loss for the year of $6.5 million. For the six-month period ended June 30, 2011, CTX reported consolidated revenue of $17.2 million, gross profit of $2.9 million and income tax expense, CTX reported net income for the six-month period of $0.8 million.

The financial statements of CTX for the year ended December 31, 2010 and the six months ended June 30, 2011 state that there were 7,970,817 and 7,976,208 common shares outstanding, respectively. It is assumed that this disclosure at June 30, 2011 does not include the 10,593,220 common shares issued to us on conversion of our loan in March 2011. Although we would appear to have a majority of the common stock outstanding, CTX also has outstanding a class of preferred stock that has super-majority voting rights. As a result, we do not control CTX. In addition, CTX has outstanding a class of preferred stock that has a liquidation preference that substantially exceeds CTX’s reported net book value.

The Company may seek to recover a portion of its investment through the sale of common stock in the open market. However, because of the size of the Company’s position in relation to the market, the Company does not expect to be able to recover any significant portion of its investment in the foreseeable future.

Note 11 - OTHER LIABILITIES

Other liabilities consist of the following:

	September 30 , 2011	March 31, 2011

Payroll liabilities	$34,039	$35,834
Warranty liabilities	33,597	88,784
Accrued expenses	580,202	88,353
Others	42,951	91,058
	$690,789	$304,029

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

Note 12 – DUE TO RELATED PARTIES

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

Note 14 – STOCKHOLDERS’ EQUITY

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

The income tax expenses consist of the following:

	Six Months Ended September 30,
	2011	2010
Current:
Domestic	$-	$2,400
Foreign	-	-
Over-provision for prior years	(64,900)	-
Deferred	-	-
Income tax expenses/(benefit)	$(64,900)	$2,400

A reconciliation of income taxes, with the amount computed by applying the statutory federal income tax rate, 37% for the six months ended September 30, 2011 and 2010, to income before income taxes for the six months ended September 30, 2011 and 2010, is as follows:

	Six Months Ended September 30,
	2011	2010

Income tax at U.S. statutory rate	$2,107,299	$530,898
State tax	-	-
Indefinitely invested incurred losses of foreign subsidiaries	(2,144,232)	(561,522)
Nondeductible expenses	36,933	33,024
Over-provision for prior years	(64,900)	-
Income tax expenses/(benefit)	$(64,900)	$2,400

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

Year Ending March 31,

2012	$56,724
2013	108,152

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

Year Ending March 31,

2012	$5,400
2013	8,100

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

	Three months ended September 30, 2011
	Online businesses	Transportation business	Total
Sales revenues, net	$3,084,452	$12	$3,084,464
Cost of goods sold	1,079,229	262,834	1,342,063
Gross profit	2,005,223	(262,822)	1,742,401
Operating expenses:
Selling, general and administrative expenses	1, 444,696	448,566	1,893,262
Marketing expenses	66,554	-	66,554
Royalty expenses	442,476	-	442,476
Total operating expenses			2,402,292
Net operating income/(loss)	51,497	(711,388)	(659,891)
Other expenses			(1,387,285)
Loss before income tax			(2,047,176)

Total long-lived assets	1,563,679	8,731,934	10,295,613

Additions to long-lived assets	58,804	-	58,804

	Three months ended September 30, 2010
	Online businesses	Transportation business	Total
Sales revenues, net	$4,653,634	$57,784	$4,711,418
Cost of goods sold	1,843,022	1,130,757	2,973,779
Gross profit	2,810,612	(1,072,973)	1,737,639
Operating expenses:
Selling, general and administrative expenses	1,727,811	222,787	1,950,598
Marketing expenses	277,858	-	277,858
Impairment loss of transportation equipment	-	4,200,000	4,200,000
Royalty expenses	512,747	-	512,747
Total operating expenses			6,941,203
Net operating income/(loss)	292,196	(5,495,760)	(5,203,564)
Other income			330,160

Loss before income tax			(4,873,404)

Total long-lived assets	1,421,438	8,940,515	10,361,953

Additions to long-lived assets	48,094	-	48,094

	Six months ended September 30, 2011
	Online businesses	Transportation business	Total
Sales revenues, net	$13,606,556	$1,024	$13,607,580
Cost of goods sold	2,900,787	554,307	3,455,094
Gross profit	10,705,769	(553,283)	10,152,486
Operating expenses:
Selling, general and administrative expenses	3,049,685	825,688	3,875,373
Marketing expenses	107,995	-	107,995
Royalty expenses	714,401	-	714,401
Total operating expenses			4,697,769
Net operating income/(loss)	6,833,688	(1,378,971)	5,454,717
Other expenses			(489,326)
Income before income tax			4,965,391

Total long-lived assets	1,563,679	8,731,934	10,295,613

Additions to long-lived assets	77,946	-	77,946

	Six months ended September 30, 2010
	Online businesses	Transportation business	Total
Sales revenues, net	$9,303,036	$57,784	$9,360,820
Cost of goods sold	3,386,634	1,822,649	5,209,283
Gross profit	5,916,402	(1,764,865)	4,151,537
Operating expenses:
Selling, general and administrative expenses	3,237,626	495,115	3,732,741
Marketing expenses	553,759	-	553,759
Impairment loss of transportation equipment	-	4,200,000	4,200,000
Royalty expenses	1,019,685	-	1,019,685
Total operating expenses			9,506,185
Net operating income/(loss)	1,105,332	(6,459,980)	(5,354,648)
Other income			655,041
Loss before income tax			(4,699,607)

Total long-lived assets	1,421,438	8,940,515	10,361,953

Additions to long-lived assets	195,792	-	195,792

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

PART II

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

The Company pays its Affiliates a commission on the products they order from the Company.  The commission is approximately 60% of the total dollar amount of the order.  Commissions are considered a reduction of the sales price of the Company’s products and are reflected in the Company’s financial statements as a reduction in revenue. The commissions earned by each Affiliate are held in book entry form.  The Affiliate can use the commissions in his or her account to pay for new orders or can transfer the commissions to a bank account where they can be withdrawn, in local currency, at automated teller machines (ATMs) in the country where the Affiliate resides.  With this process, the Company reduces operating expense and eliminates cumbersome accounting chores such as issuing checks and reconciling bank statements.

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

The Company’s products are sensitive to business and personal discretionary spending levels and tend to decline or grow more slowly during economic downturns, including downturns in any of the Company’s major markets.  The current worldwide recession is expected to adversely affect the Company’s sales and liquidity for the foreseeable future. Although the Company has mitigated decreases in sales by lowering its levels of inventory to preserve cash on hand, the Company does not know when the recession will subside and when consumer spending will increase from its current depressed levels. Even if consumer spending increases, the Company is not sure when consumer spending increase for its products which will affect its liquidity.

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

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

On February 16, 2012, the Company announced that it had identified historical accounting errors relating to the calculation of the Company’s cost of goods sold (“COGS”) in the Company’s previously issued unaudited interim consolidated financial statements as of and for the quarterly periods ended June 30 and September 30, 2011. The Company undertook a review to determine the total amount of the errors and the accounting periods in which the errors occurred. The Company’s review determined that the value of goods in transit (“GIT”) was omitted from the COGS calculation for those periods. The Company historically has relied upon a third party logistics company to provide periodic inventory figures from which it has calculated its COGS. These flaws represented a material weakness in the Company’s internal control over financial reporting as of September 30, 2011. The Company’s management has since recalculated the GIT and COGS for the quarterly period ended September 30, 2011. Based on the recalculation, the COGS for this reporting period was understated by $359,534. Accordingly, the Company’s consolidated net income for this reporting period was overstated by the same amount.

The effects of the restatement for the three-month and six-month periods ended September 30, 2011 are further discussed in Note 2 to the consolidated financial statements of this Report.

Results of Operations

Material changes in the Company’s Statement of Operations for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 are discussed below:

Item	Increase (I) or Decrease (D)	Reason
Sales revenue, net	D	The Company increased its cost to become an affiliate from $300 to $600 effective April 2011. As a result, sales demand dropped significantly.

Shipping charges	D	Decrease in sales.

Cost of goods sold	D	Decrease in sales.

Shipping cost	D	Decrease in sales.

Operating costs – Excalibur	D	On August 8, 2010, OceanLaLa, the ship owned by Excalibur, was damaged when sailing in the Taiwan Strait. As a result of the damage, the OceanLaLa has been taken out of service, and limited maintenance cost was incurred during the period ended September 30, 2011.

Gross Profit as a % of total revenue	I	Gross profit, as the ratio to total revenue, was 56% during the current period compared with 37% during the prior period. The main reasons for the increase in gross profit was due to the fact that the commission for the related undelivered orders had been included and set off against revenue reported for the year ended March 2011.

Impairment loss of transportation equipment	D	Last year, the net book value of transportation equipment, OceanLaLa, exceeded its market value after damage.

Marketing expenses	D	Decrease in commission.

Royalty expenses	D	Royalty is payable to EFT Assets which is equal to a percentage of the Company’s gross sales based on certain threshold criteria. A decrease in sales leads to a reduction of royalty expenses.

Interest income	D	Interest income reduced because the company liquidated a portion of its securities available for sales to fund the operation.

Foreign exchange loss	I	Changes in foreign exchange rates.

Material changes in the Company’s Statement of Operations for the six months ended September 30, 2011 compared to the six months ended September 30, 2010 are discussed below:

Item	Increase (I) or Decrease (D)	Reason
Sales revenue, net	I	Sales are recorded net of the commissions. The Company pays the commission to the Affiliates responsible for the sales upon receipt of sales orders before revenue can be recognized. Increase in sales revenue was due to the fact that the undelivered orders of approximately $10 million as at March 31, 2011 were delivered and recognized as revenue during the period ended September 30, 2011. In addition, the commission related to the above-mentioned undelivered orders had been expensed and was set off against the revenue reported for the period ended March 2011.

Shipping charges	D	Decrease in product sales.

Cost of goods sold	D

Gross sales of personal care products reduced by 24.6% from $18,528,576 to $13,968,474, cost of sales of personal care product reduced consistently by 25.2% from $2,328,771 to $1,741,855.

Percentage of cost of goods sold of EFT phone reduced by 13% to 51% for the period ended September 30, 2011 from 64% for the period ended September 30, 2010, as cost of sales of EFT phone increased by 123% from $72,970 to $163,045, but gross sales of EFT phone increased further by 182% from $113,400 to $319,545.

Operating costs – Excalibur	D	On August 8, 2010, OceanLaLa, the ship owned by Excalibur, was damaged when sailing in the Taiwan Strait. As a result of the damage, the OceanLaLa has been taken out of service, and limited maintenance cost was incurred during the period ended September 30, 2011.

Gross Profit as a % of total revenue	I	Gross profit, as the ratio to total revenue, was 75% during the current period compared with 44% during the prior period. The main reasons for the increase in gross profit were the significant increase in net sales and the corresponding commission for the related undelivered orders having been included and set off against revenue reported for the year ended March 2011.

Marketing expenses	D	Decrease in commission.

Royalty expenses	D	Royalty is payable to EFT Assets which is equal to a percentage of the Company’s gross sales based on certain threshold criteria. A decrease in sales lead to a reduction of royalty expenses.

Interest income	D	Interest income reduced because the company liquidated a portion of its securities available for sales to fund the operation.

Foreign exchange loss	I	Changes in foreign exchange rates.

Capital Resources and Liquidity

The following table shows the Company’s sources/(uses) of its cash for the six months ended September 30, 2011 and 2010.

	Six Months Ended September 30,
	2011	2010
Net cash used in operating activities	$(7,148,747)	$(239,787)
Net cash used in investing activities	(15,606,843)	(5,466,352)
Effect of exchange rate changes on cash	701,362	(19,771)
Net decrease in cash	$(22,054,228)	$(5,725,910)

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

Operating activities

For the six months ended September 30, 2011, the Company recorded a profit of $5,030,291, yet used $7,148,747 in its operating activities.  The primary reason was that during this period, the Company recognized approximately $10,000,000 of unearned revenue but the corresponding cash had been received and recorded at year ended March 2011.

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

Investing activities

Net cash used in investing activities for the period ended September 30, 2011 was $15,606,843, primarily attributable to initial payment of $20,632,737 for investment in office building in Taiwan, the purchase of $683,623 of securities available for sale, the purchase of $77,946 of capital expenditures on construction in progress, partially offset by proceeds from available for sales securities of $5,798,748.

Net cash used in investing activities for the period ended September 30, 2010 was $5,466,352 primarily attributable to the purchase of $4,317,369 of securities available for sale, the purchase of $195,792 of property and equipment, invested $5,000,000 on convertible notes, partially offset by proceeds from maturity of corporate notes of $500,000 and available for sales securities of $3,379,709 and loan repayment by vendor of $167,100.

Financing activities

We did not use or receive any cash from financing activities during three months ended September 30, 2011 and 2010.

Material changes in the Company’s balance sheet items between September 30, 2011 and March 31, 2011 are discussed below:

Category	Increase (I) or Decrease (D)	Reason

Cash and cash equivalents	D	The Company used some of its excess cash to invest in an investment property project in Taiwan during the period ended September 30, 2011.

Securities available for sale	D	The Company liquidated a portion of its securities available for sale as settlement of certain intercompany loans.

Inventories	I	For delivery of goods to customers for product sales orders received last year.

Property and equipment	I	OceanLaLa, the ship owned by Excalibur, was maintained in NTD. Its value increased due to the increase in the value of the NTD against US dollar.

Investment in developments in progress	I	The Company’s wholly owned subsidiary, EFT Investment Co. Ltd, entered into two sets of agreements on July 1, 2011 and July 7, 2011 to purchase an office building, located in Taipei Taiwan, which is under construction and will be completed by the end of 2013. As of September 30, 2011, deposits approximating $21 million have been made to the sellers.

Commission payable	D	Affiliates withdrew lesser amount of commission payable to them.

Unearned revenue	D	Temporary delay in deliveries of product to Affiliates resulted in higher unearned revenues last year. Such revenue was recognized when goods were delivered to Affiliates in current periods.

Non-controlling interest	D	This item represents the interests in Excalibur and Digital Development Partners, Inc. owned by others.

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

Since February 2010, the Company has started to buy securities available for sales to earn interest, and has invested $11.6 million as at September 30, 2011.

From May 2011, the Company started to invest in a real estate project in Taiwan. As of September 30, 2011, payment of NTD600 million, approximately $20.7 million, has been made to the property developers.

The unused cash and cash equivalents of $4.3 million will be used in the Company’s daily operation.

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

Other than as disclosed above and except for the payment obligation to purchase an office building located in Taipei Taiwan as disclosed in Item 1, the Company does not anticipate any capital requirements for the year ending March 31, 2012.

Commitments for capital expenditures

Except as otherwise disclosed herein, the Company does not have any commitments for any material capital expenditures. The Company does not have any commitments or arrangements from any person to provide it with any additional capital.

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

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Jack Jie Qin and William E. Sluss, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Qin and William E. Sluss concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2011.

The Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of its disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

(b)	Changes in Internal Control Over Financial Reporting

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness in internal control over financial reporting has been identified as of September 30, 2011.

•	The Company did not sufficiently track certain figures used in calculating the Company’s cost of goods sold (“COGS”). Specifically, the Company's controls did not operate effectively to ensure the appropriate and timely analysis of and accounting for goods in transit (“GIT”) figures received from a third-party logistics company as a part of the Company’s calculation of its COGS.

This flaw represented a material weakness in the Company’s internal control over financial reporting as of September 30, 2011.

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

Other than as discussed above, there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 18 to the financial statements included as part of this Report.

Item 1A.	Risk Factors.

There have not been any material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

None

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibits

Exhibit No.:	Description:
31.1	Rule 13a-14(a) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jack Qin.

31.2	Rule 13a-14(a) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Sluss.

32.1	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jack Qin.

32.2	Section 1350 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Sluss.

101*	The following materials from the EFT Holdings, Inc. Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2011, filed on July 9, 2012 formatted in Extensible Business Reporting Language (XBRL):*
(i) Consolidated Balance Sheets (Unaudited),
(ii) Consolidated Statements of Operations (Unaudited),
(iii) Consolidated Statements of Comprehensive Income (Unaudited),
(iv) Consolidated Statements of Cash Flows (Unaudited), and
(v) related notes

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

EFT HOLDINGS, INC.
(Registrant)

Date: July 9, 2012	By:	/s/ Jack Jie Qin
Jack Jie Qin
Principal Executive Officer

	By:	/s/ William E. Sluss
William E. Sluss Principal Financial Officer

