Form 10-Q
period 2011-12-31
EFT Holdings, Inc.
filed 2012-07-23
CIK 1450973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _______

Commission File Number: 000-53730

EFT HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	22-1211204
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

Yes  ☐     No   ☒

As of the latest practicable date, July 23, 2012, the registrant had 75,983,201 outstanding shares of common stock.

Cautionary Statement

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. The Company’s expectations are as of the date this Form 10-Q is filed, and the Company does not intend to update any of the forward-looking statements after the date this quarterly report on Form 10-Q is filed to conform these statements to actual results, unless required by law. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011 as filed with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

EFT HOLDINGS, INC.

Consolidated Balance Sheets

	December 31, 2011	March 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,662,550	$26,805,205
Securities available for sale	10,734,373	16,773,970
Inventories	3,509,648	2,488,068
Prepaid expenses	412,142	554,570
Other receivables	291,062	425,558
Total current assets	19,609,775	47,047,371

Restricted cash	193,992	193,992
Property and equipment, net	8,021,211	8,722,774
Intangible assets, net	959	-
Investment in developments in progress	20,779,249	-
Security deposit	487,198	527,930
Total assets	$49,092,384	$56,492,067
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,256,969	$1,962,119
Commission payable	4,652,496	8,346,853
Other liabilities	680,534	304,029
Unearned revenues	2,870,721	11,327,787
Due to related parties	45,947	47,995
Total current liabilities	10,506,667	21,988,783
Contingent liabilities	2,589,104	2,703,409
Total liabilities	13,095,771	24,692,192

Equity
EFT Holdings, Inc. stockholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value, 4,975,000,000 shares authorized, 75,983,201 shares issued and outstanding at December 31 and March 31, 2011	760	760
Additional paid in capital	52,854,891	52,854,891
Retained deficits	(14,984,644)	(19,358,694)
Accumulated other comprehensive income	1,231,231	462,790
Total EFT Holdings, Inc. stockholders’ equity	39,102,238	33,959,747
Non-controlling interest	(3,105,625)	(2,159,872)
Total equity	35,996,613	31,799,875
Total liabilities and equity	$49,092,384	$56,492,067

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

Sales revenues, net	$847,462	$3,305,807	$13,090,135	$10,857,113
Shipping charges	316,470	854,770	1,680,353	2,606,500
Transportation income/(loss) – Excalibur	(4)	81,329	1,020	139,113
	1,163,928	4,241,906	14,771,508	13,602,726
Cost of goods sold	260,991	1,696,916	2,173,965	4,098,657
Shipping costs	145,803	531,885	1,133,616	1,516,778
Operating costs - Excalibur	284,656	451,326	838,963	2,273,975
	691,450	2,680,127	4,146,544	7,889,410
Gross profit	472,478	1,561,779	10,624,964	5,713,316
Operating expenses:
Selling, general and administrative expenses	2,116,501	1,833,110	5,991,874	5,565,850
Marketing expenses	115,398	299,374	223,393	853,133
Royalty expenses	157,790	502,566	872,191	1,522,251
Impairment loss of loan receivable	-	1,567,000	-	1,567,000
Impairment loss of transportation equipment	-	1,164,091	-	5,364,091
Total operating expenses	2,389,689	5,366,141	7,087,458	14,872,325
Net operating income/(loss)	(1,917,211)	(3,804,362)	3,537,506	(9,159,009)
Other income/(expense)
Interest income	96,545	254,770	393,918	764,984
Gain on disposal of held-to-maturity securities	-	243,855	-	243,855
Gain on disposal of securities available-for-sale	4,195	22,590	98,559	116,239
Dividend income	12,882	9,586	38,935	21,355
Foreign exchange loss	(194,970)	(6,248)	(1,106,848)	(1,924)
Other income	111,567	23,087	116,329	58,173

Total other income/(expense)	30,219	547,640	(459,107)	1,202,682

Net income/(loss) before income taxes and non-controlling interest	(1,886,992)	(3,256,722)	3,078,399	(7,956,327)
Income benefit/(taxes)	-	(143,539)	64,900	(145,939)
Net income/(loss)	(1,886,992)	(3,400,261)	3,143,299	(8,102,266)
Non-controlling interest	565,639	876,257	1,230,751	4,143,406
Net income/(loss) attributable to EFT Holdings, Inc.	(1,321,353)	$(2,524,004)	4,374,050	$(3,958,860)

Net income/(loss) per common share
Basic and diluted	$(0.02)	$(0.03)	$0.06	$(0.05)
Weighted average common shares outstanding
Basic and diluted	75,983,201	75,983,205	75,983,201	75,983,205

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

					Accumulated
			Additional	Retained	Other		Total
	Common Stock		Paid-in	Earnings	Comprehensive	Non-controlling	Stockholders'
	Shares	Amount	Capital	(Deficits)	Income (Loss)	Interests	Equity

BALANCE, MARCH 31, 2010	75,983,205	$760	$52,854,891	$(3,949,518)	$126,469	$2,559,516	$51,592,118

Retirement of common stock	(4)	-	-	-	-	-	-
Comprehensive income:
Net loss	-	-	-	(15,409,176)	-	(4,347,704)	(19,756,880)
Unrealized gain on securities available for sale	-	-	-	-	206,198	-	206,198
Foreign currency translation adjustment	-	-	-	-	130,123	(371,684)	(241,561)

BALANCE, MARCH 31, 2011	75,983,201	$760	$52,854,891	$(19,358,694)	$462,790	$(2,159,872)	$31,799,875

Comprehensive income:
Net income/(loss)	-	-	-	4,374,050	-	(1,230,751)	3,143,299
Unrealized loss on securities available for sale	-	-	-	-	(112,735)	-	(112,735)
Foreign currency translation adjustment	-	-	-	-	881,176	284,998	1,166,174

BALANCE, DECEMBER 31, 2011	75,983,201	$760	$52,854,891	$(14,984,644)	$1,231,231	$(3,105,625)	$35,996,613

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	December 31, 2011	December 31, 2010
Cash flows from operating activities:
Net income/(loss)	$3,143,299	$(8,102,266)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	878,662	978,913
Bond premium amortization	-	9,625
Impairment loss of loan receivable	-	1,567,000
Impairment loss of transportation equipment	-	5,364,091
Gain from securities available for sale	(98,559)	(116,239)
Gain from held-to-maturity securities	-	(243,855)
Changes in operating assets and liabilities:
Inventories	(1,021,581)	134,247
Prepaid expenses and other receivables	311,619	(317,799)
Accounts payable	407,541	469,461
Commission payable	(3,694,356)	(1,223,866)
Other liabilities	273,116	896,050
Unearned revenues	(8,457,066)	932,579
Net cash provided by/(used in) operating activities	(8,257,325)	347,941

Cash flows from investing activities:
Additions to fixed assets	(178,060)	(322,689)
Investment in development in progress	(20,779,249)	-
Convertible note receivable	-	(5,000,000)
Notes receivables – related party	-	(33,000)
Proceeds from vendor for repayment of loan	-	167,100
Proceeds from corporate bonds	-	4,497,395
Proceeds from maturity of corporate bonds	-	500,000
Purchase of securities available for sale	(882,999)	(5,773,906)
Proceeds from available for sales securities	6,908,419	3,775,009
Net cash used in investing activities	(14,931,889)	(2,190,091)

Effect of exchange rate changes on cash	1,046,559	(73,772)
Net decrease in cash	(22,142,655)	(1,915,922)
Cash, beginning of period	26,805,205	29,434,509
Cash, end of period	$4,662,550	$27,518,587

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

On July 25, 2008, the Company loaned $1,567,000 to Yeuh-Chi Liu, a vendor to the Company. The proceeds of the loan were used by Yeuh-Chi Liu to acquire a 3.97% interest in Excalibur International Marine Corporation, “Excalibur,” which was offered as collateral for the loan. The Company does not expect that this loan will be repaid and the loan was written off as of December 31, 2010. The Company has not yet enforced its interest in the collateral. Yeuh-Chi Liu has served as a member of the board of directors of Excalibur since then. On October 25, 2008, EFT Investment Co. Ltd., “EFT Investment,” a subsidiary of the Company, acquired 48.81% of Excalibur’s capital stock.  Due to this combined ownership and the substantial financial support EFT Investment has provided to Excalibur to fund its operations and other factors, EFT Investment is deemed to have a controlling interest in Excalibur as defined by Accounting Standards Codification, ”ASC,” Topic 810, Consolidation, which required the Company to consolidate the financial statements of Excalibur.

Historically, Taiwan Vessel Law set forth certain Taiwan shareholding requirements for companies owning ships registered in Taiwan.  For example, a limited liability company owning a ship registered in Taiwan, not operating international liners, like Excalibur, was required to have at least 2/3 of its capital stock owned by Taiwanese citizens, but violation of which was not subject to fines and/or other penalties.   The Vessel Law was amended in December 2010, and after the amendment, no more than 50% of the capital stock of limited liability companies owning ships registered in Taiwan, like Excalibur, can be owned by non-Taiwanese citizens.  Therefore, the Company’s ownership in Excalibur is no longer required to be reduced to 33%, and the Company’s ownership of 48.81% of the capital stock of Excalibur is in compliance with applicable law in Taiwan.

In February 2010 the Company assigned the worldwide distribution and servicing rights to a product known as the “EFT-Phone” to Digital Development Partners, “Digital”, a previously unrelated company, in exchange for 79,265,000 shares of Digital’s common stock.  The shares acquired represent approximately 92% of Digital’s outstanding common stock.

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

On May 2, 2011, Jack Qin, as an agent, entered into agreements to purchase an office building located in Taipei, Taiwan. The office building is under construction and will be completed by the end of 2013. The total purchase price for the office building, which consists of 14 floors and 144 parking spaces, is approximately $240.8 million. The Company intends to retain one floor of the office building for its own business operation and plans to sell the majority of the remaining floors. On July 1, 2011 and July 7, 2011, EFT Investment Co. Ltd. (Taiwan), as a party to the contract in place of Jack Qin, entered into two sets of agreements with the seller of the office building that provided for substantially the same rights and obligations as the original May 2, 2011 agreements.

Note 2 - RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

On February 16, 2012, the Company announced in a Current Report filed on Form 8-K that it had identified historical accounting errors relating to the calculation of the Company’s cost of goods sold (“COGS”) in the Company’s previously issued unaudited interim consolidated financial statements as of and for the quarterly periods ended June 30 and September 30, 2011.

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

	Three months ended		Six months ended
	June 30, 2011	September 30, 2011	September 30, 2011
Net income/(loss) attributable to EFT Holdings, Inc.
Adjustments for -
Cost of goods sold	$(614,991)	$359,534	$(255,456)
Net income/(loss) – as previously reported	6,397,576	(1,687,641)	4,709,935
Net income/(loss) – as restated	$7,012,567	$(2,047,175)	$4,965,391

The effects of the restatement of the Company’s prior period financial statements for the above matter are summarized below:

	Three months Ended June 30, 2011
	As Previously reported	As restated	Changes
Sales revenues, net	$9,520,294	$9,520,294	$-
Shipping charges	1,001,810	1,001,810	-
Transportation income – Excalibur	1,012	1,012	-
	10,523,116	10,523,116	-
Cost of goods sold	1,805,587	1,190,596	614,991
Shipping costs	630,962	630,962
Operating costs - Excalibur	88,984	291,473	(202,489)
	2,525,533	2,113,031	412,502
Gross profit	7,997,583	8,410,085	(412,502)
Operating expenses:
Selling, general and administrative expenses	1,912,708	1,982,111	(69,403)
Depreciation	271,892	-	271,892
Royalty expenses	271,925	271,925	-
Marketing expenses	41,441	41,441	-
Total operating expenses	2,497,966	2,295,477	202,489

Net operating income	5,499,617	6,114,608	(614,991)

Other income/(expense)
Interest income	185,396	185,396	-
Gain on disposal of available-for-sale securities	86,000	86,000	-
Dividend income	12,528	12,528	-
Foreign exchange gain	611,642	611,642	-
Other income	2,393	2,393	-
Total other income	897,959	897,959	-

Net income before income taxes and non-controlling interest	6,397,576	7,012,567	(614,991)
Income taxes expense	-	-
Net income	6,397,576	7,012,567	(614,991)
Non-controlling interest	329,835	329,835	-
Net income attributable to EFT Holdings, Inc.	$6,727,411	$7,342,402	$(614,991)

Net income per common share
Basic and diluted	$0.09	$0.10	$(0.01)
Weighted average common shares outstanding
Basic and diluted	75,983,201	75,983,201	-

	Three Months Ended September 30, 2011			Six Months Ended September 30, 2011
	As previously reported	As restated	Changes	As previously reported	As restated	Changes

Sales revenues, net	$2,722,379	$2,722,379	$-	$12,242,673	$12,242,673	$-
Shipping charges	362,073	362,073	-	1,363,883	1,363,883	-
Transportation income – Excalibur	12	12	-	1,024	1,024	-
	3,084,464	3,084,464	-	13,607,580	13,607,580	-
Cost of goods sold	362,843	722,378	(359,535)	2,168,430	1,912,974	255,456
Shipping costs	356,851	356,851	-	987,813	987,813	-
Operating costs - Excalibur	55,513	262,834	(207,321)	144,497	554,307	(409,810)
	775,207	1,342,063	(566,856)	3,300,740	3,455,094	(154,354)
Gross profit	2,309,257	1,742,401	566.856	10,306,840	10,152,486	154,354
Operating expenses:
Selling, general and administrative expenses	1,814,909	1,893,262	(78,353)	3,727,617	3,875,373	(147,756)
Depreciation	285,674	-	285,674	557,566	-	557,566
Marketing expenses	66,554	66,554	-	107,995	107,995	-
Royalty expenses	442,476	442,476	-	714,401	714,401	-
Total operating expenses	2,609,613	2,402,292	207,321	5,107,579	4,697,769	409,810
Net operating income/(loss)	(300,356)	(659,891)	(359,535)	5,199,261	5,454,717	(255,456)
Other income/(expense)
Interest income	111,977	111,977	-	297,373	297,373	-
Gain on disposal of securities available-for-sale	8,364	8,364	-	94,364	94,364	-
Dividend income	13,525	13,525	-	26,053	26,053	-
Foreign exchange gain/(loss)	(1,523,520)	(1,523,520)	-	(911,878)	(911,878)	-
Other income	2,369	2,369	-	4,762	4,762	-

Total other income/(expense)	(1,387,285)	(1,387,285)	-	(489,326)	(489,326)	-

Net income/(loss) before income taxes and non-controlling interest	(1,687,641)	(2,047,176)	(359,535)	4,709,935	4,965,391	255,456
Income benefit	64,900	64,900	-	64,900	64,900	-
Net income/(loss)	(1,622,741)	(1,982,276)	(359,535)	4,774,835	5,030,291	255,456
Non-controlling interest	335,277	335,277	-	665,112	665,112
Net income/(loss) attributable to EFT Holdings, Inc.	$(1,287,464)	$(1,646,999)	$(359,535)	$5,439,947	$5,695,403	$255,456

Net income/(loss) per common share
Basic and diluted	$(0.02)	$(0.02)	$-	$0.07	$0.07	$-
Weighted average common shares outstanding
Basic and diluted	75,983,201	75,983,201	-	75,983,201	75,983,201	-

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

Foreign Currency

The Company’s reporting currency is the U.S. dollar. The Company’s operations in Hong Kong, Taiwan and China use local currencies as their functional currency. The financial statements of the subsidiaries are translated into U.S. Dollars, “USD,” in accordance with ASC Topic 830, Foreign Currency Translation. According to ASC 830, all assets and liabilities are translated at the year-end current exchange rate, stockholders’ equity items are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, Reporting Comprehensive Income as a Component of Stockholders’ Equity. Foreign exchange transaction gains and losses are reflected in the statement of operations.

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and Taiwanese and Singapore legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s Taiwanese and Singapore legal counsel evaluate the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

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

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

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

For the nine months ended December 31, 2011 and 2010, depreciation expenses were $878,662 and $978,913, respectively.

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

Stock Issued to Officers or Employees

During the nine months ended December 31, 2011 and 2010, the Company did not issue any stock options or warrants to its officers or employees nor were there any outstanding warrants or options held by officers or employees as of December 31, 2011.

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

For the nine months ended December 31, 2011 and 2010, the reverse auction program generated revenues of $116,067 and $1,369,441, respectively.

In May 2011, the Company introduced to Affiliates a series of “eZ Global Traveler” programs attracting Affiliates to enjoy the benefits of travelling internationally. To participate in the Traveler programs, one must initially make a non-refundable deposit according to the programs’ requirements. When the Affiliate completes a cycle of the program he joined, he will receive a bonus reward and the Affiliate only need to pay $1 for his own trip.

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

As of December 31, 2011, the Company’s estimated warranty expense was as follows:

Products sold for
0-2 months	2% of cost
3-4 months	1.5% of cost
5-6 months	1% of cost

 Shipping Costs

The Company’s shipping costs are included in cost of sales for all periods presented.

Marketing Expenses

On January 1, 2009, EFT International Limited, a wholly-owned subsidiary of EFT Holdings, Inc., entered into a contract with ZR Public Relation Consultant Ltd., the “Consultant,” which provides public relations consulting services in Asia.  In consideration of the services rendered by the Consultant, EFT International Limited pays 5% of total commission payout for each fiscal year.  For the nine months ended December 31, 2011 and 2010, consultant expense for EFT International Limited was $223,393 and $853,133 respectively.

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

The following table shows the weighted-average number of potentially dilutive shares excluded, since they were anti-dilutive, from the diluted net income per share calculation for the nine months ended December 31, 2011 and 2010:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Weighted average
warrants outstanding	9,872,744	14,890,040	13,211,526	14,890,040
Total	9,872,744	14,890,040	13,211,526	14,890,040

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Historical Numerator:
Net income/(loss) attributable to EFT Biotech Holdings, Inc.	$(1,321,353)	$(2,524,004)	$4,374,050	$(3,958,860)

Denominator:
Weighted-average shares used for basic net income per share	75,983,201	75,983,205	75,983,201	75,983,205
Basic net income/(loss) per share	$(0.02)	$(0.03)	$0.06	$(0.05)

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

The Company’s business is classified by management into two reportable segments: transportation business and online business. These reportable segments are two distinct businesses, each with a different customer base, marketing strategy and management structure. The online business reportable segment is an aggregation of the Company’s online operating segments, which are organized to sell the Company’s products to Affiliates through its website. The online business reportable segment derives revenue from the sales of nutritional products, personal care products and EFT-phones. The transportation service reportable segment derives revenue from transport passengers and cargo between Taiwan and Mainland China through the Taiwan Strait. Substantially all of the Company’s revenue is generated from Mainland China.

Recent accounting pronouncements

In December 2011, the FASB issued amendments to ASC Topic 220, “Comprehensive Income”. The amendments in this Update supersede certain pending paragraphs in Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to defer the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in Accounting Standards, Update No. 2011-05. The amendments are being made to allow the board of directors time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. This topic is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011.

In December 2011, the FASB issued the amendment to ASC Topic 210, “Balance Sheet”. The amendments in this update provide enhanced disclosures that will enable users of financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. This topic will be effective retrospectively for all comparative periods presented for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The Company does not believe that the adoption of ASC 210 will have a material effect on its financial statements.

In June 2011, the FASB issued ASU 2011-05, an amendment to ASC Topic 220, “Comprehensive Income,” which provides the entity has the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.   This topic will be effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011 for public entities, early adoption is permitted. Other than a change in presentation, the implementation of this accounting pronouncement is not expected to have a material impact on the Company’s financial statements when implemented.

In May 2011, the FASB issued ASU 2011-04, an amendment to ASC Topic 820, “Fair Value Measurement,” which amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify FASB’s intent about the application of existing fair value measurement requirements, including (1) specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities; (2) requirements specific to measuring the fair value of instruments classified in a reporting entity’s shareholders’ equity, such as equity interest issued as consideration in a business combination; and (3) clarifying that a reporting entity should disclose quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy.

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

There are no other new accounting pronouncements adopted or enacted during the three and nine months ended December 31, 2011 that had, or are expected to have, a material impact on the Company’s financial statements.

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

Assets measured at fair value are summarized below:

	December 31, 2011
	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total
Securities available for sale - Corporate bonds	$10,734,373	$-	$-	$10,734,373
CTX Virtual Technologies	-	-	-	-
Transportation equipment of Excalibur	-	-	6,422,464	6,422,462
Total assets measured at fair value	$10,734,373	$-	$6,422,464	$17,156,837

	March 31, 2011
	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total

Securities available for sale	$16,773,970	$-	$-	$16,773,970
CTX Virtual Technologies	-	-	-	-
Transportation equipment of Excalibur	-	-	7,034,073	7,034,073
Total assets measured at fair value	$16,773,970	$-	$7,034,073	$23,808,043

Note 5 - RESTRICTED CASH

On August 20, 2009, Taiwan Taipei district court froze Excalibur’s cash of $193,992 as a result of a lawsuit filed by Marinteknik Shipbuilders (S) Pte Ltd, a Singapore company, against Excalibur in the Taiwan Taichung District Court.  The lawsuit claims Excalibur owes service fees and out-of-pocket expenses of $249,731 to Marinteknik Shipbuilder (S) PTE Ltd.

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2011	March 31, 2011
Construction in progress	$916,409	$980,656
Transportation equipment	11,611,785	11,611,785
Property and plant	103,277	-
Leasehold improvements	518,218	507,831
Automobiles	241,255	239,097
Computer equipment	163,129	162,198
Furniture & fixtures	100,459	93,939
Machinery and equipment	175,719	118,145
	13,830,251	13,713,651
Less: Accumulated depreciation	(5,809,040)	(4,990,877)
	$8,021,211	$8,722,774

At December 31, 2011, expenditures of $916,409 had been incurred for construction of a factory to produce bottled water in Baiquan, China. Some completed constructions have been transferred to property and plant. As the factory started to produce bottled water in January 2012, the Company will begin depreciating the assets.

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

The Company uses the “EFT” name, a trademark owned and licensed to it by EFT Assets Limited.  The Company is required to pay an annual royalty to EFT Assets equal to a percentage of its gross sales for the previous fiscal year.  The percentage is 5% for the first $30 million in gross sales, 4% for the $10 million in gross sales in excess of $30 million, 3% for the $10 million in gross sales in excess of $40 million; 2% for the $10 million in gross sales in excess of $50 million; and 1% for the $10 million in gross sales in excess of $60 million.  EFT Assets Limited is owned by a number of persons, including Wendy Qin, director of EFT International Ltd.  Ms. Qin is the sister of Jack Jie Qin, the Company’s president.  During the nine months ended December 31, 2011 and 2010, the Company paid EFT Assets Limited $872,191 and $1,522,251 in royalties, respectively.

The Company rents a 6,500 square foot office space for its satellite training center in Hong Kong. This office is located at Langham Office Tower, 8 Argyle Street, Suite 3706, Kowloon, Hong Kong SAR.  The lease for this space commenced on March 31, 2007 and expires on March 31, 2012. The Company intends to renew this lease in February 2012. The leased space is owned by a number of persons, including Wendy Qin, a director of EFT (HK) Ltd and the sister of Jack Qin, the Company’s president. Pursuant to the lease, there is no rent for the first two years. Commencing on the third year of the lease, the monthly rent is $50,000.  During the nine months ended December 31, 2011 and 2010, the Company paid the lessor $283,419 and $289,996 in rental expense.

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

Note 8 – INVESTMENT IN DEVELOPMENT IN PROGRESS

On May 2, 2011, Jack Qin, as an agent, entered into agreements to purchase an office building, located in Subsection 3, Tanmei Section, Neihu, Tai Pei. The land use category for the land is the urban planning type three industrial zone, comprising an area of 11,238 ping, or approximately 37,152 square meters. Building construction for the pre-sale building units is under construction and will be completed by the end of 2013. The total purchase price for the office building, which consists of 14 floors and 144 parking spaces, is NTD7.1 billion, approximately $240.8 million. The Company intends to retain one floor of the office building for its own business operation and plans to sell the majority of the remaining floors. On May 31, 2011, the Company’s wholly owned subsidiary, EFT Investment Co. Ltd. (Taiwan), assumed all the rights and obligations under these agreements.

As of December 31, 2011, payment of NTD600 million, approximately $20.7 million, has been made.

Note 9 – EXCALIBUR

On October 25, 2008, the Company through its wholly-owned subsidiary, EFT Investment, acquired a 48.81% equity interest in Excalibur for $19,193,000. The Company initially loaned funds to Excalibur in July 2008 and subsequently has continued to provide Excalibur with loan capital to fund its operations.

As disclosed in Note 7, on July 25, 2008, the Company loaned $1,567,000 to Yeuh-Chi Liu, a vendor to the Company. The proceeds of the loan were used to acquire a 3.97% interest in Excalibur, which was offered as collateral for the loan. The Company does not expect that this loan will be repaid and the loan was written off as of December 31, 2010. The Company has not yet enforced its interest in the collateral. Yeuh-Chi Liu has served as a member of the board of directors of Excalibur since then. In accordance with ASC 810-10-25-43, the interest in Excalibur held by Yeuh-Chi Liu as a result of the loan made to her by the Company should be treated in the same manner as the Company’s own interest. As a result, the Company has concluded that it effectively held control of Excalibur and has consolidated Excalibur beginning at the time the Company acquired its ownership interest.

The Company consolidates Excalibur based on a three-month lag with the Company’s reporting periods. All inter-company accounts and transactions were eliminated in consolidation. The following table provides a summary of balance sheet information for Excalibur as of September 30, 2011 and 2010, which is consolidated in the Company’s financial statements as of December 31, 2011 and 2010:

	Excalibur International Marine Corporation
	September 30, 2011		September 30, 2010
	NTD*	USD	NTD	USD
Total assets	257,256,784	7,390,830	316,708,895	10,150,054
Total liabilities	408,617,350	13,410,482	404,852,655	12,976,048
Net liabilities	151,360,566	6,019,652	88,143,760	2,825,994
48.81% ownership	73,879,092	2,938,192	43,022,969	1,379,368

*NTD: New Taiwan Dollar

The following is the shareholder list of Excalibur as of December 31, 2011:

Excalibur International Marine Corp. Shareholders’ List
Shareholder’s Name	No. of shares	%
EFT Investment	58,567,750	48.81
Yeuh-Chi Liu	4,766,000	3.97
		52.78
Lu, TsoChun	10,000,000	8.33
Chiao, Jen-Ho	8,200,000	6.83
Lin, Ming-i	5,170,000	4.31
Wang Zhi Yun	5,000,000	4.17
Wen Investment	4,000,000	3.33
Steve Hsiao	3,938,250	3.28
Others	20,358,000	16.97
Total	120,000,000	100

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

On December 31, 2011, the closing market price of CTX common stock, as reported by NASDAQ, was $1.07 per share, based on a trade of 100 shares on December 14, 2011. Prior to that trade, the closing market price of CTX common stock, as reported by NASDAQ, was $1.50 per share. This company’s common stock continues to be very thinly traded and, as reported by NASDAQ, a total of 58,808 common shares were traded during the nine months ended December 31, 2011 at an average price, based on reported closing prices, of $1.48. Because of the lack of a sufficiently active market, the Company does not believe that quoted market prices for CTX’s common stock are a reliable indicator of the fair value of our investment.

The Company may seek to recover a portion of its investment through the sale of common stock in the open market. However, because of the size of the Company’s position in relation to the market, the Company does not expect to be able to recover any significant portion of its investment in the foreseeable future.

Note 11 - OTHER LIABILITIES

Other liabilities consist of the following:

	December 31, 2011	March 31, 2011

Payroll liabilities	$69,679	$35,834
Warranty liabilities	12,188	88,784
Accrued expenses	563,084	88,353
Others	35,583	91,058
	$680,534	$304,029

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its limited warranty. Changes in the warranty liability for standard warranties which are included in current liabilities on the Company’s Consolidated Balance Sheets are presented in the following tables:

	December 31, 2011	March 31, 2011
Warranty liability as at beginning of period, current	$88,784	$43,346
Cost accrued/(reversal) of costs	(69,057)	59,312
Service obligations honored	(7,539)	(13,874)
Warranty liability as at end of period, current	$12,188	$88,784

Note 12 – DUE TO RELATED PARTIES

	December 31, 2011	March 31, 2011
Amount due to related parties:	$45,947	$47,995

The above amounts are due to Steve Hsiao, a shareholder of Excalibur.

Note 13 - CONTINGENT LIABILITIES

The Company’s controlled subsidiary, Excalibur, purchased the vessel “OceanLaLa” from a British Virgin Islands, “BVI,” company, Ezone Capital Co. Ltd., in 2008. The purchase price was NTD708,000,000, equivalent to approximately $24,583,333. The vessel was delivered to Excalibur and registered as owned by Excalibur at the end of 2008. The last payment of NTD77,840,000, equivalent to approximately $2,554,644, is still under dispute as Excalibur believes that certain special equipment relating to the OceanLaLa, including special tooling, was not delivered at the time of sale and that one of the Ezone’s directors did not act in good faith and was involved in self-dealing.

Gu Zong-Nan, former vice general manager of Excalibur, filed a lawsuit against Excalibur in the Taiwan Shihlin District Court on June 2, 2009, claiming unpaid salary.  The court found that there was a valid agreement between both parties. In addition, it was determined that the agreement provided  that the salary accrued for Gu Zong-Nan was not required to be paid until Excalibur made a profit from its business operations.  Although Excalibur has not been profitable since its inception, a contingent liability of NTD1,050,000, equivalent to approximately $34,460, was recorded in connection with the above-mentioned lawsuit.

Note 14 – STOCKHOLDERS’ EQUITY

Common stock

As of December 31, 2011, the Company had 4,975,000,000 shares of common stock authorized and 75,983,201 shares issued and outstanding.

The Company did not issue any shares of common stock during the nine months ended December 31, 2011.

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

On September 2, 2010, the Company’s board of directors resolved to extend the expiration date of the warrants to November 30, 2011.  The warrants have expired during the nine months ended December 31, 2011.

As of December 31, 2011, the Company’s subsidiary Digital Development Partners Inc. has 2,000,000 common stock warrants outstanding, and 330,665 Series A and 330,665 Series B warrants outstanding, which are accounted for as equity instruments.  The 2,000,000 warrants will expire on June 1, 2014 and permit the holders to purchase one share of Digital’s common stock at an exercise price of $1.00 per share. The Series A and Series B warrants will expire on September 30, 2014 and permit the holders to purchase one share of Digital’s common stock at an exercise price of $1.00 per share and $1.25 per share, respectively.

Note 15 - INCOME TAXES

The Company was incorporated in the U.S and has operations in four tax jurisdictions - the United States, the Hong Kong Special Administrative Region, “HK SAR,” Taiwan, and the BVI.

The Company generated substantially all of its net income from its BVI operations for the nine months ended December 31, 2011.  According to BVI tax law this income is not subject to any taxes.

The Company’s HK SAR subsidiaries are subject to a 16.5% profit tax based on its taxable net profit. EFT (HK) Ltd provides management service to a BVI subsidiary, and the BVI subsidiary reimburses EFT HK Ltd for its total operating expenses plus 5% mark up, and the income is subject to 16.5% profit tax. The deferred tax assets for the Company’s US operations and HK SAR subsidiaries were immaterial for the nine months ended December 31, 2011.

The Company’s Taiwanese subsidiary, Excalibur, is subject to a 17% standard enterprise income tax based on its taxable net profit. Excalibur has incurred net accumulated operating losses for income tax purposes and believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, it has provided full valuation allowance for the deferred tax assets arising from the losses as of December 31, 2011 and 2010.

The income tax expenses consist of the following:

	Nine Months Ended December 31,
	2011	2010
Current:
Domestic	$-	$2,400
Foreign	-	-
Under/(over)-provision for prior years	(64,900)	143,539
Deferred	-	-
Income tax expenses/(benefit)	$(64,900)	$145,939

A reconciliation of income taxes, with the amounts computed by applying the statutory federal income tax rate, 37% for the nine months ended December 31, 2011 and 2010, to income before income taxes for the nine months ended December 31, 2011 and 2010, is as follows:

	Nine Months Ended December 31,
	2011	2010

Income tax at U.S. statutory rate	$1,618,399	$(1,464,779)
State tax	-	145,939
Indefinitely invested earnings/(incurred losses) of foreign subsidiaries	(1,657,672)	1,435,363
Nondeductible expenses	39,273	29,416
Over-provision for prior years	(64,900)	-
Income tax expenses/(benefit)	$(64,900)	$145,939

The Company does not have any uncertain tax positions. In accordance with ASC Topic 740, interest associated with unrecognized tax benefits are classified as income tax and penalties are classified in selling, general and administrative expenses in the statements of operations. For the nine months ended December 31, 2011, due to amendment of 2007 tax return, approximately $97,000 was provided for related interest and penalties expenses.

Note 16 - COMMITMENTS

Executive Offices

The Company leases 3,367 square feet of space in California that serves as its principal executive offices.  The lease will expire in February 2013.  The monthly rent for the fiscal years ended March 31, 2011, 2012 and 2013 is $9,090, $9,454 and $9,832, respectively. The future minimum lease payments under the operating lease are as follows:

Year Ending March 31,

2012	$28,362
2013	108,152

The Company rents office space for its satellite training center in Hong Kong.  The lease provides for free rent in the first two years and monthly lease payments of approximating $50,000 starting from the beginning of the third year and has expired on March 31, 2012. The lease term has been extended for another three years and expiring on March 31, 2015, with a monthly rental of $30,900. The future minimum lease payments under the operating lease are as follows:

Year Ending March 31,

2012	$90,000
2013	371,134
2014	371,134
2015	371,134

The Company rents storage space for its satellite training center in Hong Kong.  The lease provides for monthly lease payments approximating $900 starting on January 4, 2011 and expiring on January 3, 2013.  The future minimum lease payments under the operating lease are as follows:

Year Ending March 31,

2012	$2,700
2013	8,100

Total rent expenses for the nine months ended December 31, 2011 and 2010 were $464,683 and $549,808 respectively.

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

Pursuant to the terms of the original employment agreement, Mr. Qin’s tenure has been extended for a term of one year without any cost of living adjustment.

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

Pyng Soon

On January 1, 2012, the Company entered into a new employment agreement with Pyng Soon, the Company’s General Counsel. The employment agreement has a term for one year, and will be subject to negotiation by both parties for additional one year. The agreement may be terminated by either party on 30 days’ written notice.

During the period of this agreement, the Company will pay Mr. Soon an annual base salary of $148,830 per year. Mr. Soon is also eligible to receive an annual bonus pursuant to the executive bonus scale in effect for executive employees of the Company. Mr. Soon’s employment agreement also specifies that he is entitled to a minimum of three weeks of paid vacation per year and insurance and other benefits customarily provided to the Company’s executives.

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

Purchase obligation

The Company’s wholly owned subsidiary, EFT Investment Co. Ltd, has entered into agreements to purchase an office building located in Taipei, Taiwan. The office building is under construction and will be completed by the end of 2013. The total purchase price for the office building is NTD7.1 billion, equivalent to approximately $240.8 million.

Pursuant to the terms of these agreements, the Company was obliged to pay the remaining twelve (12) outstanding installments with various amounts due over the next twenty-four (24) months until the completion of the building project. The latest payment, in the amount of approximately $13 million, was due on January 20, 2012, was suspended (see Note 18 for further information). Pursuant to the provisions of the agreement, each subsequent quarterly payment, starting from April 20, 2012, was approximately $4 million. Finally, the residual payment of approximately $167 million was due at the time of completion of the building.

If the Company breaches any provisions relating to the terms and method of payment stated in the agreement, the seller may confiscate an amount calculated as 15 percent of the total real estate price, approximately $36.1 million, If the amount to be confiscated exceeds the amount of the price already paid, it shall be limited to the amount of the price already paid, and the parties may be discharged from the agreement. As of December 31, 2011, payment of NTD600 million, equivalent to approximately $20.7 million, has been made to the seller.

Note 17 – SEGMENT INFORMATION

The Company’s business is classified by management into two reportable segments: transportation business and online business. The online business reportable segment is an aggregation of the Company’s online operating segments, which are organized to sell the Company’s products to Affiliates through its website. The online business reportable segment derives revenue from the sales of nutritional products, personal care products and EFT-phones. The transportation service reportable segment derives revenue from transport passengers and cargo between Taiwan and Mainland China through the Taiwan Strait.

While substantially all of the Company’s revenue is generated from Mainland China, the Company is organizationally structured along business segments. The accounting policies of each of the Company’s operating segments are the same as those described in Note 3, “Summary of Significant Accounting Policies.”

The following tables provide the business segment information as of and for the periods ended December 31, 2011 and 2010. Income tax allocations have been determined based on statutory rates in the applicable business segment.

	Three months ended December 31, 2011
	Online business	Transportation business	Total
Sales revenues/(expense), net	$1,163,932	$(4)	$1,163,928
Cost of goods sold	(406,794)	(284,656)	(691,450)
Gross profit/(loss)	757,138	(284,660)	472,478
Operating expenses:
Selling, general and administrative expenses	1,504,934	611,567	2,116,501
Marketing expenses	115,398	-	115,398
Royalty expenses	157,790	-	157,790
Total operating expenses			2,389,689
Net operating loss	(1,020,984)	(896,227)	(1,917,211)
Other income			30,219
Loss before income tax			(1,886,992)

Total long-lived assets	1,546,447	6,474,764	8,021,211

Additions to long-lived assets	100,114	-	100,114

	Three months ended December 31, 2010
	Online business	Transportation business	Total
Sales revenues, net	$4,160,577	$81,329	$4,241,906
Cost of goods sold	(2,228,801)	(451,326)	(2,680,127)
Gross profit/(loss)	1,931,776	(369,997)	1,561,779
Operating expenses:
Selling, general and administrative expenses	1,547,894	285,216	1,833,110
Marketing expenses	299,374	-	299,374
Impairment loss of loan receivable	-	1,567,000	1,567,000
Impairment loss of transportation equipment	-	1,164,091	1,164,091
Royalty expenses	502,566	-	502,566
Total operating expenses			5,366,141
Net operating loss	(418,058)	(3,386,304)	(3,804,362)
Other income			547,640
Loss before income tax			(3,256,722)

Total long-lived assets	1,497,187	8,162,804	9,659,991

Additions to long-lived assets	125,489	1,408	126,897

	Nine months ended December 31, 2011
	Online business	Transportation business	Total
Sales revenues, net	$14,770,488	$1,020	$14,771,508
Cost of goods sold	3,307,581	838,963	4,146,544
Gross profit/(loss)	11,462,907	(837,943)	10,624,964
Operating expenses:
Selling, general and administrative expenses	4,554,619	1,437,255	5,991,874
Marketing expenses	223,393	-	223,393
Royalty expenses	872,191	-	872,191
Total operating expenses			7,087,458
Net operating income/(loss)	5,812,704	(2,275,198)	3,537,506
Other expenses			(459,107)
Income before income tax			3,078,399

Total long-lived assets	1,546,447	6,474,764	8,021,211

Additions to long-lived assets	178,060	-	178,060

	Nine months ended December 31, 2010
	Online business	Transportation business	Total
Sales revenues, net	$13,463,613	$139,113	$13,602,726
Cost of goods sold	5,615,435	2,273,975	7,889,410
Gross profit/(loss)	7,848,178	(2,134,862)	5,713,316
Operating expenses:
Selling, general and administrative expenses	4,785,520	780,330	5,565,850
Marketing expenses	853,133	-	853,133
Impairment loss of loan receivable	-	1,567,000	1,567,000
Impairment loss of transportation equipment	-	5,364,091	5,364,091
Royalty expenses	1,522,251	-	1,522,251
Total operating expenses			14,872,325
Net operating income/(loss)	687,274	(9,846,283)	(9,159,009)
Other income			1,202,682
Loss before income tax			(7,956,327)

Total long-lived assets	1,497,187	8,162,804	9,659,991

Additions to long-lived assets	321,281	1,408	322,689

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

Excalibur purchased the OceanLaLa from Ezone Capital Co. Ltd., prior to its acquisition by the Company.  The last payment of NTD77,840,000, equivalent to approximately $2,702,778, was withheld by Excalibur since Excalibur believed that special tooling was not delivered at the time of sale and that an Ezone’s director did not act in good faith and was involved in self-dealing.

EFT Investment Co. Ltd. filed a lawsuit against Jiao Ren-Ho, former chairman of Excalibur, in the Taiwan Shihlin District Prosecutors office on February 12, 2010. EFT Investment Co. Ltd. alleges, among other things, that Jiao Ren-Ho committed the offences of capital forging, fraud, breach of trust, and document fabrication. On July 25, 2011, the attorney general of Shihlin District remanded the case to district attorney for further investigation. The case is still pending.

EFT Investment Co. Ltd. filed a lawsuit against Chang Hui-Ying, Excalibur’s former accountant in the Taiwan Shihlin District Prosecutors office in March 2010. The claims of EFT Investment Co. Ltd. against Chang Hui-Ying are based upon the audit of Excalibur’s financial statements by Chang Hui-Ying. EFT Investment Co. Ltd. alleges, among other things, that Chang Hui-Ying committed the offences of capital forging, fraud, breach of trust, and document fabrication. On July 25, 2011, the attorney general of Shihlin District remanded the case to district attorney for further investigation. The case is still pending.

EFT Investment Co. Ltd. filed a lawsuit against Hsiao Zhong-Xing, former general manager of Excalibur, and Lu Zhuo-Jun, former vice general manager of Excalibur, collectively "Defendants,” in the Taiwan Shihlin District Prosecutors office on October 1, 2010. EFT Investment Co. Ltd. alleges, among other things, that Defendants committed the offences of capital forging, fraud, breach of trust, and document fabrication. On June 24, 2011, the district attorney of Shihlin District prosecuted both Hsiao Zhong-Xing and Lu Zhuo-Jun for the offences of capital forging, fraud, breach of trust and document fabrication. The case is still pending.

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

 Jiao Ren-Ho, former chairman of Excalibur, filed a lawsuit against Excalibur in the Taiwan Shihlin District Court claiming Excalibur’s special meeting of shareholders held on January 12, 2010, and the actions taken at the meeting, including the removal of Mr. Jiao as an officer and the chairman of Excalibur, were unlawful.  Monetary damages were not claimed in the suit. On October 12, 2010, the Shihlin District Court rendered its judgment in favor of Excalibur, ruling that Excalibur’s special meeting of shareholders held on January 12, 2010 and the actions taken at the meeting, including the removal of Mr. Jiao as an officer and the chairman of Excalibur, were lawful.  Subsequently, Mr. Jiao has filed an application to the Court of Appeal in Shihlin District Court to review the lower court’s decision. On July 20, 2011, the Court of Appeal in Shihlin District Court sustained the lower court’s decision.  Nevertheless, Mr. Jiao filed and submitted the Appellate Court’s decision to the higher court on August 15, 2011. On October 13, 2011, the higher court rejected Mr. Jiao’s submission and ruled in favor of Excalibur. The judgment rendered by the higher court is the final verdict.

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

On August 18, 2010 Excalibur received a statement of claim, equivalent to a complaint in the United States, from Ezone Capital Co., Ltd., demanding approximately 2,000,000 Euros, equivalent to approximately $2,900,000, for the unpaid balance of the purchase price of the OceanLaLa (see Note 13).   Excalibur has denied the claims of Ezone on the basis that the OceanLaLa was defective, unseaworthy, and not fit for its intended purpose. Excalibur has also filed a counterclaim against Ezone seeking a full refund of all amounts paid for the OceanLaLa, as well as reimbursement for amounts incurred in maintenance and repairs. The case proceeding is concluded and waiting for the disposition by the Tribunal.

Note 19 - SUBSEQUENT EVENTS

Taiwan Building

On May 2, 2011, Jack Qin, as an agent, entered into two series of agreements, one series with Meifu Development Co., Ltd. (“Meifu”) and the other series with TransGlobe Life Insurance Inc. (“TransGlobe”), to purchase an office building located in Taipei, Taiwan (the “Taiwan Building”). The Taiwan Building consists of 14 floors and 144 parking spaces. The agreements signed with Meifu concerned the purchase of the 8th-14th  floors, 1 out of 2 units on the 7th floor and 79 parking spaces, while the agreements signed with TransGlobe were for the purchase of the 1st-6th floors, the other unit on the 7th floor and the remaining 65 parking spaces in the Taiwan Building. The Taiwan Building is under construction and will be completed by the end of 2013. The total purchase price for the Taiwan Building is approximately $237.1 million. The Company intended to retain one floor of the Taiwan Building for its own business operation and planned to sell the majority of the remaining floors.  As of the date of this filing, the Company’s Board has not approved the purchase of the Taiwan Building.

On July 1, 2011 and July 7, 2011, EFT Investment Co. Ltd. (“EFT Investment”), a wholly-owned subsidiary of the Company, as a party to the contract in place of Jack Qin, entered into two sets of agreements (the “July 2011 Agreements”) with the sellers of the Taiwan Building that provided for substantially the same rights and obligations as the original May 2, 2011 agreements. Pursuant to the terms of the July 2011 Agreements, EFT Investment was obliged to pay the remaining twelve outstanding installments with various amounts due up to the scheduled completion of the Taiwan Building. Each subsequent quarterly payment, starting from April 20, 2012, was approximately $4 million. Finally, the residual payment of approximately $163.6  million was due at the time of completion of the Taiwan Building. EFT Investment had paid approximately $21 million toward the purchase price as of March 31, 2012.

The payments due to Meifu and TransGlobe under the July 2011 Agreements were suspended by EFT Investment due to, among other things, the failure of Meifu and TransGlobe to comply with certain conditions precedent applicable to the agreements and the Company’s belief that Meifu and TransGlobe had committed fraud on EFT Investment in the deliberate non-disclosure of information during the course of the transactions.

On June 15, 2012, EFT Investment received a letter (the “Meifu Letter”) from Meifu wherein Meifu served notice of termination (as of that date) of its contracts with EFT Investment for the purchase of the Taiwan Building and a purported forfeiture of EFT Investment’s deposit of approximately $16.7 million (the “Deposit”). Subsequently, on June 29, 2012, EFT Investment’s local counsel issued a letter to Meifu alleging fraud and misrepresentation by Meifu during the course of the transactions. EFT Investment contended that the Meifu Letter and the purported termination of contracts between Meifu and EFT Investment were invalid and demanded the return of the Deposit and construction advances. On July 3, 2012, EFT Investment’s local counsel issued a letter to TransGlobe, with substantially the same contentions as contained in the June 29, 2012 letter to Meifu, and argued that the contracts between TransGlobe and EFT Investment were terminated and requested that all payments made to TransGlobe be returned.

Network Access Rights

On April 1, 2012, the Company assigned the network access rights to ToByTo Limited and eZGT Limited. The network access rights to these companies include the right to access EFT’s affiliate database for each company’s respective marketing campaigns, and provide access to EFT’s e money system to facilitate their sales activities. These companies, in return, compensate EFT by paying an access fee in an amount equal to 10% of the respective enrollment fee of every affiliate who enters the 2By2 and eZGT travel program each time (but not less than $300 per affiliate).

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

As of July 4, 2012, the Company had 1,249,271 registered Affiliates, most of which were located in China and Hong Kong.  For the nine months ended December 31, 2011, the Company did not have any sales activities in the United States.  None of the Company’s Affiliates account for a significant portion of the Company’s business.

The Company pays its Affiliates a commission on the products they order from the Company.  The commission is approximately 60% of the total dollar amount of the order.  Commissions are considered a reduction of the sales price of the Company’s products and are reflected in the Company’s financial statements as a reduction in revenue. The commissions earned by each Affiliate are held in book entry form.  The Affiliate can use the commissions in his or her account to pay for new orders or can transfer the commissions to a bank account where they can be withdrawn, in local currency, at automated teller machines (ATMs) in the country where the Affiliate resides.  With this process, the Company reduces operating expenses and eliminates cumbersome accounting chores such as issuing checks and reconciling bank statements.

Full payment is required in U.S. Dollars prior to shipment of any products.  In most cases, once payment is received, products ordered are shipped directly by the Company’s third party manufacturers to the Company’s distribution centers in Hong Kong, China and Korea.    Once received at the distribution centers, the products are shipped to the Affiliate placing the order.

Transportation business

On October 25, 2008, the Company acquired, through a wholly owned subsidiary, 48.81% of the capital stock of Excalibur International Marine Corporation, “Excalibur”, a Taiwanese corporation, for $19,193,000.  The remaining 51.19% equity interest is held by Taiwan residents. On July 25, 2008, the Company loaned $1,567,000 to Yeuh-Chi Liu, a vendor to the Company. The proceeds of the loan were used by Yeuh-Chi Liu to acquire a 3.97% interest in Excalibur, which was offered as collateral for the loan. The Company does not expect that this loan will be repaid and the loan was written off as of December 31, 2010. The Company has not yet enforced its interest in the collateral.

Excalibur owns and operates a high speed ship which, until August 2010, transported passengers and cargo between Taiwan and mainland China through the Taiwan Strait.  Excalibur’s ship, the OceanLaLa, was capable of carrying up to 370 passengers and 630 tons of cargo.  The OceanLaLa made its first voyage in October 2008, sailing from Taichung to Panhu, Taiwan. On August 8, 2010, the OceanLaLa was damaged when sailing in the Taiwan Strait. As a result of the damage suffered, the OceanLaLa has been taken out of service.

Historically, Taiwan Vessel Law provided for certain Taiwanese shareholding requirements for companies owning ships registered in Taiwan.  For example, a limited liability company owning a ship registered in Taiwan, not operating international liners, like Excalibur, was required to have at least 2/3 of its capital stock owned by Taiwanese citizens, but violation of which was not subject to fines and/or other penalties.  The Vessel Law was amended in December 2010, and after the amendment, no more than 50% of the capital stock of limited liability companies owning ships registered in Taiwan, like Excalibur, can be owned by non-Taiwanese citizens.  Therefore, the Company’s ownership in Excalibur is no longer required to be reduced to 33%, and the Company’s ownership of 48.81% of the capital stock of Excalibur is in compliance with applicable law in Taiwan.

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

Market Environment

The nutritional supplement and cosmetic e-business markets have and continue to become increasingly competitive and are rapidly evolving. Barriers to entry are minimal and current and new competitors can launch new websites at a relatively low cost. Many competitors in this area have greater financial, technical and marketing resources than the Company does. Continued advancement in technology and increasing access to that technology is paving the way for growth in direct marketing. The Company also faces competition for consumers from retailers, duty-free retailers, specialty stores, department stores and specialty and general merchandise catalogs, many of which have greater financial and marketing resources than the Company has. Notwithstanding the foregoing, the Company believes that it is well-positioned within the Asian consumer market with its current plan of supplying U.S. merchandise brands to consumers and that its exposure to both the Asian and American cultures gives it a competitive advantage. There is no assurance that the Company will maintain its competitive edge or that the Company will continue to provide solely U.S.-made merchandise.

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

The global economy is currently undergoing a period of unprecedented volatility, and the future economic environment may continue to be less favorable than that of recent years. This has led, and could further lead, to reduced consumer spending, and which may affect adversely spending on nutritional and beauty products and other discretionary items, such as the Company’s products. In addition, reduced consumer spending may force the Company and its competitors to lower prices. These conditions may adversely affect the Company’s revenues and profits.

Results of Operations

Material changes in the Company’s Statement of Operations for the three months ended December 31, 2011 compared to the three months ended December 31, 2010 are discussed below:

Item	Increase (I) or Decrease (D)	Reason
Sales revenue, net	D	The Company increased its cost to become an affiliate from $300 to $600 effective April 2011. As a result, sales demand dropped significantly.

Shipping charges	D	Mainly attributable to decrease in gross sales of products.

Cost of goods sold	D

Gross sales of EFT phone reduced by 99% from $1,078,500 to $12,430, cost of sales of EFT phone also reduced by 99% from $505,032 to $4,905 due to change in phone promotional plan.

Percentage of cost of goods sold for products decreased from 14% to 8% for the same period last year, as gross sales of products decreased by 62% from $8,229,307 to $3,143,360, and cost of sales of product reduced further by 78% from $1,191,884 to $256,085 due to different products being ordered by Affiliates.

Shipping cost	D	Decrease in purchases during the year.

Operating costs – Excalibur	D	On August 8, 2010, OceanLaLa, the ship owned by Excalibur, was damaged when sailing in the Taiwan Strait. As a result of the damage, the OceanLaLa has been taken out of service. The Company currently only keeps four crew members on the ship and incurred limited maintenance cost during the period ended December 31, 2011, while the OceanLaLa maintained fourteen crew members during the same period last year.

Gross Profit as a % of total revenue	D	Gross profit, as a ratio to total revenue, was 41% during the current period compared with 37% during the prior period. The main reasons for the decrease in gross profit were due to significant reduction in gross sales of products in the current period.

Selling, general and administrative expenses	I	Increase in legal fees paid during current period for arbitration proceeding for Excalibur.

Impairment loss of transportation equipment	D	Last year, the net book value of transportation equipment, the OceanLaLa, exceeded its market value after damage.

Impairment loss of loan receivable	D	Last year, the Company determined that the third party to whom the Company made the loan would be unable to repay the loan.

Marketing expenses	D	Decrease in commission.

Royalty expenses	D	Royalty payable to EFT Assets was equal to a percentage of the Company’s gross sales based on certain threshold criteria. A decrease in gross sales led to a reduction of royalty expenses.

Interest income	D	Interest income declined in the current period as the Company liquidated a portion of its securities available for sale to fund operations.

Foreign exchange loss	I	Changes in foreign exchange rates.

Material changes in the Company’s Statement of Operations for the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010 are discussed below:

Item	Increase (I) or Decrease (D)	Reason
Sales revenue, net	I	Sales were recorded net of commissions. The Company paid commission to Affiliates responsible for sales upon receipt of sales orders before revenue could be recognized. An increase in sales revenue was due to the fact that the undelivered orders of approximately $10 million as of March 31, 2011 were delivered and recognized as revenue during the period ended December 31, 2011. In addition, the commission related to the above-mentioned undelivered orders has been expensed and was set off against the revenue reported for the period ended March 2011.

Shipping charges	D	Mainly attributable to decrease in gross sales of products.
Cost of goods sold	D

Gross sales of EFT phone reduced by 72% from $1,191,900 to $331,975, cost of sales of EFT phone was reduced by 71% from $578,002 to $167,950. Percentage of cost of goods sold for products decreased slightly from 13% to 12% for the same period last year, as gross sales of products decreased by 36% from $26,757,883 to $17,111,834, and cost of sales of product reduced further by 43% from $3,520,655 to $2,000,870.

Shipping cost	D	Decrease in purchases during the year.
Operating costs – Excalibur	D	As a result of the damage, the OceanLaLa has been taken out of service. The Company currently only keeps four crew members on the ship and incurred limited maintenance cost during the period ended December 31, 2011, while the OceanLaLa maintained fourteen crew members during the same period last year.

Gross Profit as a % of total revenue	I

Gross profit, as a ratio to total revenue, was 72% during the current period compared with 42% during the prior period. The main reasons for the increase in gross profit were the 37.5% decrease in gross sales compensated by 75% reduction in commission payout to Affiliates.

Selling, general and administrative expenses	I	Increase in legal fees paid for arbitration proceeding for Excalibur.
Impairment loss of transportation equipment	D	Last year, the net book value of transportation equipment, the OceanLaLa, exceeded its market value after damage.
Impairment loss of loan receivable	D	Last year, the Company determined that the third party to whom the Company made the loan would be unable to repay the loan.

Marketing expenses	D	Decrease in commission.

Royalty expenses	D	Royalty payable to EFT Assets was equal to a percentage of the Company’s gross sales based on certain threshold criteria. A decrease in gross sales led to a reduction of royalty expenses.

Interest income	D	Interest income declined in the current period as the Company liquidated a portion of its securities available for sale to settle intercompany loans and to fund operations.

Foreign exchange loss	I	Changes in foreign exchange rates.

Capital Resources and Liquidity

The following table shows the Company’s sources/(uses) of its cash for the nine months ended December 31, 2011 and 2010.

	Nine Months Ended December 31,
	2011	2010
Net cash provided by/(used in) operating activities	$(8,257,325)	$347,941
Net cash used in investing activities	(14,931,889)	(2,190,091)
Effect of exchange rate changes on cash	1,046,559	(73,772)
Net decrease in cash	$(22,142,655)	$(1,915,922)

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

Operating activities

For the nine months ended December 31, 2011, the Company recorded a profit of $3,143,299, yet used $8,257,325 in its operating activities.  The primary reason was that, during this period, the Company recognized approximately $8,400,000 of unearned revenue and returned $3,700,000 e-money to Affiliates but the corresponding cash had been received and recorded at March 31, 2011.

For the nine months ended December 31, 2010, net cash used in operating activities was $347,941. This was primarily due to a net loss of $8,102,266, adjusted by non-cash related expenses that included depreciation and amortization of $978,913, realized gain on available for sale securities of $116,239, realized gain on held-to-maturity securities of $243,855, impairment loss of $1,567,000 on loan receivable, impairment loss of $5,364,091 on equipment, and a net increase in working capital items of $890,672.

Investing activities

Net cash used in investing activities for the period ended December 31, 2011 was $14,931,889, primarily attributable to scheduled payment of $20,779,249 for purchase of an office building located in Taipei in Taiwan, the purchase of $178,060 of property and equipment, the purchase of $882,999 of securities available for sale, partially offset by proceeds from available for sale securities of $6,908,419.

Net cash used in investing activities for the period ended December 31, 2010 was $2,190,091 primarily attributable to the purchase of $5,773,906 of securities available for sale, the purchase of $322,689 of property and equipment, invested $5,000,000 on convertible notes, partially offset by proceeds from corporate bonds and maturity of corporate notes of $4,497,395 and $500,000, respectively, and available for sale securities of $3,775,009 and loan repayment by vendor of $167,100.

Financing activities

We did not use or receive any cash from financing activities during nine months ended December 31, 2011 and 2010.

Material changes in the Company’s balance sheet items between December 31, 2011 and March 31, 2011 are discussed below:

Category	Increase (I) or Decrease (D)	Reason

Cash and cash equivalents	D	The Company used $20.7 million of its excess cash to invest in an investment property project in Taiwan during the period ended December 31, 2011.

Securities available for sale	D	The Company liquidated a portion of its securities available for sale as settlement of certain intercompany loans and to fund operations.

Inventories	I	The Company anticipated same volume of sales as last year, but due to lower actual sales volumes, higher levels of inventory were stocked during the period.
Property and equipment	D	Accumulated depreciation increased.
Investment in developments in progress	I

The Company’s wholly owned subsidiary, EFT Investment Co. Ltd., entered into two sets of agreements on July 1, 2011 and July 7, 2011 to purchase an office building, located in Taipei, Taiwan, which is under construction and will be completed by the end of 2013. As of December 31, 2011, deposits approximating $20.7 million have been made to the sellers.

Accounts payable	I	Royalty expenses payable to EFT Assets has increased and not yet fully paid by year end.
Commission payable	D	Affiliates withdrew lesser amount of commission payable to them.

Unearned revenue	D	Temporary delay in deliveries of product to Affiliates resulted in higher unearned revenues last year. Such revenue was recognized when goods were delivered to Affiliates in current periods.

Non-controlling interest	D	This item represents the interests in Excalibur and Digital Development Partners, Inc. owned by others.

Between January and August 2008, the Company sold 14,890,040 Units to non-U.S. residents at a price of $3.80 per Unit.  The Units were sold pursuant to the exemption provided by Regulation S of the Securities Act of 1933.Each Unit consisted of one share of the Company’s common stock and one warrant.  Each warrant allowed the holder to purchase one share of the Company’s common stock at a price of $3.80 per share at any time prior to November 30, 2010. On September 2, 2010, the Company extended the expiration date of the warrants to November 30, 2011. The warrants have expired during the nine months ended December 31, 2011.

The Company used $19,193,000 from the sale of the Units to purchase its 48.81% interest in Excalibur International Marine Corporation.

Yeuh-Chi Liu, a supplier of the Company’s spray bottles, borrowed $1,567,000 from the Company in July 2008.  The loan is non-interest bearing and is payable upon demand.  The loan was used by Yeuh-Chi Liu to acquire a 3.97% ownership of Excalibur International Marine Corporation and is secured by that interest. The Company provided a full allowance for impairment in the amount of $1,567,000 against the demand loan during the year ended March 31, 2011. The Company has not yet enforced its interest in the collateral.

Since July 2008, the Company has made loans to Excalibur International Marine Corporation.  The loans were primarily used by Excalibur to acquire its ship, the OceanLaLa, and to fund operating costs.  As of December 31, 2011 the Company had the following outstanding loans to Excalibur. Because the Company consolidates Excalibur, these loans are not included in its consolidated financial statements.

Principal Amount	Interest Rate	Due Date

$1,564,717	0%	Due on demand
$160,000	8%	February 11, 2012
$140,000	8%	March 10, 2012
$130,000	8%	April 3, 2012
$512,000	8%	April 30, 2012
$260,000	8%	June 5, 2012
$150,000	8%	June 28, 2012
$400,000	8%	July 6, 2012
$100,000	8%	August 20, 2012
$250,000	8%	September 1, 2012
$200,000	8%	October 12, 2012
$1,100,000	8%	November 13, 2012
$90,000	8%	November 24, 2012
$2,500,000	8%	November 25, 2012
$330,000	8%	January 5, 2013
$100,000	8%	January 7, 2013
$100,000	8%	January 25, 2013
$120,000	8%	February 1, 2013

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

Since February 2010, the Company has started to buy securities available for sales to earn interest, and has invested $10.7 million as of December 31, 2011.

From May 2011, the Company started to invest in a real estate project in Taiwan. As of December 31, 2011, payment of NTD600 million, approximately $20.7 million, has been made to the property developers.

The unused cash and cash equivalents of $4.6 million at December 31, 2011 will be used in the Company’s daily operation.

We have no unused lines of credit or other borrowing facilities and believe that our on-going operations generate sufficient cash to meet their liquidity requirements.

Future Contractual Obligations

	Total	2012	2013	2014	2015	Thereafter

Lease payments	$1,350,716	$121,062	$487,386	$371,134	$371,134	$-

See Note 16 of the Notes to the Consolidated Financial Statements contained in Item 1 for our future contractual obligations under the employment agreements with certain of our executive officers and the consultancy agreement with a related party.

Other than as disclosed above and except for the payment obligation to purchase an office building located in Taipei, Taiwan as disclosed in Item 1- Note 7, the Company does not anticipate any capital requirements for the year ending March 31, 2012.

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

Significant Accounting Policies/Recent Accounting Pronouncements

See Item 1- Note 3 to the financial statements included as part of this report for a description of the Company’s significant accounting policies and recent accounting pronouncements which have, or potentially may have, a material impact on its financial statements.

Critical Accounting Policies and Estimates

During the nine months ended December 31, 2011 the Company did not change any of its critical accounting policies or estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011 regarding this matter.

Item 4	Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Jack Jie Qin and William E. Sluss, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Qin and William E. Sluss concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2011.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness in internal control over financial reporting has been identified as of December 31, 2011.

•	The Company did not sufficiently track certain figures used in calculating the Company’s cost of goods sold (“COGS”). Specifically, the Company's controls did not operate effectively to ensure the appropriate and timely analysis of and accounting for goods in transit (“GIT”) figures received from a third-party logistics company as a part of the Company’s calculation of its COGS.

This flaw represented a material weakness in the Company’s internal control over financial reporting as of December 31, 2011.

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

Other than as discussed above, there was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 18 to the financial statements included as part of this report.

Item 1A.	Risk Factors.

There have not been any material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibits

Exhibit No.:	Description:
31.1	Rule 13a-14(a) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jack Qin.

31.2	Rule 13a-14(a) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Sluss.

32.1	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jack Qin.

32.2	Section 1350 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Sluss.

101	The following materials from the EFT Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed on July 23, 2012 formatted in Extensible Business Reporting Language (XBRL):*
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

EFT HOLDINGS, INC.
(Registrant)

Date: July 23, 2012	By:	/s/ Jack Jie Qin
Jack Jie Qin
Principal Executive Officer

	By:	/s/ William E. Sluss
William E. Sluss
Principal Financial Officer

