Form 10-K
period 2012-03-31
EFT Holdings, Inc.
filed 2012-08-14
CIK 1450973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the price of $0.30 per share, which was the closing price of the common stock as reported on the OTC Bulletin Board under the symbol “EFTB” on September 30, 2011, was $7,764,962 as of such date.

As of August 13, 2012, the registrant had 75,983,201 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None

EFT HOLDINGS, INC.

FORM 10-K

i

PART I

FORWARD-LOOKING STATEMENTS

Certain statements made in this annual report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the Company’s plans and objectives for future operations. Forward-looking statements are based on current expectations and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of its business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in forward-looking statements, the inclusion of such information should not be regarded as a representation by the Company or any other person that its objectives and plans will be achieved.

ITEM 1. BUSINESS.

General

The Company was originally incorporated under another name in Nevada on March 19, 1992. In 1999 Jack Jie Qin, the Company’s president and chief executive officer, began selling nutritional and personal care products. In 2000, Mr. Qin formed eFast Team International, Inc. to sell these nutritional and personal care products, many of which are the same (or virtually the same) as the products the Company sells today. The business conducted by eFast Team, which also used an affiliate program similar to the Company’s to sell its products, was eventually transferred to the Company in 2007. The Company formally changed its name to EFT Holdings, Inc. through the merger with a company named QCSC, Inc., which became effective on May 27, 2011.

The Company operates through its subsidiaries and, unless otherwise noted, any reference to its operations includes the operations of its subsidiaries.

The Company is primarily an e-Business company designed around the “Business-to-Customer” concept, which means that the Company’s products are sold directly to customers through its web site. The Company’s “Business-to-Customer” model differs from the traditional “Business to Business” model where products are sold to distributors who then sell the products to ultimate customers.

In addition, the Company has begun to diversify its offerings of products and services in the recent past, as described below.

Products

The Company sells 27 different nutritional products (some of which are oral sprays); 21 different personal care products; an environmentally protective automotive product, an environmentally friendly house cleaner and a flip top portable drinking container that contains a filter to removes impurities from the water. The Company’s products are biodegradable and are not regulated by federal, state or local environmental laws or environmental laws of its key target markets.

The Company generally does not have a return policy but it does provide a warranty for its products. The specific warranty terms and conditions vary depending upon the product sold, but generally include replacement of defective products, but no refunds, during the six month period following a sale. Historically, the Company’s warranty expenses have not been material.

Manufacturing

The Company’s products are manufactured by third party vendors and are packaged under its brand. The packaging for its products clearly states the country of manufacture, which is currently the United States in most cases. The Company does not have any long-term supply contracts or agreements with any manufacturers. The Company orders its products directly from vendors, on an “as-needed” or “expected need” basis. Raw materials used in the manufacture of the Company’s products are readily available and are not in short supply. The Company is not a party to any agreement for the purchase or delivery of raw materials.

In addition, the Company has constructed a factory and water plant to produce bottled water in Baiquan, China, which is expected to start production by the end of this year.

None of the Company’s vendors account for a significant portion of its business and all of them can be replaced on short notice. The Company does not have any binding commitments or manufacturing agreements with any of its vendors.

Sales

The Company only sells its products through its website and only to “Affiliates.” Except as described under “Reverse Auction Program” below, to become an Affiliate, a customer must be recommended by another Affiliate, make a minimum purchase of $600 and pay $60 for shipping and handling fees. After that point, the new Affiliate is not required to make any additional purchases, pay membership fees, buy products, resell products, recruit others or attend meetings. Free educational classes are offered to the Company’s Affiliates so they can learn more about its products and how to use them.

As of July 4, 2012, the Company had 1,249,271 registered Affiliates, most of which were located in China and Hong Kong. As of March 31, 2012, the Company did not have any sales activities in the United States. None of the Company’s Affiliates account for a significant portion of its business.

The Company pays its Affiliates a commission on the products they order from the Company. The commission is approximately 60% of the total dollar amount of the order. Commissions are considered a reduction of the sales price of the Company’s products and are reflected in the Company’s financial statements as a reduction in revenue. The commissions earned by each Affiliate are held in book entry form. The Affiliate can use the commissions in her account to pay for new orders or she can transfer the commissions to a bank account where they can be withdrawn, in local currency, at automated teller machines (ATMs) in the country where the Affiliate resides. With this process, the Company reduces operating expense and eliminates cumbersome accounting chores such as issuing checks and reconciling bank statements.

Full payment is required in U.S. Dollars prior to shipment of any products. In most cases, once payment is received, products ordered are shipped directly by the Company’s third party manufacturers to the Company’s distribution centers in Hong Kong, China and Korea. Once received at the distribution centers, the products are shipped to the Affiliate placing the order.

Competition

The nutritional supplement and cosmetic e-business markets have and continue to become increasingly competitive and are rapidly evolving. In addition, the internet online commerce market is rapidly evolving and intensely competitive. Barriers to entry are minimal. Current and new competitors can launch new websites at a relatively low cost. Continued advancement in technology and increasing access to that technology is paving the way for growth in the internet consumer industry. The Company also faces competition for consumers from retailers, duty-free retailers, specialty stores, department stores and specialty and general merchandise catalogs, many of which have greater financial and marketing resources than the Company has. The Company believes that, with its marketing plan of supplying American merchandise brands to Asian consumers, as well as its exposure to both cultures, it has a competitive advantage in the Asian consumer market.

Transportation business

On October 25, 2008, the Company acquired, through a wholly owned subsidiary, 48.81% of the capital stock of Excalibur International Marine Corporation, “Excalibur,” a Taiwan corporation, for $19,193,000. The remaining 51.19% equity interest is held by Taiwan residents. On July 25, 2008, the Company loaned $1,567,000 to Yeuh-Chi Liu, a vendor to the Company. The proceeds of the loan were used by Yeuh-Chi Liu to acquire a 3.97% interest in Excalibur, which was offered as collateral for the loan. The Company does not expect that this loan will be repaid and the loan was written off as of December 31, 2010. The Company has not yet enforced its interest in the collateral.

Excalibur owns and operates a high speed vessel which, until August 2010, transported passenger and cargo between Taiwan and mainland China through the Taiwan Strait. Excalibur’s vessel, the OceanLaLa, was capable of carrying up to 370 passengers and 630 tons of cargo. The OceanLaLa made its first voyage in October 2008, sailing from Taichung to Panhu, Taiwan. On August 8, 2010, the OceanLaLa was damaged when sailing in the Taiwan Strait. As a result of the damage suffered, the OceanLaLa has been taken out of service.

Historically, Taiwan Vessel Law set forth certain Taiwan shareholding requirements for companies owning ships registered in Taiwan. For example, a limited liability company owning a ship registered in Taiwan not operating international liners (such as Excalibur) was required to have at least 2/3 of its capital stock owned by Taiwanese citizens. However, violation of this requirement did not subject the Company to fines and/or other penalties. The Vessel Law was amended in December 2010, and after the amendment, no more than 50% of the capital stock of limited liability companies owning ships registered in Taiwan, like Excalibur, can be owned by non-Taiwanese citizens. Therefore, the Company’s ownership in Excalibur is no longer required to be reduced to 33%, and the Company’s ownership of 48.81% of the capital stock of Excalibur is in compliance with applicable law in Taiwan.

EFT-Phone and 2By2 reward program

In February 2010, the Company assigned the worldwide distribution and servicing rights to a product known as the “EFT-Phone” to Digital Development Partners, Inc. (“Digital”), a previously unrelated company, in exchange for 79,265,000 shares of Digital’s common stock. The shares the Company acquired represent approximately 92% of Digital’s outstanding common stock.

The EFT-Phone is a cell phone which uses the Android operating system. The EFT-Phone has an application that will allow the Company’s Affiliates to access all of their back office sites, including their commission accounts, through which the Affiliates will be able to deposit, withdraw and transfer money to another account or to another Affiliate at no cost. The EFT-Phone will have educational applications and PowerPoint presentation capability for recruiting and training new Affiliates anywhere in the world.

The worldwide distribution and servicing rights to the EFT-Phone include the right to sell the EFT-Phone to the Company’s Affiliates and others. Digital also acquired the rights to distribute all EFT-Phone accessories. Digital began distributing EFT-Phones in July 2010.

Starting from December 2010, the Company, through a third party (ToByTo Limited or “2by2”), introduced reward programs to its Affiliates. For example, upon joining a $3,000 program, each Affiliate must pay $3,000 as a non-refundable deposit. When the Affiliate sponsors one new Affiliate, the Company will reward him with a $1,500 instant sponsor bonus. When the first Affiliate sponsored at least two new Affiliates, and those two new Affiliates each also sponsor two new Affiliates, the first Affiliate completed his first cycle of the program. The Company will reward him with an additional $1,500 bonus, and deliver to the Affiliate an EFT-phone and an e-pad for the cost of $1.

After the completion of the first cycle, each Affiliate will enter into the matrix of the second cycle. Upon completion of the second cycle, the Company will reward the first Affiliate with $3,000. For each subsequent cycle thereafter within the matrix, each Affiliate will need to sponsor a new Affiliate in each cycle in order to qualify for the reward.

eZGT Travel Program

In May 2011, the Company introduced to its Affiliates a series of travel programs attracting Affiliates to enjoy the benefits of travelling internationally. To participate in the Traveler programs, one must initially make a non-refundable deposit according to the programs’ requirements. When the Affiliate completes a cycle of the program he joined, he will receive a bonus reward and the Affiliate only needs to pay $1 for his or her own trip. The reward system of the travel program is similar to the 2by2 reward program.

Intellectual Property

The Company’s product formulations, delivery systems (spray), packages, packaging design and labels are proprietary.

The Company uses the “EFT” name, a trademark owned and licensed to it by EFT Assets Limited. The Company is required to pay an annual royalty to EFT Assets equal to a percentage of its gross sales for the previous fiscal year. The percentage is 5% for the first $30 million in gross sales; 4% for the $10 million in gross sales in excess of $30 million; 3% for the $10 million in gross sales in excess of $40 million; 2% for the $10 million in gross sales in excess of $50 million; and 1% for the $10 million in gross sales in excess of $60 million. Except for the foregoing, the Company does not currently hold any patents, trademarks, or copyrights nor is the Company a party to any licenses, franchises, concessions, royalty agreements or similar agreements pertaining to intellectual property.

Government Regulation

Currently, government approval is not necessary for the sale of any of the Company’s products and the Company’s Affiliate marketing activities are not subject to governmental regulation in the countries in which the Company operates. However, if existing laws change, the Company may be required to conduct clinical trials to demonstrate the safety and efficacy of these products in order to continue to market and sell them.

General

The Company has not and does not engage in any research and development activities, nor does the Company contemplate spending any material amount on such activities in the foreseeable future.

The Company’s business is not seasonal in nature.

As of March 31, 2012, the Company had four full-time employees at its executive offices in the City of Industry, California, ten full-time employees at its Kowloon, Hong Kong office, and 32 full-time employees at its factory in China. The Company adjusts the number of employees from time to time as necessary to meet the demand for its products.

None of the Company’s employees are represented by a collective bargaining agreement. The Company believes its employee relations are good.

The Company files electronically with (or furnishes to) the SEC its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) of the Securities Exchange Act of 1934. The Company makes available free of charge on its web site (www.eftb.us) all such reports as soon as reasonably practicable after they are filed.

The SEC maintains an Internet site that contains reports, proxy information and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov. The materials are also available at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information through the public reference room by calling the SEC at 1-800-SEC-0330.

ITEM 1A. RISK FACTORS.

An investment in the Company’s common stock involves a high degree of risk. In addition to the following risk factors, you should carefully consider the risks, uncertainties and assumptions discussed herein, and in other documents that the Company subsequently files with the SEC that update, supplement or supersede such information for which documents are incorporated by reference into this Report. Additional risks not presently known to the Company, or which the Company considers immaterial based on information currently available, may also materially adversely affect the Company’s business. If any of the events anticipated by the risks described herein occur, the Company’s business, cash flow, results of operations and financial condition could be adversely affected, which could result in a decline in the market price of the Company’s common stock, causing you to lose all or part of your investment.

Risks Related to the Company’s Business

Current economic conditions may adversely affect the Company’s industry, business and results of operations and could cause the market value of its common stock to decline.

The Company’s results of operations may be materially affected by conditions in the global capital markets and the economy generally, both in China and elsewhere around the world. Factors that could affect consumers’ willingness to make such discretionary purchases include general business conditions, levels of employment, energy costs, interest rates and tax rates, and the availability of consumer credit and consumer confidence. Recently, concerns over inflation, energy costs, geopolitical issues, and the availability and cost of credit, have contributed to increased volatility and diminished expectations for the Chinese economy.

A continued or protracted downturn in the global economy could adversely impact consumer purchases of discretionary items including demand for the Company’s products. This has led, and could further lead, to reduced consumer spending, which the Company believes may include consumer spending on nutritional and beauty products and other discretionary items. In addition, reduced consumer spending may drive the Company and its competitors to lower prices. A reduction in consumer spending could significantly reduce the Company's sales and leave it with unsold inventory, which would have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company regularly maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000.

The Company regularly maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000. If the financial position and/or liquidity of the bank were to become impaired, the Company’s financial position and the results of its operations could be negatively affected to the extent of account balances held at the financial institution in excess of the federally insured limit.

The extent of the Company’s sourcing and manufacturing may adversely affect its business, financial condition and results of operations.

All of the Company’s products are currently manufactured in the United States and a majority of them are sold to customers in Hong Kong and China. As a result of the magnitude of this sourcing and shipping, the Company’s respective businesses are subject to the following risks:

•	political and economic instability in foreign countries, including heightened terrorism and other security concerns, which could subject imported or exported goods to additional or more frequent inspections, leading to delays in deliveries or impoundment of goods or to an increase in transportation costs of raw materials or finished product;
•	the imposition of regulations and quotas relating to exports and imports, including quotas imposed by bilateral agreements between the United States, from which the Company sources its products, and foreign countries, including China;
•	the imposition of duties, taxes and other charges on exports and imports;
•	significant fluctuation of the value of the U.S. dollar against the Hong Kong Dollar, Chinese Yuan and other foreign currencies;

•	difficulty in staffing and managing international operations and difficulty in maintaining quality control;

•	the strength of international economies;

•	restrictions on the transfer of funds to or from foreign countries; and

•	violations by foreign contractors of labor and wage standards and resulting adverse publicity.

The Company operates on very tight delivery schedules and, if there are delays and expected delivery dates cannot be met, it could negatively affect the Company’s profitability.

If there is a delay in the delivery of goods and delivery schedules cannot be met, then the Company’s Affiliates may cancel orders with it, which would impact the Company’s gross profits and, therefore, its profitability. The Company may also incur extra costs to meet delivery dates, which would also reduce the Company’s profitability.

Commission paid to Affiliates is characterized as a reduction of revenue. If there is timing difference on recognizing revenue and commission, it could negatively affect the Company’s profitability.

The Company’s revenue recognition policy is in accordance with ASC Topic 605, “Accounting for Consideration given by a Vendor to a Customer.” The Company records the payments received from Affiliates as a liability until the products are delivered. Commissions paid to the Company’s Affiliates are considered to be a reduction of the selling prices of its products, and are recorded as a reduction of revenue when payment is made by Affiliates. The Company’s policy is to pay out commissions to Affiliates upon receipt of sales orders even before revenue can be recognized. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists. If there is a delay in the delivery of goods and delivery schedules cannot be met, then sales cannot be recognized in the same period when commissions are recognized, which would reduce the Company’s profitability in that period.

The Company faces intense competition and any failure to timely implement its business plan could diminish or suspend its development and possibly cease its operations.

The industry in which the Company operates is highly competitive. In the Business to Consumer, “B2C,” e-commerce business, competitors, typically catalog and other online retailers, attempt to secure contracts with various merchandise brands to offer merchandise to their consumers. The Company also faces competition for consumers from retailers, duty-free retailers, specialty stores, department stores and specialty and general merchandise catalogs, many of which have greater financial and marketing resources than the Company has. The internet online commerce market is rapidly evolving and intensely competitive. Barriers to entry are minimal and current and new competitors can launch new websites at a relatively low cost. Many competitors in this area have greater financial, technical and marketing resources than the Company. There is no assurance that the Company will be able to compete successfully with them in the future.

The Company has experienced, and anticipates that it will continue to experience for at least the foreseeable future, significant pricing pressure and significantly increased promotional activity from our competitors; and we may face challenges in seeking to provide merchandise at competitive prices that allow the Company to be profitable. Continued advancement in technology and increasing access to that technology is paving the way for growth in the internet consumer industry. In addition, the nutritional supplement and cosmetic e-business markets have and continue to become increasingly competitive and are rapidly evolving. There can be no assurance that the Company will maintain its competitive edge or that it will continue to provide only American-made merchandise. If we are unable to successfully compete in this promotional environment, we could experience reductions in our sales and excessive build-up of merchandise inventories resulting in increased markdowns and reductions in our gross profit margins, adversely impacting our profitability and cash flows from operating activities.

The Company faces significant inventory risks.

The Company is exposed to significant inventory risks that may adversely affect its operating results as a result of new product launches, rapid changes in product cycles, changes in consumer tastes with respect to its products and other factors. Future success depends on consistently anticipating, gauging and responding to Affiliates’ demands and tastes in the design, pricing, style and production of the Company’s products. The Company’s failure to anticipate, identify or react appropriately and in a timely manner to changes in customer preferences and economic conditions could lead to lower sales, missed opportunities, excessive inventories and markdowns, each of which could have a material adverse impact on the Company’s business and its sales levels.

The Company must accurately predict these trends and avoid overstocking or understocking products. All of the Company’s products are supplied by third parties, which it orders generally on an “as needed” basis. However, based on ordering trends, the Company does stock certain items that the Company believes will be in demand so that they are available for immediate shipping. In the last few years, the Company has mitigated decreases in sales by lowering its levels of inventory to preserve cash on hand. Demand for products, however, can change significantly between the time inventory is ordered and the date of sale. In addition, when the Company begins selling a new product, it may be difficult to establish vendor relationships, determine appropriate product selection, and accurately forecast product demand. The acquisition of certain types of inventory, or inventory from certain sources, may require significant lead time and prepayment, and such inventory may not be returnable. Any one of the inventory risk factors set forth above may adversely affect the Company’s operating results.

The Company may continue to experience fluctuations in its operating results.

The Company’s annual and quarterly operating results have fluctuated and may continue to fluctuate in the future. As a result, period-to-period comparisons of historical and future results may not necessarily be meaningful and should not be relied on as an indication of future performance. There can be no assurance that the Company’s current or future internal expectations and outlook for sales, comparable sales, gross profit margins and profitability will prove to be accurate. Failure to meet internal or market financial expectations going forward, particularly with respect to sales, gross profit margins and earnings, could result in a decline in and/or increased volatility in the market price of the Company’s stock.

The Company depends on third parties to manufacture all of the products it sells and it does not have any written contracts with any of the manufacturers of its products. If the Company is unable to maintain these manufacturing relationships or enter into new arrangements, the Company may fail to meet customer demand and its net sales and profitability may suffer as a result.

All of the Company’s products are manufactured by third parties. The Company does not have any written contracts with any of the manufacturers of its products. The fact that the Company does not have written contracts with its third-party manufacturers means that they could cease manufacturing these products for the Company at any time and for any reason. In addition, the Company’s third-party manufacturers are not restricted from manufacturing its competitors' products. The Company’s inability to secure adequate and timely supplies of merchandise would harm inventory levels, net sales and gross profit, and ultimately its results of operations.

The Company’s manufacturers may increase the cost of the products it purchases from them.

If the Company’s manufacturers increase their prices, the Company’s margins would suffer unless it is able to pass along these increased costs to its customers. The Company may not be able to develop relationships with new vendors and manufacturers at the same prices or at all, and even if the Company does establish such relationships, such new vendors and manufacturers might not allocate sufficient capacity to the Company to meet its requirements. Furthermore, if the Company increases its product orders significantly from the amounts the Company has historically ordered from its manufacturers, its manufacturers might be unable to meet this increased demand.

The Company’s third-party manufacturers may not continue to produce products that are consistent with its standards or applicable regulatory requirements, which could harm its brand, cause customer dissatisfaction and require the Company to find alternative suppliers of its products.

The Company’s third-party manufacturers may not maintain adequate controls with respect to product specifications and quality and may not continue to produce products that are consistent with its quality standards. If the Company is forced to rely on products of inferior quality, then its customer satisfaction and brand reputation would likely suffer, which would lead to reduced net sales. In addition, the Company may be required to find new third-party manufacturers to supply its products. There can be no assurance that the Company would be successful in finding third-party manufacturers that make products meeting its standards of quality.

The Company may incur material product liability claims, which could increase its costs and harm its financial condition and operating results.

We may be subjected to various product liability claims, including claims that products that are ingested by consumers or applied to their bodies contain contaminants, and that the products include inadequate instructions as to their uses, or include inadequate warnings concerning side effects and interactions with other substances. It is possible that widespread product liability claims could increase our costs, and adversely affect our revenues and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles, and may make it more difficult to secure adequate insurance coverage in the future.

Adverse publicity associated with the Company’s products, ingredients or its Affiliates program, or those of similar companies, could harm the Company’s financial condition and operating results.

The Company’s results of operations may be significantly affected by the public’s perception of the Company and similar companies. This perception is dependent upon opinions concerning:

•	the safety, efficiency and quality of the Company’s products and ingredients;
•	the safety, efficiency and quality of similar products and ingredients distributed by other companies;
•	the Company’s promotional and compensation programs; and
•	B2C e-commerce business in general.

Adverse publicity concerning any actual or purported failure by the Company to comply with applicable laws and regulations regarding product claims and advertising, good manufacturing practices, the regulation of its programs, the licensing of its products for sale in the Company’s target markets or other aspects of its business (whether or not resulting in enforcement actions or the imposition of penalties), could have an adverse effect on the Company’s business and could negatively affect its ability to attract Affiliates, which would negatively impact the Company’s ability to generate revenue.

In addition, the Company’s Affiliates’ perception of the safety, quality and efficiency of the Company’s products and ingredients, as well as similar products and ingredients distributed by other companies, could be significantly influenced by media attention, publicized scientific research or findings, widespread product liability claims or other publicity concerning the Company’s products or ingredients or similar products and ingredients distributed by other companies. Adverse publicity, whether or not accurate or resulting from consumers’ use or misuse of the Company’s products, that associates consumption of its products or ingredients or any similar products or ingredients with illness or other adverse effects, questions the benefits of the Company’s or similar products or claims that any such products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could lead to lawsuits or other legal challenges and could negatively impact the Company’s reputation, the market demand for its products or its general business.

The Company is subject to the risks of doing business abroad.

Most of the Company’s Affiliates are located in China and Hong Kong. As such, the Company is subject to customary risks of doing business abroad, including currency fluctuations, political or labor instability and potential import restrictions, duties and tariffs. The Company does not maintain insurance for the potential lost profits due to such disruptions. Political or economic instability in China or Hong Kong or elsewhere could cause substantial disruption in the Company’s business. This could materially adversely affect the Company’s financial condition and results of operations. Heightened terrorism security concerns could subject exported goods to additional, more frequent or more thorough inspections. This could delay deliveries or increase costs, which could adversely impact the Company’s results of operations. In addition, since the Company negotiates its purchase orders with customers in United States dollars, the value of the United States dollar against local currencies could impact its cost in dollars of production from these manufacturers. The Company is not currently engaged in any hedging activities to protect against these currency risks. If there is downward pressure on the value of the dollar, the Company’s customers’ purchase prices for its products could increase. The Company may not able to offset an increase in production costs with a price increase to its customers.

Fluctuations in the price, availability and quality of materials used in the Company’s products could have a material adverse effect on its cost of goods sold and its ability to meet its customers’ demands.

Fluctuations in the price, availability and quality of the materials used in the manufacture of the Company’s products by third parties could have a material adverse effect on the cost of such products to it or its ability to meet its customers’ demands. The Company may not able to pass on all or any portion of higher material prices to its customers.

Matters relating to or arising from the material weaknesses in the Company’s internal controls have had and may continue to have a material adverse effect on its business, operating results and financial condition, including increased costs and diversion of management’s attention.

The Company’s management conducted an evaluation of the effectiveness of its disclosure controls and procedures and an assessment of the effectiveness of its internal control over financial reporting and concluded that its disclosure controls and procedures, as well as its internal control over financial reporting, were not effective as of March 31, 2012 due primarily to the material weaknesses they identified in its internal control over financial reporting. Please refer to the discussion under Item 9A, "Controls and Procedures" for further discussion of the Company’s material weaknesses as of March 31, 2012. Should the Company be unable to remediate the material weaknesses promptly and effectively, such weakness could harm its operating results, result in a material misstatement of its financial statements, cause it to fail to meet its financial reporting obligations or prevent it from providing reliable and accurate financial reports or avoiding or detecting fraud. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of the Company’s financial reports, which could have an adverse effect on its stock performance. Any litigation or other proceeding or adverse publicity relating to the restatement or material weaknesses could have a material adverse effect on the Company’s business and operating results. In addition, the Company has incurred substantial unanticipated costs for accounting and legal fees and may continue to incur accounting and legal fees in connection with these matters, and its management’s time and attention has been diverted from its other business operations, which could harm its business.

The failure to upgrade information technology systems as necessary could have an adverse effect on the Company’s operations.

Some of the Company’s information technology systems, which are primarily utilized to manage information necessary to price and ship products and to generate reports that report each customer’s order are dated and are comprised of multiple applications, rather than one overarching state-of-the-art system. Modifications involve replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. If the Company is unable to effectively implement these systems and update them where necessary, this could have a material adverse effect on its business, financial condition and results of operations.

Entry into new businesses or operations may divert the Company’s management's attention and consume resources that are necessary to sustain its business.

The Company is currently investing in an office building which is under construction in Taipei, Taiwan, which is expected to be completed by the end of 2013. The Company may also enter into other new businesses or operations in the future, which may result in unforeseen difficulties and expenditures. In addition, the new businesses, operations, products, or services may disrupt the Company’s business, divert its resources and require significant management attention that would otherwise be available for development of its business. The anticipated benefits of any new businesses, operations, products, or services may also not be realized or the Company may be exposed to unknown liabilities.

The Company is highly dependent on its current management.

The Company’s success is significantly dependent upon its management team. The Company’s success is particularly dependent upon Mr. Jack Qin, its Chairman and CEO. The loss of him could have an adverse effect on the Company. If the Company were to lose the services of its officers and directors, the Company may experience difficulties in effectively implementing its business plan.

The Company’s principal shareholder owns 65.93% of its outstanding common stock and its interests may not be aligned with the interests of the Company’s other shareholders.

Dragon Win Management, Ltd., or Dragon Win, owns a majority of the Company’s issued and outstanding common stock. As a result, Dragon Win has substantial influence in determining the outcome of any corporate transactions or other matters submitted to the Company’s shareholders for approval, including mergers, consolidations and the sale of all or substantially all of the Company’s assets, election of directors and other significant corporate actions. Dragon Win may not act in the best interests of the Company’s minority shareholders. In addition, without its consent, the Company could be prevented from entering into transactions that could be beneficial to the Company. This concentration of ownership may also discourage, delay or prevent a change in control of the Company, which could deprive its shareholders of an opportunity to receive a premium for their shares as part of a sale of the Company and might reduce the price of the Company’s common stock. These actions may be taken even if they are opposed by the Company’s other shareholders.

The outcome of litigation and other claims is unpredictable and any rulings not in the Company’s favor could have a material adverse effect on its business and results of operations.

The Company is and may become subject to litigation, claims and administrative proceedings for which it cannot or may not be able to predict or determine the ultimate outcome or quantify the potential financial impact. Because of the inherent difficulty of predicting the outcome of any legal claims and administrative proceedings, the Company cannot provide assurance as to the outcome of any pending or future matters, or, ultimately determined adversely to the Company, the loss, expense or other amounts attributable to any such matter. The resolution of such matter or matters, if unfavorable, could have a material adverse effect on the Company’s business, liquidity and results of operations. Refer to Item 3. “Legal Proceedings,” for a more detailed discussion of certain current litigation and other proceedings.

If the Company becomes directly subject to the recent scrutiny, criticism and negative publicity involving U.S. reporting companies with substantial PRC operations or sales, the Company may have to expend significant resources to investigate and resolve any negative allegations resulting from such scrutiny, which could harm its business operations and reputation and could result in a loss of your investment in the Company’s stock, especially if such allegations cannot be addressed and resolved favorably.

Recently, U.S. reporting companies that have substantially all of their operations or sales in China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around a lack of effective internal controls over financial accounting resulting in financial and accounting irregularities and mistakes, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, many of these companies are now conducting internal and external investigations into the allegations, and in the interim are subject to shareholder lawsuits and SEC enforcement actions.

It is not clear what effect such sector-wide scrutiny, criticism and negative publicity will have on the Company and its business. If the Company becomes the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, the Company will have to expend significant resources to investigate such allegations and/or defend itself. This situation will be costly and time consuming and distract management from growing the Company. If such allegations are not proven to be groundless, the Company and business operations will be severely impacted and your investment in the Company’s stock could be rendered worthless.

The Company’s stock is thinly traded and the price of its stock may become highly volatile.

There is currently only a limited market for the Company’s common stock. A limited market is characterized by a relatively limited number of shares in the public float, relatively low trading volume and a small number of brokerage firms acting as market makers. The market for low-priced securities is generally less liquid and more volatile than securities traded on national stock markets. Wide fluctuations in market prices are not uncommon. No assurance can be given that the market for the Company’s common stock will continue. The price of the Company’s common stock may be subject to wide fluctuations in response to factors such as the following, some of which are beyond the Company’s control:

•	quarterly variations in the Company’s operating results;
•	operating results that vary from the expectations of investors;
•	changes in expectations as to the Company’s future financial performance, including financial estimates by investors;
•	reaction to the Company’s periodic filings, or presentations by executives at investor and industry conferences;
•	changes in the Company’s capital structure;
•	changes in market valuations of other internet or online service companies;
•	announcements of innovations or new services by the Company or its competitors;
•	announcements by the Company or its competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	lack of success in the expansion of the Company’s business operations;
•	announcements by third parties of significant claims or proceedings against the Company or adverse developments in pending proceedings;
•	additions or departures of key personnel;
•	asset impairment;
•	temporary or permanent inability to offer products or services;
•	rumors or public speculation about any of the above factors; and
•	market and volume fluctuations in the stock markets in general.

There is not now, and there may not ever be, an active market for the Company’s common stock, and the Company cannot assure you that the common stock will become liquid or that it will be listed on a securities exchange.

There is currently only a limited market for the Company’s common stock. In this venue, an investor may find it difficult to obtain accurate quotations as to the market value of the common stock and trading of the Company’s common stock may be extremely sporadic. For example, several days may pass before any significant number of shares may be traded. A more active market for the common stock may never develop. In addition, if the Company fails to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell the Company’s securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the common stock, which may further affect the liquidity of the Company’s common stock.

The Company may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of the Company’s common stock.

The SEC has regulations which generally define so-called “penny stocks” to be equity securities that have a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. When listed or quoted on an over-the-counter electronic exchange, the Company’s common stock may be deemed to be a “penny stock” subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses).

For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to sale. In addition, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. As a result, this rule may affect the ability of broker-dealers to sell the Company’s securities and may affect the ability of purchasers to sell any of the Company’s securities in the secondary market.

There can be no assurance that the Company’s common stock will qualify for exemption from the Penny Stock Rule. In any event, even if the Company’s common stock were exempt from the Penny Stock Rule, it would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock if the SEC finds that such a restriction would be in the public interest.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

The Company leases a 3,367 square foot office in the City of Industry in California that serves as its principal executive offices. The lease expires on February 15, 2013. Pursuant to the lease, the monthly rent for the fiscal years ended March 31, 2012 and 2013, is $9,454 and $9,832, respectively.

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

The Company also rents storage space (generally 3,000 square feet or less) for its satellite training center in Hong Kong. The space is leased for terms of two years. See Note 15 of the Notes to the Consolidated Financial Statements contained in Item 8 for information concerning the amounts the Company is required to pay pursuant to these leases.

The Company believes its properties are sufficient for its current operations.

ITEM 3. LEGAL PROCEEDINGS.

Except as otherwise disclosed herein, the Company does not know of any claims, pending or threatened against it which, in the opinion of the Company’s management, are likely to have a material and adverse effect on its business, financial condition or results of operations.

The Company’s controlled subsidiary, Excalibur International Marine Corporation, and its subsidiary, EFT Investment Co. Ltd, are involved in the following legal proceedings:

•	EFT Investment Co. Ltd. filed a lawsuit against Jiao Ren-Ho, former chairman of Excalibur, in the Taiwan Shihlin District Prosecutors office on February 12, 2010. EFT Investment Co. Ltd. alleges, among other things, that Jiao Ren-Ho committed the offences of capital forging, fraud, breach of trust, and document fabrication. On July 25, 2011, the attorney general of Shihlin District remanded the case to the district attorney for further investigation. The case is still pending.

•	EFT Investment Co. Ltd. filed a lawsuit against Chang Hui-Ying, Excalibur’s former accountant, in the Taiwan Shihlin District Prosecutors office in March 2010. The claims of EFT Investment Co. Ltd. against Chang Hui-Ying are based upon the audit of Excalibur’s financial statements by Chang Hui-Ying. EFT Investment Co. Ltd. alleges, among other things, that Chang Hui-Ying committed the offences of capital forging, fraud, breach of trust, and document fabrication. On July 25, 2011, the attorney general of Shihlin District remanded the case to the district attorney for further investigation. The case is still pending.
•	EFT Investment Co. Ltd. filed a lawsuit against Hsiao Zhong-Xing, former general manager of Excalibur, and Lu Zhuo-Jun, former vice general manager of Excalibur, collectively "Defendants" in the Taiwan Shihlin District Prosecutors office on October 1, 2010. EFT investment Co. Ltd. alleges, among other things, that Defendants committed the offences of capital forging, fraud, breach of trust, and document fabrication. On June 24, 2011, the district attorney of Shihlin District prosecuted both Hsiao Zhong-Xing and Lu Zhuo-Jun for the offences of capital forging, fraud, breach of trust and document fabrication. The case is still pending.
•	EFT Investment Co. Ltd. filed a civil lawsuit against Jiao Ren-Ho, Chang Hui-Ying, Hsiao Zhong-Xing, and Lu Zhuo-Jun, collectively “Defendants,” in the Taiwan Shihlin District court on February 12, 2010. EFT Investment Co. Ltd. alleges Defendants committed tortious acts, including but not limited to the offences of capital forging, fraud, breach of trust and document fabrication. The final resolution of this case is pending.
•	Marinteknik Shipbuilders (S) Pte Ltd., a Singapore company, filed a lawsuit against Excalibur in the Taiwan Taichung District Court on July 9, 2009 for unpaid service fees and out-of-pocket expenses of NTD8,050,832, equivalent to approximately $280,000. On August 20, 2009, the Taiwan Taipei district court froze Excalibur’s cash of $193,992 in response to the suit. The final resolution of this case is pending. However, a contingent liability for the restricted cash has been recorded.
•	On August 2, 2010, the Company commenced a legal proceeding against Marinteknik Shipbuilders Pte (S) Ltd. and three other persons in the High Court of the Republic of Singapore alleging fraud, misrepresentation, and deceit on the part of the defendants with respect to Excalibur’s purchase of the OceanLaLa. The Company claims that the wrongful actions of the defendants resulted in damages of $19,000,000 to the Company. All documents and supporting evidence has been submitted, and the case is awaiting disposition by the High Court of Singapore.
•	On August 18, 2010, Excalibur received a statement of claim, equivalent to a complaint in the US, that was filed in the Taichung District Court by Ezone Capital Co., Ltd. demanding approximately 2,000,000 Euros, equivalent to approximately $2,600,000, for the unpaid balance of the purchase price of the OceanLala (see Note 12). Excalibur has denied the claims of Ezone on the basis that the OceanLaLa was defective, unseaworthy, and not fit for its intended purpose. Excalibur has also filed a counterclaim against Ezone seeking a full refund of all amounts paid for the OceanLaLa, as well as reimbursement for amounts incurred in maintenance and repairs. The case proceeding has concluded and is awaiting disposition by the court.
•	On October 14, 2011, the Company initiated a complaint in the Superior Court of California, County of Los Angeles, for damages against Man Kwok So, former member of the Board of Directors and chief financial officer for allegations including, but not limited to, fraud, defamation, breach of fiduciary duty and conversion. The Company seeks compensatory damages in the amount of US$33,933.60 and full relinquishment of Mr. So’s 300,000 shares of EFT stock. The case is pending.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the over-the-counter Pink Sheets. The following chart shows the high and low bid prices as published by Pink OTC Markets for the periods shown below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Three Months Ended	Low Bid	High Bid

June 30, 2011	$0.25	$0.69
September 30, 2011	$0.25	$0.79
December 31, 2011	$0.06	$0.37
March 31, 2012	$0.10	$0.19

June 30, 2010	$1.90	$4.00
September 30, 2010	$2.20	$2.85
December 31, 2010	$0.40	$2.36
March 31, 2011	$0.58	$1.27

The holders of the Company’s common stock are entitled to one vote per share. The Company’s stockholders do not have preemptive rights to purchase, subscribe for, or otherwise acquire any shares of its common stock.

The Company did not pay any dividends during the two years ended March 31, 2012. The Company’s board of directors is not restricted from paying any dividends but is not obligated to declare a dividend. The Company currently intends to retain all future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends on common stock in the foreseeable future.

The Company’s Articles of Incorporation authorize its board of directors to issue up to 25,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow the Company’s directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of the Company’s common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by the Company’s management.

During the year ended March 31, 2012, the Company did not purchase any shares of its common stock from third parties in a private transaction or in the open market. During the year ended March 31, 2012, none of the Company’s officers or directors, or any of its principal shareholders, purchased any shares of its common stock on its behalf from third parties in a private transaction or as a result of purchases in the open market.

As of March 31, 2012, there were 5,116 record holders of the Company’s common stock.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the Company’s financial statements and the notes thereto and the other financial information appearing elsewhere in this Report. In addition to historical information, the following discussion contains certain forward-looking information. See “Forward Looking Statements” above for certain information concerning those forward-looking statements. The Company’s financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Overview

The Company is primarily an e-Business company designed around the “Business-to-Customer” concept, which means that the Company’s products are sold directly to customers through its web site. The Company’s “Business-to-Customer” model differs from the traditional “Business to Business” model where products are sold to distributors who then sell the products to ultimate customers. In addition, the Company has begun to diversify its offerings of products and services in the recent past, as discussed above in Item 1 “Business.”

The Company operates through its subsidiaries and, unless otherwise noted, any reference to its operations includes the operations of its subsidiaries.

Industry Wide Trends that are Relevant to the Company’s Business

The nutritional supplement and cosmetic e-business markets have and continue to become increasingly competitive and are rapidly evolving. Barriers to entry are minimal and current and new competitors can launch new websites at a relatively low cost. Many competitors in this area have greater financial, technical and marketing resources than the Company does. Continued advancement in technology and increasing access to that technology is paving the way for growth in direct marketing. The Company also faces competition for consumers from retailers, duty-free retailers, specialty stores, department stores and specialty and general merchandise catalogs, many of which have greater financial and marketing resources than the Company has. Notwithstanding the foregoing, the Company believes that it is well-positioned within the Asian consumer market with its current plan of supplying U.S. merchandise brands to consumers and that its exposure to both the Asian and American cultures gives it a competitive advantage. There can be no assurance that the Company will maintain its competitive edge or that the Company will continue to provide solely U.S.-made merchandise.

The Company’s products are sensitive to business and personal discretionary spending levels and tend to decline or grow more slowly during economic downturns, including downturns in any of the Company’s major markets. The current worldwide downturn is expected to adversely affect the Company’s sales and liquidity for the foreseeable future. Although the Company has mitigated decreases in sales by lowering its levels of inventory to preserve cash on hand, the Company does not know when the downturn will subside and when consumer spending will increase from its current depressed levels. Even if consumer spending increases, the Company is not sure when consumer spending will increase for its products, which will affect its liquidity.

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

In addition, the Company expects future operations to be affected by the 2By2’s marketing and distribution of EFT Phones, eZGT’s marketing of the travel program, and the Company’s water bottling operations.

Results of Operations

Comparison for the Years Ended March, 2012 and 2011

The following sets forth certain of the Company’s consolidated statements of operations information for the years ended March 31, 2012 and 2011.

(All amounts, other than percentages, in thousands of U.S. dollars)

	YEAR ENDED 3/31/12	YEAR ENDED 3/31/11
Item	In Thousands	In Thousands	Amount of Change	% of Change
Sales revenues, net	$13,536	$9,277	$4,259	46%
Shipping charges	1,817	3,580	(1,763)	-49%
Cost of goods sold	2,412	6,161	(3,749)	-61%
Shipping costs	1,154	1,874	(720)	-38%
Operating costs – Excalibur	1,105	2,633	(1,528)	-58%
Gross profit	10,683	2,345	8,338	355%
Selling, general and administrative expenses	8,070	7,381	689	9%
Impairment of transportation equipment	-	5,400	(5,400)	-100%
Impairment of investment	-	5,000	(5,000)	-100%
Impairment of loan receivables	-	1,567	(1,567)	-100%
Marketing expenses	224	1,525	(1,301)	-85%
Royalty expenses	942	2,001	(1,059)	-53%
Interest income	569	1,023	(454)	-44%
Gain on disposal of held-to-maturity securities	-	244	(244)	-100%
Foreign exchange loss	(312)	(4)	308	7,700%
Other (losses)/recovery	45	(640)	685	-107%
Net income/(loss) attributable to EFT Holdings, Inc.	3,587	(15,409)	18,996	-123%

Sales revenue, net

The Company increased the cost to become an Affiliate from $300 to $600 effective April 2011. As a result, sales demand has dropped from $51.7 million to $12 million. Even with prior period undelivered orders of $11.5 million recognized in this period, sales of products still dropped significantly from $34,056,109 to $18,346,060. In addition, due to a change to the EFT phone plan from December 2010, subscription and distribution of the EFT phone has dropped considerably from $2,660,935 to $384,577. The Company ceased operating its reverse auction program on April 30, 2011, causing auction income to decrease from $3,092,128 for the year ended March 31, 2011 to $116,067 for the year ended March 31, 2012.

A significant drop in sales orders by $39.7 million caused commission expense to decrease to $5,367,608 for the year ended March 31, 2012 from $30,531,820 for the year ended March 31, 2011. Timing differences on the recognition of sales revenue and commission expense caused the Company’s net revenue to increase to $13,536,120 for the year ended March 31, 2012 from $9,277,352 for the year ended March 31, 2011, despite much lower sales demand in the year ended March 31, 2012.

Shipping charges

Shipping charges decreased to $1,817,490 for the year ended March 31, 2012 from $3,579,905 for the year ended March 31, 2011 mainly due to a $17 million reduction in gross sales.

Cost of goods sold

Cost of goods sold decreased to $2,411,971 for the year ended March 31, 2012 from $6,161,273 for the year ended March 31, 2011 mainly due to a decrease in gross sales. Cost of goods sold consists of merchandise purchased from vendors and tour cost for travel program. Gross sales of EFT phone declined significantly by 86% from $2,660,935 to $384,577, similarly cost of sales of EFT phones declined by 86% from $1,281,054 to $183,854. Cost of goods sold as a percentage of gross sales of personal care products decreased slightly by 1% to 12% for the year ended March 31, 2012 from 13% for the year ended March 31, 2011. Personal care products’ gross sales decreased by 50% from $37,148,237 to $18,462,127, and product cost of sales declined further by 56% from $4,880,219 to $2,131,812.

Shipping costs

Shipping costs consist of freight charges from the U.S. warehouse and/or vendors to the Company’s logistic facility in China. Shipping costs decreased to $1,154,624 for the year ended March 31, 2012 from $1,873,867 for the year ended March 31, 2011. The decline in shipping costs is directly related to the reduced sales during the current fiscal year.

Operating cost – Excalibur

As a result of the damage to the OceanLaLa, the vessel has temporarily been taken out of service. The Company currently keeps four crew members on the vessel and incurred significantly lower maintenance cost during the year ended March 31, 2012, as compared to the prior fiscal year during which fourteen crew members were employed.

Gross profits

Gross profit increased to $10,683,240 for the year ended March 31, 2012 compared to $2,345,470 for the year ended March 31, 2011. Gross profit, as a percentage of total revenue, was 70% during fiscal 2012 compared with 18% during the year ended March 31, 2011. The increase in gross profit was due to a decrease in gross sales of $20.9 million, offset by a $25.2 million decrease in commission expense incurred due to the significant decrease in sales orders during the current fiscal year and a $1.5 million reduction in operating cost of Excalibur.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $8,070,178 for the year ended March 31, 2012 compared to $7,380,727 for the year ended March 31, 2011 mainly due an to increase in legal fees associated with legal cases involving Excalibur and EFT Investment Ltd. Legal fees increased to $1,714,395 for the year ended March 31, 2012, compared to $403,916 for the year ended March 31, 2011.

Impairment of transportation equipment

The Company did not record an impairment of transportation equipment for the year ended March 31, 2012. The Company recorded a $5,400,000 impairment for transportation equipment for the year ended March 31, 2011. No further impairment of transportation equipment was recognized as the net book value of the vessel did not exceed its market value as of March 31, 2012.

Impairment of investment

The Company used $5 million of its excess cash to invest in a convertible note receivable bearing 8% interest in July 2010. On March 12, 2011, the note was converted into 10,593,220 shares of CTX Virtual Technologies, Inc. and an equal number of warrants to acquire one share of CTX common stock.

The common stock of CTX is quoted on the Pink OTC market. Because of the lack of a sufficiently active market, the Company does not believe that quoted market prices for CTX’s common stock are a reliable indicator of fair value. Despite repeated inquiries and requests to CTX for current financial information that would allow the Company to assess the recoverability of its investment, the Company has not been able to obtain any information to enable it to assess the fair value of this investment. Accordingly, the Company’s management concluded that it would be prudent to conclude, in the absence of persuasive evidence to the contrary, that the investment should be considered impaired and therefore the Company has recorded an impairment loss of $5 million during the year ended March 31, 2011.

Impairment of loan receivable

On July 25, 2008, the Company loaned $1,567,000 to Yeuh-Chi Liu, a vendor to the Company. The proceeds of the loan were used by Yeuh-Chi Liu to acquire a 3.97% interest in Excalibur, which was pledged as collateral for the loan. Because the collateral is a 3.97% equity interest in Excalibur, which has net liabilities, the Company does not believe that the collateral has value. The management determined during the year ended March 31, 2011 that the related party, to whom the Company made the loan, would not be able to repay the loan.

Marketing expenses

Marketing expenses decreased to $223,874 for the year ended March 31, 2012 compared to $1,524,866 for the year ended March 31, 2011 mainly due to a decrease in commissions paid out during the year, and the expiration of a consultancy agreement on December 31, 2011. On January 1, 2009, EFT International Limited, a wholly-owned subsidiary of the Company, entered into a contract with ZR Public Relation Consultant Ltd. (the “Consultant”), which provides public relations consulting services in Asia. In consideration of the services rendered by the Consultant, EFT International Limited paid 5% of total commission payout for each fiscal year during the contract period. The consultancy contract expired on December 31, 2011, and was not renewed.

Royalty expenses

Royalty payable to EFT Assets was equal to a percentage of the Company’s gross sales based on certain threshold criteria. Royalty expense decreased to $942,336 for the year ended March 31, 2012 compared to $2,001,681 for the year ended March 31, 2011 mainly due to a decrease in gross sales during the year.

Interest income

Interest income decreased to $569,448 for the year ended March 31, 2012 compared to $1,022,556 for the year ended March 31, 2011. Interest income decreased due to a decrease of $6 million in investments in corporate bonds during the year ended March 31, 2012.

Foreign exchange loss

Foreign exchange loss increased to $312,215 for the year ended March 31, 2012 compared to a loss of $3,675 for the year ended March 31, 2011. Foreign exchange loss increased because of fluctuations in foreign exchange rates.

Other losses

Other losses represents a loss resulting from a security breach in the Members area of the Company’s website, during which an Affiliate was able to access the system in a manner that enabled them to alter the way the system’s automated transactions functioned and create unauthorized, fraudulent transactions within the system. Some of the losses were recovered during the year ended March 31, 2012 as some money was returned by some Affiliates involved in the security breach.

Capital Resources and Liquidity

The following table shows the Company’s sources and (uses) of its cash for the two years ended March 31, 2012.

	Year Ended March 31,
	2012	2011
Net cash provided by/(used in) operating activities	$(8,643,627)	$4,547,136
Net cash used in investing activities	(14,033,542)	(7,180,044)
Net cash used in financing activities	-	-
Effect of exchange rate changes on cash	218,481	3,604
Net decrease in cash	$(22,458,688)	$(2,629,304)

The cash and cash equivalents and securities available for sale are the Company’s primary sources of liquidity. The Company believes its existing cash and cash equivalents will be sufficient to maintain its operations at the present level for at least twelve months.

Operating activities:

During the year ended March 31, 2012, the Company had net income of $2,037,167, yet its operating activities used $8,643,627 in cash. The primary reason that the Company’s operating activities used cash, despite having net income, was that during the year, it paid outstanding liabilities of $3,342,998, which required the use of cash but were not expensed in the Company’s statement of operations. During this period, the Company also recorded $7,891,281 of revenue which was previously recorded as unearned revenue, and thus the cash for these sales was received in prior periods.

During the year ended March 31, 2011, the Company recorded a loss of $19,756,880, yet generated $4,547,136 from its operating activities. The primary reason that the Company generated cash from its operating activities while suffering an operating loss was due to the recording of impairment losses of approximately $6,967,000 associated with the Company’s investment in Excalibur, impairment of $5,000,000 associated with its investment in CTX, and depreciation of $1,255,415, which did not require the use of cash. In addition to the non-cash losses referred to above, the Company’s Affiliates’ commission payable increased by $1,966,445, and the Company also recorded approximately $8,654,107 of unearned revenue for cash that was received in the current period, but such revenue can only be recognized when goods are delivered to Affiliates in future periods.

Investing activities:

Net cash used in investing activities for the year ended March 31, 2012 was $14,033,542, primarily attributable to the Company’s investment in property in progress of $20,779,249, the purchase of $1,037,208 of available for sale securities and $252,245 of capital expenditures of property, plant and equipment, partially offset by proceeds from corporate bond sales of $8,035,160.

Net cash used in investing activities for the year ended March 31, 2011 was $7,180,044, primarily attributable to the Company’s investment in CTX of $5,000,000, the purchase of $10,915,397 of available for sale securities and $470,297 of capital expenditures on construction in progress and leasehold improvements, partially offset by proceeds from corporate bonds and securities available for sale of $8,705,650 and the redemption of corporate bonds for $500,000.

Financing activities:

The Company did not use or receive any cash from financing activities during the year ended March 31, 2012 and 2011.

The Company believes that its current available working capital will be sufficient to meet operational needs and capital expenditure needs over the next twelve months. The Company’s future capital requirements will depend on many factors, including its organic sales growth rate and the timing and extent of its business expansion, including marketing, products and services introduction.

Material changes in the Company’s balance sheet items between March 31, 2012 and March 31, 2011 are discussed below:

Cash and Cash Equivalents

Cash decreased to $4,346,517 for the year ended March 31, 2012 compared to $26,805,205 for the year ended March 31, 2011 due to the Company using $20.8 million of its excess cash to invest in an investment property project in Taiwan during the year.

Securities Available for Sale

Securities available for sale decreased to $10,082,372 for the year ended March 31, 2012 compared to $16,773,970 for the year ended March 31, 2011 as the Company liquidated a portion of its securities available for sale as settlement of certain intercompany loans and to fund operations.

Inventories

Inventory increased to $3,348,416 for the year ended March 31, 2012 compared to $2,488,068 for the year ended March 31, 2011 because of lower than expected sales.

Property and Equipment

Property and equipment decreased to $7,824,241 for the year ended March 31, 2012 compared to $8,722,774 for the year ended March 31, 2011 because of higher depreciation expense during the current period.

Investment in developments in progress

The Company’s wholly-owned subsidiary, EFT Investment Co. Ltd, entered into two tri-party agreements with the seller of the office building to replace the original contract signed by Mr. Jack Qin as agent on May 31, 2011 to purchase an office building, located in Taipei Taiwan, which is under construction and will be completed by the end of 2013. As of March 31, 2012, deposits approximating $20.8 million have been made to the sellers.

Accounts Payable

Accounts payable increased to $2,289,648 for the year ended March 31, 2012 compared to $1,962,119 for the year ended March 31, 2011 because $942,336 of royalty expenses were not paid by year end.

Commission Payable

Commission payable decreased to $4,351,420 for the year ended March 31, 2012 compared to $8,346,853 for the year ended March 31, 2011 due to lower commissions earned by Affiliates this year compared to last year.

Unearned Revenue

Unearned revenue decreased to $3,436,506 for the year ended March 31, 2012 compared to $11,327,787 for the year ended March 31, 2011. A temporary delay in deliveries of product to Affiliates resulted in higher unearned revenues last year. The unearned revenue from last year revenue was recognized when goods were delivered to Affiliates in the current period and reduced unearned revenue by same amount.

Non-controlling interest

This item represents the interest in Excalibur and Digital owned by others. Non-controlling interest liabilities increased because both Excalibur and Digital recorded losses during the year.

Between January and August 2008, the Company sold 14,890,040 Units to non-U.S. residents at a price of $3.80 per Unit. The Units were sold pursuant to the exemption provided by Regulation S under the Securities Act of 1933. Each Unit consisted of one share of the Company’s common stock and one warrant. Each warrant allowed the holder to purchase one share of the Company’s common stock at a price of $3.80 per share at any time prior to November 30, 2010. On September 2, 2010, the Company extended the expiration date of the warrants to November 30, 2011. The warrants expired on November 30, 2011 without further extension.

The Company received $52,848,489 proceeds from the private placement. The Company used $19,193,000 from the sale of the Units to purchase its 48.81% interest in Excalibur International Marine Corporation.

Yeuh-Chi Liu, a supplier of the Company’s spray bottles, borrowed $1,567,000 from it in July 2008. The loan is non-interest bearing and is payable upon demand. The loan was used by Yeuh-Chi Liu to acquire a 3.97% ownership of Excalibur International Marine Corporation and is secured by that interest. The Company provided a full allowance for impairment in the amount of $1,567,000 against the demand loan during the year ended March 31, 2011. The Company has not yet enforced its interest in the collateral.

Since July 2008, the Company has made loans to Excalibur International Marine Corporation. The loans were primarily used by Excalibur to acquire its ship, the OceanLaLa, and to fund operating costs. As of March 31, 2012 the Company had the following outstanding loans to Excalibur. Because the Company consolidates Excalibur, these loans are not included in its consolidated financial statements.

Principal Amount	Interest Rate	Due Date
$1,564,717	0%	Due on demand
$100,000	8%	July 28, 2012
$100,000	8%	August 20, 2012
$250,000	8%	September 1, 2012
$70,000	8%	October 11, 2012
$200,000	8%	October 12, 2012
$1,110,000	8%	November 13, 2012
$47,000	8%	November 17, 2012
$90,000	8%	November 24, 2012
$2,500,000	8%	November 25, 2012
$60,000	8%	December 15, 2012
$51,600	8%	December 23, 2012
$330,000	8%	January 5, 2013
$100,000	8%	January 7, 2013
$75,000	8%	January 20, 2013
$100,000	8%	January 25, 2013
$120,000	8%	February 1, 2013
$160,000	8%	February 11, 2013
$250,000	8%	February 18, 2013
$45,000	8%	February 28, 2013
$140,000	8%	March 10, 2013
$17,000	8%	March 18, 2013
$130,000	8%	April 3, 2013
$65,000	8%	April 13, 2013
$512,000	8%	April 30, 2013
$70,000	8%	May 19, 2013
$260,000	8%	June 5, 2013
$150,000	8%	June 28, 2013
$462,000	8%	July 6, 2013
$9,129,317

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

Since February 2010, the Company has started to buy securities available for sale to earn interest, and has invested $10 million in such securities at March 31, 2012.

From May 2011, the Company started to invest in a real estate project in Taiwan. As of March 31, 2012, payment of NTD600 million, approximately $20.8 million, has been made to the property developers.

The unused cash and cash equivalents of $4.3 million at March 31, 2012 will be used in the Company’s daily operations. The Company has no unused lines of credit or other borrowing facilities and believes that its ongoing operations generate sufficient cash to meet its liquidity requirements.

Commitments for Capital Expenditures

Unless otherwise disclosed herein, the Company does not have any commitments for any material capital expenditures. The Company does not have any commitments or arrangements from any person to provide it with any additional capital.

Except as disclosed in Item 1A or this Item 7, the Company does not know of any trends or demands that affected, or are reasonably likely to affect, its capital resources or liquidity.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on its financial condition.

Significant Accounting Policies/Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements contained in Item 8 for a description of the Company’s significant accounting policies and recent accounting pronouncements which have, or potentially may have, a material impact on its financial statements.

Critical Accounting Policies and Estimates

The Company’s financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. The Company believes that the following are some of the more critical judgment areas in the application of its accounting policies that currently affect its financial condition and results of operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, and certificates of deposit. The Company maintains its accounts in various banks. Cash on deposit with several banks exceed the federally insured limit.

Inventories

Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market. Inventory consists of nutritional, personal care, automotive additive, environmentally safe products, portable drinking containers, EFT-Phone and E-pad. The Company has two warehouses, one in City of Industry, CA and the other in Kowloon, Hong Kong. The Company also consigned some of its inventories to two logistic service providers in China. On a quarterly basis, the Company’s management reviews inventory levels in each country for estimated obsolescence or unmarketable items, as compared with future demand requirements and the shelf life of the various products. Based on this review, the Company records inventory write-downs when costs exceed expected net realizable value. Historically, the Company’s estimates of obsolete or unmarketable items have been insignificant.

Revenue/Unearned Revenue

The Company’s revenue recognition policy is in accordance with the requirements of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, (“SAB104”), ASC Topic 605, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) and other applicable revenue recognition guidance and interpretations. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Transportation income is generated from transporting passengers and cargo and is recognized at the time when passengers and cargo are conveyed to the destination port. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Commissions paid to the Company’s Affiliates are considered to be a reduction of the selling prices of its products, and are recorded as a reduction of revenue.

Unearned Revenues consist of cash received in advance for goods to be delivered at a future date. The Company records the payments received from customers as a liability until the products are delivered. Sales are recorded when the products are delivered.

The Company has developed a reverse auction program for the purpose of increasing revenues by attracting new members to join its Affiliate program. In a reverse auction the objective is to bid the price of a product down within a predetermined time frame unlike an ordinary auction, also known as a forward auction, where bidders bid the price up and the highest bidder wins the right to buy the product at the conclusion of bidding. The reverse auction program was beta-tested and introduced to all Affiliates in June 2009. All the bidders acknowledge that they have read and understand the Terms and Conditions before they can participate in the program. The bidders must purchase bids in advance before entering the reverse auction program and these purchased bids are non-refundable. Every bid has a fixed price of $1 and the Company only recognizes revenue when a bidder places a bid on an auction product. The reverse auction program ceased operation on April 30, 2011. The reverse auction program generated $116,067 and $3,092,128, respectively, in sales revenue during the two years ended March 31, 2012.

The Company through 2by2 introduced reward programs to its Affiliates in December 2010. For example, upon joining a $3,000 program, each Affiliate must pay $3,000 as a non-refundable deposit. When the Affiliate sponsored one new Affiliate, the Company will reward him with a $1,500 instant sponsor bonus. When the first Affiliate sponsored at least two new Affiliates, and those two new Affiliates each also sponsor two new Affiliates, the first Affiliate completed his first cycle of the program. The Company will reward him with an additional $1,500 bonus, and deliver him an EFT-phone and an e-pad for the cost of $1. The refundable deposit is recorded as unearned revenue, and the Company only recognizes revenue once the EFT phone has been delivered to the Affiliate.

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. The Company’s operations in China, Hong Kong and Taiwan use their local currencies as their functional currency. The financial statements of the Company’s subsidiaries are translated into U.S. Dollars, “USD,” in accordance with ASC Topic 830, Foreign Currency Translation. According to ASC Topic 830, all assets and liabilities are translated at the year-end current exchange rate, stockholders’ equity items are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, Reporting Comprehensive Income as a Component of Stockholders’ Equity. Foreign exchange transaction gains and losses are reflected in the income statement.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating losses and tax credit carry-forwards. Management must make assumptions, judgments and estimates to determine the current provision for income taxes and the deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Management’s judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, management’s interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or management’s interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts recorded for income taxes in the Company’s financial statements. Management’s assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income, such as income from operations. Actual operating results and the underlying amount and category of income in future years could render management’s current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause the Company’s actual income tax obligations to differ from the estimates, thus materially impacting its financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Supplementary data is included in Item 6 of this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

EFT Holdings, Inc.

City of Industry, California

We have audited the accompanying consolidated balance sheets of EFT Holdings, Inc. (the Company) and subsidiaries as of March 31, 2012 and 2011, and the related consolidated statements of operations, changes in equity, and cash flows for the years ended March 31, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EFT Holdings, Inc. as of March 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended March 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

July 30, 2012

EFT HOLDINGS, INC.

Consolidated Balance Sheets

	March 31, 2012	March 31, 2011

ASSETS
Current assets
Cash and cash equivalents	$4,346,517	$26,805,205
Securities available for sale	10,082,372	16,773,970
Inventories	3,348,416	2,488,068
Prepaid expenses	330,778	554,570
Other receivables	364,512	425,558
Total current assets	18,472,595	47,047,371

Restricted cash	193,992	193,992
Property and equipment, net	7,824,241	8,722,774
Investment in developments in progress	20,779,249	-
Security deposit	435,804	527,930
Total assets	$47,705,881	$56,492,067
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$2,289,648	$1,962,119
Commission payable	4,351,420	8,346,853
Other liabilities	637,141	304,029
Unearned revenues	3,436,506	11,327,787
Due to related parties	46,083	47,995
Total current liabilities	10,760,798	21,988,783

Contingent liabilities	2,597,403	2,703,409
Total liabilities	13,358,201	24,692,192

Equity
EFT Holdings, Inc. stockholders' equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value, 4,975,000,000 shares authorized, 75,983,201 shares issued and outstanding at March 31, 2012 and 2011	760	760
Additional paid in capital	52,854,891	52,854,891
Retained deficit	(15,771,169)	(19,358,694)
Accumulated other comprehensive income	708,431	462,790
Total EFT Holdings, Inc. stockholders' equity	37,792,913	33,959,747
Non-controlling interests	(3,445,233)	(2,159,872)
Total equity	34,347,680	31,799,875

Total liabilities and equity	$47,705,881	$56,492,067

The accompanying notes are an integral part of these audited consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Operations

	Year Ended
	March 31, 2012	March 31, 2011

Sales revenues, net	$13,536,120	$9,277,352
Shipping charges	1,817,490	3,579,905
Transportation income - Excalibur	1,011	156,223
	15,354,621	13,013,480
Cost of goods sold	2,411,971	6,161,273
Shipping costs	1,154,624	1,873,867
Operating costs – Excalibur	1,104,786	2,632,870
	4,671,381	10,668,010
Gross profit	10,683,240	2,345,470
Operating expenses:
Selling, general and administrative expenses	8,070,178	7,380,727
Impairment of transportation equipment	-	5,400,000
Impairment of investment	-	5,000,000
Impairment of goodwill	-	-
Impairment of loan receivable	-	1,567,000
Marketing expenses	223,874	1,524,866
Royalty expenses	942,336	2,001,681
Total operating expenses	9,236,388	22,874,274
Net operating income/(loss)	1,446,852	(20,528,804)

Other income/(expense)
Interest income	569,448	1,022,556
Interest expense	(3,735)	-
Gain on disposal of held-to-maturity securities	-	243,855
Gain on disposal of available for sale securities	105,390	119,919
Dividend income	55,044	41,119
Foreign exchange loss	(312,215)	(3,675)
Other (losses)/recovery	44,576	(640,193)
Other income	74,425	57,543
Total other income	532,933	841,124

Net income/(loss) before income taxes and non-controlling interest	1,979,785	(19,687,680)
Income taxes benefit/(expense)	57,382	(69,200)
Net income/(loss)	2,037,167	(19,756,880)
Non-controlling interests	1,550,358	4,347,704
Net income/(loss) attributable to EFT Holdings, Inc.	$3,587,525	$(15,409,176)
Net income/(loss) per common share
Basic and diluted	$0.05	$(0.20)
Weighted average common shares outstanding
Basic and diluted	75,983,201	75,983,203

The accompanying notes are an integral part of these audited consolidated financial statements

EFT HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

					Accumulated
			Additional	Retained	Other		Total
	Common Stock		Paid-In	Earnings	Comprehensive	Non-Controlling	Stockholders'
	Shares	Amount	Capital	(Deficits)	Income(Loss)	Interests	Equity

BALANCE, MARCH 31, 2010	75,983,205	$760	$52,854,891	$(3,949,518)	$126,469	$2,559,516	$51,592,118
Retirement of common stock	(4)	-	-	-	-	-	-
Comprehensive income:
Net loss	-	-	-	(15,409,176)	-	(4,347,704)	(19,756,880)
Unrealized gain on securities available for sale	-	-	-	-	206,198	-	206,198
Foreign currency translation adjustment	-	-	-	-	130,123	(371,684)	(241,561)
Total comprehensive income	-	-	-	-	-	-	(19,792,243)

BALANCE, MARCH 31, 2011	75,983,201	$760	$52,854,891	$(19,358,694)	$462,790	$(2,159,872)	$31,799,875
Comprehensive income:
Net income/(loss)	-	-	-	3,587,525	-	(1,550,358)	2,037,167
Unrealized gain on securities available for sale	-	-	-	-	200,964	-	200,964
Foreign currency translation adjustment	-	-	-	-	44,677	264,997	309,674
Total comprehensive income	-	-	-	-	-	-	2,547,805

BALANCE, MARCH 31, 2012	75,983,201	$760	$52,854,891	$(15,771,169)	$708,431	$(3,445,233)	$34,347,680

The accompanying notes are an integral part of these audited consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Year Ended
	March 31, 2012	March 31, 2011

Cash flows from operating activities:
Net income/(loss)	$2,037,167	$(19,756,880)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	1,150,760	1,255,415
Bond premium amortization	-	9,625
Gain from securities available for sale	(105,390)	(119,919)
Gain from held-to-maturity securities	-	(243,855)
Impairment of investment	-	5,000,000
Impairment of loan receivable	-	1,567,000
Impairment of transportation equipment	-	5,400,000
Changes in operating assets and liabilities:
Inventories	(860,349)	483,646
Prepaid expenses and other receivables	368,464	228,801
Accounts payable	381,108	520,964
Commission payable	(3,995,433)	1,966,445
Other liabilities	271,327	(418,213)
Unearned revenues	(7,891,281)	8,654,107
Net cash provided by/(used in) operating activities	(8,643,627)	4,547,136

Cash flows from investing activities:
Investments	-	(5,000,000)
Investment in development in progress	(20,779,249)	-
Additions to fixed assets	(252,245)	(470,297)
Advancement to related party	-	(33,000)
Refund by related party	-	33,000
Proceeds from redemption of corporate bonds	-	500,000
Proceeds from corporate bonds	-	4,497,395
Purchase of securities available for sale	(1,037,208)	(10,915,397)
Proceeds from securities available for sale	8,035,160	4,208,255
Net cash used in investing activities	(14,033,542)	(7,180,044)

Cash flows from financing activities:
Restricted cash	-	-
Net cash provided by/(used in) financing activities	-	-
Effect of exchange rate changes on cash	218,481	3,604
Net decrease in cash	(22,458,688)	(2,629,304)
Cash, beginning of period	26,805,205	29,434,509
Cash, end of period	$4,346,517	$26,805,205

Supplemental disclosures of cash flow information:
Income taxes paid in cash	$2,736	$145,939
Interest paid in cash	$3,735	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

EFT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - ORGANIZATION

EFT Holdings, Inc., “EFT Holdings” or the “Company,” formerly EFT Biotech Holdings, Inc., was incorporated in the State of Nevada on March 19, 1992.

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

On July 25, 2008, the Company loaned $1,567,000 to Yeuh-Chi Liu, a vendor to the Company. The proceeds of the loan were used by Yeuh-Chi Liu to acquire a 3.97% interest in Excalibur International Marine Corporation, “Excalibur,” which was offered as collateral for the loan. The Company does not expect that this loan will be repaid and the loan was written off as of December 31, 2010. The Company has not yet enforced its interest in the collateral. Yeuh-Chi Liu has served as a member of the board of directors of Excalibur since July 23, 2008. On October 25, 2008, EFT Investment Co. Ltd, “EFT Investment,” a subsidiary of the Company, acquired 48.81% of Excalibur’s capital stock. Due to this combined ownership and the substantial financial support EFT Investment has provided to Excalibur to fund its operations and other factors, EFT Investment is deemed to have a controlling interest in Excalibur as defined by Accounting Standards Codification, “ASC,” Topic 810, Consolidation, which requires the Company to consolidate the financial statements of Excalibur.

Historically, Taiwan Vessel Law set forth certain Taiwan shareholding requirements for companies owning ships registered in Taiwan. For example, a limited liability company owning a ship registered in Taiwan, not operating international liners, like Excalibur, was required to have at least 2/3 of its capital stock owned by Taiwanese citizens. However, violation of this requirement did not subject the Company to fines and/or other penalties. The Vessel Law was amended in December 2010, and after the amendment, no more than 50% of the capital stock of limited liability companies owning ships registered in Taiwan, like Excalibur, can be owned by non-Taiwanese citizens. Therefore, the Company’s ownership in Excalibur is no longer required to be reduced to 33%, and the Company’s ownership of 48.81% of the capital stock of Excalibur is in compliance with applicable law in Taiwan.

In February 2010 the Company assigned the worldwide distribution and servicing rights to a product known as the “EFT-Phone” to Digital Development Partners, “Digital,” a previously unrelated company, in exchange for 79,265,000 shares of Digital’s common stock. The shares acquired represent approximately 92% of Digital’s outstanding common stock.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reclassification

Certain amounts have been reclassified to conform with the current period presentation. The amounts reclassified did not have an effect on the Company’s results of operations or stockholders’ equity.

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

Inventories

Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market. Inventory consists of nutritional, personal care, automotive additive, environmentally safe products, portable drinking containers, EFT-Phone and E-pad. The Company has two warehouses, one in City of Industry, CA and the other in Kowloon, Hong Kong. The Company also consigned some of its inventories to two logistic service providers in China. On a quarterly basis, the Company’s management reviews inventory levels in each country for estimated obsolescence or unmarketable items, as compared with future demand requirements and the shelf life of the various products. Based on this review, the Company records inventory write-downs when costs exceed expected net realizable value. Historically, the Company’s estimates of obsolete or unmarketable items have been insignificant.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and improvements are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

Machinery and equipment	3-8 years
Computers and office equipment	3-5 years
Automobiles	5 years
Leasehold improvements	5 years
Transportation equipment	12 years

For the two years ended March 31, 2012, depreciation expenses were $1,150,760 and $1,255,415 respectively.

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC Topic 360. ASC Topic 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. For the year ended March 31, 2011, the Company recorded an impairment loss of $5,400,000 on the transportation equipment of Excalibur because the net book value of the equipment has exceeded its market value. No impairment loss was recorded for the year ended March 31, 2012 because the net book value of the equipment was below its market value.

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

Stock Issued to Officers or Employees

During the two years ended March 31, 2012, the Company did not issue any stock options or warrants to its officers or employees nor were there any outstanding warrants or options held by officers or employees as of March 31, 2012.

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

Once the reverse auction for a particular product begins, participants can, through a designated website, enter a bid for the product. Each $1.00 bid lowers the price of the product by $0.01. At the conclusion of the auction, the person who entered the last bid is entitled to buy the product at the price as reduced by the auction process. The Company only recognizes revenue for the price a bidder pays to purchase relevant bids when the bidder places such bids on an auction product. The reverse auction program ceased operation on April 30, 2011. For the year ended March 31, 2012 and 2011, the reverse auction program generated revenues of $116,067 and $3,092,128 respectively.

The Company through 2by2 introduced reward programs to its Affiliates in December 2010. For example, upon joining a $3,000 program, each Affiliate must pay $3,000 as non-refundable deposit. When the Affiliate sponsored one new Affiliate, the Company will reward him with a $1,500 instant sponsor bonus. When the first Affiliate sponsored at least two new Affiliates, and those two new Affiliates each also sponsor two new Affiliates, the first Affiliate completed his first cycle of the program. The Company will reward him with an additional $1,500 bonus, and deliver him an EFT-phone and an e-pad with the cost of $1. The refundable deposit is recorded as unearned revenue, and the Company only recognizes revenue upon the EFT phone being delivered to the Affiliate.

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

As of March 31, 2012, the Company’s estimated warranty expense was as follows:

Products sold for
0-2 months	2% of cost
3-4 months	1.5% of cost
5-6 months	1% of cost

Shipping Costs

The Company’s shipping costs are included in cost of sales for all periods presented.

Marketing Expenses

On January 1, 2009, EFT International Limited, a wholly-owned subsidiary of EFT Holdings, Inc., entered into a contract with ZR Public Relation Consultant Ltd., the “Consultant,” which provides public relations consulting services in Asia. In consideration of the services rendered by the Consultant, EFT International Limited pays 5% of total commission payout for each fiscal year. For the two years ended March 31, 2012, consultant expense for EFT International Limited was $223,874 and $1,524,866 respectively.

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

The following table shows the weighted-average number of potentially dilutive shares excluded, since they were anti-dilutive, from the diluted net income per share calculation for the two years ended March 31, 2012:

	Year Ended March 31,
	2012	2011

Weighted average warrants outstanding	-	14,890,040
Total	-	14,890,040

Historical Numerator:
Net income (loss) attributable to EFT Holdings, Inc.	$3,587,525	$(15,409,176)

Denominator:
Weighted-average shares used for basic and diluted net income per share	75,983,201	75,983,203
Basic and diluted net income (loss) per share	$0.05	$(0.20)

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

The Company’s business is classified by management into three reportable business segments: online, transportation and beverage. These reportable segments are three distinct businesses, each with a different customer base, marketing strategy and management structure. The online business reportable segment is an aggregation of the Company’s online operating segments, which are organized to sell the Company’s products to Affiliates through its websites. The online business reportable segment derives revenue from the sales of nutritional products, personal care products, EFT-phones and access fee to its network platform. The transportation business reportable segment derives revenue from transport passengers and cargo between Taiwan and Mainland China through the Taiwan Strait. The beverage business reportable segment derives revenue and expense from the bottled water factory in Mainland China. Substantially all of the Company’s revenue is generated from Mainland China.

Recent accounting pronouncements

In December 2011, the FASB issued amendments to ASC Topic 220 “Comprehensive Income.” The amendments supersede certain pending paragraphs in Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to defer the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in Accounting Standards Update No. 2011-05. The amendments are being made to allow the board of directors time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in Update 2011-05 are not affected by these amendments, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. This topic is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has adopted amendments to ASC 820 during the year ended March 31, 2012.

In December 2011, the FASB issued the amendment to ASC Topic 210, “Balance Sheet.” The amendments provide enhanced disclosures that will enable users of financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of the amendments. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. This topic will be effective retrospectively for all comparative periods presented for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The Company has adopted amendments to ASC 820 during the year ended March 31, 2012.

In June 2011, the FASB issued ASU 2011-05, an amendment to ASC Topic 220, “Comprehensive Income,” which provides the entity has the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This topic will be effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011 for public entities, and early adoption is permitted. Other than a change in presentation, the implementation of this accounting pronouncement is not expected to have a material impact on the Company’s financial statements when implemented.

In May 2011, the FASB issued ASU 2011-04, an amendment to ASC Topic 820 “Fair Value Measurement,” which provides for common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify the FASB’s intent about the application of the existing fair value measurement requirement, including: (1) specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or liabilities; (2) requirements specific to measuring the fair value of instruments classified in a reporting entity’s shareholders’ equity, such as equity interest issued as consideration in a business combination; and (3) clarifying that a reporting entity should disclose quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy.

Other amendments change particular principles or requirements for measuring fair value or for disclosing information about fair value measurements, including: (1) permitting an exception to the requirements in Topic 820 for measuring fair value when a reporting entity manages its financial instruments on the basis of its net exposure, rather than its gross exposure, to those risks; (2) clarifying that the application of premiums and discount in a fair value measurement is related to the unit of account for the asset or liability being measured at fair value; and (3) requiring additional disclosures about fair value measurements. This topic will be effective for periods beginning after December 15, 2011, and early adoption is not permitted. The Company has adopted amendments to ASC 820 during the year ended March 31, 2012.

There are no other new accounting pronouncements adopted or enacted during the year ended March 31, 2012 that had, or are expected to have, a material impact on the Company’s financial statements.

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

As discussed in Note 9, the Company’s investment in CTX Virtual Technologies has been valued at fair value, on a non-recurring basis, using Level 3 – unobservable inputs, to reflect the Company’s assessment of its inability to recover its investment in the foreseeable future. Accordingly, on a non-recurring basis, using Level 3 – unobservable inputs, the Company recorded an impairment loss of $5.0 million during the year ended March 31, 2011.

As discussed in Note 8, the Company’s investment in the transportation equipment of Excalibur has been valued at fair value, on a non-recurring basis, using Level 3 – unobservable inputs, to reflect management’s estimate that the net book value of the transportation equipment owned by Excalibur exceeded its market value. Accordingly, on a non-recurring basis, using Level 3 – unobservable inputs, for the years ended March 31, 2012 and 2011, the Company recorded impairment losses of $0 and $5.4 million, respectively.

Assets measured at fair value are summarized below:

	March 31, 2012
	Level 1
	Quoted Prices	Level 2
	In Active	Significant	Level 3
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
Securities available for sale
- Corporate bonds	$10,082,372	$-	$-	$10,082,372
Transportation equipment of Excalibur	-	-	6,225,519	6,225,519

Total assets measured at fair value	$10,082,372	$-	$6,225,519	$16,307,891

	March 31, 2011
	Level 1
	Quoted Prices	Level 2
	In Active	Significant	Level 3
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
Securities available for sale
- Corporate bonds	$16,773,970	$-	$-	$16,773,970
CTX Virtual Technologies	-	-	-	-
Transportation equipment of Excalibur	-	-	7,034,073	7,034,073
Total assets measured at fair value	$16,773,970	$-	$7,034,073	$23,808,043

Note 4 - RESTRICTED CASH

On August 20, 2009, the Taiwan Taipei district court froze Excalibur’s cash of $193,992 as a result of a lawsuit filed by Marinteknik Shipbuilders (S) Pte Ltd (a Singapore company) against Excalibur in the Taiwan Taichung District Court. The lawsuit claims Excalibur owes service fees and out-of-pocket expenses of $249,731 to Marinteknik Shipbuilder (S) Pte Ltd.

Note 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	March 31,
	2012	2011

Construction in progress	$3,547	$980,656
Transportation equipment	11,611,785	11,611,785
Leasehold improvements	518,659	507,831
Automobiles	241,023	239,097
Property and plant	914,535	-
Computer equipment	169,959	162,198
Furniture and fixtures	95,685	93,939
Machinery and equipment	349,128	118,145
	13,904,321	13,713,651
Less: Accumulated depreciation	(6,080,080)	(4,990,877)
	$7,824,241	$8,722,774

Note 6 - LOANS TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The Board of Directors of the Company approved a non-interest bearing demand loan in the amount of $1,567,000 on July 25, 2008 to Yeuh-Chi Liu, a vendor to the Company. The $1,567,000 loan was used by Yeuh-Chi Liu to purchase a 3.97% ownership interest in Excalibur, see Note 8, and is collateralized by that interest. Yeuh-Chi Liu has served as a member of the board of directors of Excalibur since July 23, 2008. The Company does not expect that this loan will be repaid and the loan was written off as of December 31, 2010. The Company has not yet enforced its interest in the collateral.

The Company uses the “EFT” name, a trademark owned and licensed to it by EFT Assets Limited. The Company is required to pay an annual royalty to EFT Assets equal to a percentage of its gross sales for the previous fiscal year. The percentage is 5% for the first $30 million in gross sales, 4% for the $10 million in gross sales in excess of $30 million, 3% for the $10 million in gross sales in excess of $40 million; 2% for the $10 million in gross sales in excess of $50 million; and 1% for the $10 million in gross sales in excess of $60 million. EFT Assets Limited is owned by a number of persons, including Wendy Qin, director of EFT International Ltd. Ms. Qin is the sister of Jack Jie Qin, the Company’s President. During the years ended March 31, 2012 and 2011, the Company paid EFT Assets Limited $1,008,758 and $2,001,681, respectively, in royalties.

In March 2010, one of the Company’s subsidiaries, EFT International Ltd., entered into a consultancy agreement with JFL Capital Limited, a company in which Wendy Qin serves as a director and is one of the principal shareholders. Under this agreement, EFT International Ltd. engaged JFL Capital Limited to provide EFT International Ltd. consultancy services on administration, financial matters, corporate planning and business development commencing from April 1, 2010. The agreement may be terminated by either party on three months’ written notice. For the years ended March 31, 2012 and 2011, EFT International Ltd. paid JFL Capital Limited $330,000 and $315,000 respectively. As from April 1, 2012, the annual fee will be increased at the rate of $15,000 each year.

The Company rents a 6,500 square foot office space for its satellite training center in Hong Kong. This office is located at Langham Office Tower, 8 Argyle Street, Suite 3706, Kowloon, Hong Kong SAR. The lease for this space commenced on March 31, 2007 and expired on March 31, 2012. The leased space is owned by a number of persons, including Wendy Qin, a director of EFT (HK) Ltd and the sister of Jack Jie Qin, the Company’s President. Pursuant to the lease, there is no rent for the first two years. Commencing on the third year of the lease, the monthly rent is $50,000. The lease term has been extended for another three years, expiring on March 31, 2015, with a monthly rental of $30,900. During the years ended March 31, 2012 and 2011, the Company paid the lessor $378,378 and $377,892 in rent.

Note 7 – INVESTMENT IN DEVELOPMENT IN PROGRESS

On May 2, 2011, Jack Qin, as an agent, entered into agreements to purchase an office building, located in Subsection 3, Tanmei Section, Neihu, Taipei. The land use category for the land is the urban planning type three industrial zone, comprising an area of 11,238 ping, or approximately 37,152 square meters. Building construction for the pre-sale building units is under construction and will be completed by the end of 2013. The total purchase price for the office building, which consists of 14 floors and 144 parking spaces, is NTD7.1 billion, approximately $240.8 million. The Company intends to retain one floor of the office building for its own business operations and plans to sell the majority of the remaining floors. On July 1, 2011 and July 7, 2011, EFT Investment as a party to the contract in place of Jack Qin, entered into two sets of agreements with the seller of the office building that provided for substantially the same rights and obligations as the original May 2, 2011 agreements.

As of March 31, 2012, payment of NTD600 million, approximately $20.8 million, has been made.

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

The Company consolidates Excalibur based on a three-month lag with the Company’s reporting periods. All inter-company accounts and transactions were eliminated in consolidation. The following table provides a summary of balance sheet information for Excalibur as of December 31, 2011 and 2010, which is consolidated in the Company’s financial statements as of March 31, 2012 and 2011:

	Excalibur International Marine Corporation
	December 31, 2011		December 31, 2010
	NTD*	USD	NTD*	USD
Total assets	241,457,412	6,871,840	275,825,320	8,059,124
Total liabilities	411,714,182	13,552,146	357,481,305	12,247,563
Net assets	(170,256,770)	(6,680,306)	(81,655,985)	(4,188,439)
48.81% ownership	(83,102,329)	(3,260,657)	(39,856,286)	(2,044,377)

*NTD: New Taiwan Dollar

On August 8, 2010, Excalibur’s vessel, the OceanLaLa, was damaged when sailing in the Taiwan Strait. As a result of the damage suffered, the OceanLaLa has been taken out of service. As a result of the damage, management estimated that the net book value of the equipment exceeded its market value and an impairment loss of $5.4 million was recorded during the year ended March 31, 2011.

Additional information concerning Excalibur is included in Notes 12 (Contingent Liabilities) and 17 (Litigation).

Note 9- INVESTMENT IN CTX VIRTUAL TECHNOLOGIES

In July 2010 the Company lent $5,000,000 to CTX Virtual Technologies, Inc. The loan to CTX was unsecured, bore interest at 8% per year and had a term of one year to July 26, 2011. At any time during the one-year term, the Company could at its option convert the loan into 8,474,576 units, with each unit consisting of one share of CTX’s common stock and one warrant. Each warrant allows the Company to purchase one additional share of CTX’s common stock at a price of $1.00 at any time on or before June 23, 2015. At any time after January 26, 2011 and before July 26, 2011, CTX could, at its option, cause the loan to be converted into the same 8,474,576 units. If CTX common stock was not listed on the American Stock Exchange, the OTC Bulletin Board or NASDAQ by February 28, 2011, the number of shares of common stock and warrants issuable on conversion of the loan would be increased by 25%.

On March 12, 2011, CTX elected to convert the full principal amount of $5,000,000 and paid the Company in full all accrued and unpaid interest owing. Because CTX common stock was not listed on the American Stock Exchange, the OTC Bulletin Board or NASDAQ by February 28, 2011, the number of shares of common stock and warrants issued on conversion of the loan was increased by 25% to 10,593,220. The common stock of CTX is quoted on the Pink OTC market. On March 31, 2011, the closing market price of CTX common stock, as reported by NASDAQ, was $1.93 per share. However, this company’s common stock is very thinly traded and, as reported by NASDAQ, a total of 174,487 common shares were traded during the year ended March 31, 2011 at an average price (based on reported closing prices) of $1.21 per share. Because of the lack of a sufficiently active market, the Company does not believe that quoted market prices for CTX’s common stock are a reliable indicator of fair value. Despite repeated inquires and requests to CTX for current financial information that would allow the Company to assess the recoverability of its investment, the Company has not been able to obtain any information to enable it to assess the fair value of this investment. Accordingly, management concluded that it would be prudent to conclude, in the absence of persuasive evidence to the contrary, that the investment should be considered impaired and therefore the Company has recorded an impairment loss of $5,000,000 during the year ended March 31, 2011.

On September 23, 2011, CTX released its audited annual financial results for the year ended December 31, 2010 and its unaudited results for the six-month period ended June 30, 2011. For the year ended December 31, 2010, CTX reported consolidated revenue of $34.3 million, gross profit of $6.2 million and income from operations of $2.0 million. After various non-operating expenses of $9.2 million and an income tax benefit of $0.7 million, CTX reported a net loss for the year of $6.5 million. For the six-month period ended June 30, 2011, CTX reported consolidated revenue of $17.2 million, gross profit of $2.9 million and income from operations of $1.4 million. After various non-operating expenses of $0.8 million and no income tax expense, CTX reported net income for the six-month period of $0.8 million.

The financial statements of CTX for the year ended December 31, 2010 and the six months ended June 30, 2011 state that there were 7,970,817 and 7,976,208 common shares outstanding, respectively. It is assumed that this disclosure at June 30, 2011 does not include the 10,593,220 common shares issued to EFT on conversion of EFT’s loan in March 2011. Although EFT would appear to have a majority of the common stock outstanding, CTX also has outstanding a class of preferred stock that has super-majority voting rights. As a result, EFT does not control CTX. In addition, CTX has outstanding a class of preferred stock that has a liquidation preference that substantially exceeds CTX’s reported net book value.

On March 30, 2012, the closing market price of CTX common stock, as reported by NASDAQ, was $1.89 per share, based on a trade of 300 shares on March 30, 2012. Prior to that trade, the closing market price of CTX common stock, as reported by NASDAQ, was $1.75 per share. This company’s common stock continues to be very thinly traded and, as reported by NASDAQ, a total of 70,308 common shares were traded during the year ended March 31, 2012 at an average price, based on reported closing prices, of $1.50 per share. Because of the lack of a sufficiently active market, the Company does not believe that quoted market prices for CTX’s common stock are a reliable indicator of the fair value of its investment.

The Company may seek to recover a portion of its investment through the sale of common stock in the open market once restrictions are lifted. However, because of the size of the Company’s position in relation to the market, the Company does not expect to be able to recover any significant portion of its investment in the foreseeable future.

Note 10 - OTHER LIABILITIES

Other liabilities consist of the following:

	March 31, 2012	March 31, 2011

Payroll liabilities	$104,723	$35,834
Warranty liabilities	3,748	88,784
Accrued expenses	509,088	88,353
Provision for tax	4,788	-
Others	14,794	91,058
	$637,141	$304,029

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its limited warranty. Changes in the warranty liability for standard warranties which are included in current liabilities on the Company’s Consolidated Balance Sheets are presented in the following tables:

	March 31, 2012	March 31, 2011
Warranty liability as at beginning of period, current	$88,784	$43,346
Cost accrued/(reversal) of costs	(73,753)	59,312
Service obligations honored	(11,283)	(13,874)
Warranty liability as at end of period, current	$3,748	$88,784

Note 11 – DUE TO RELATED PARTIES

	March 31, 2012	March 31, 2011
Amount due to related parties:	$46,083	$47,995

The above amounts are due to Steve Hsiao, a shareholder of Excalibur.

Note 12 - CONTINGENT LIABILITIES

The Company’s controlled subsidiary, Excalibur, purchased the vessel “OceanLaLa” from a British Virgin Islands, “BVI,” company, Ezone Capital Co. Ltd., in 2008. The purchase price was NTD 708,000,000, equivalent to $21,961,660. The vessel was delivered to Excalibur and registered as owned by Excalibur at the end of 2008. The last payment of EURO 2,000,000, equivalent to $2,597,403, is still under dispute as Excalibur believes that certain special equipment relating to the OceanLaLa, including special tooling, was not delivered at the time of sale and one of Ezone’s directors did not act in good faith and was involved in self-dealing.

Gu Zong-Nan, former vice general manager of Excalibur, filed a lawsuit against Excalibur in the Taiwan Shihlin District Court on June 2, 2009, claiming unpaid salary. The court found that there was a valid agreement between both parties. In addition, it was determined that the agreement provided the salary accrued for Gu Zong-Nan was not required to be paid until Excalibur made a profit from its business operations. As Excalibur has not been profitable since its inception, the only vessel was damaged since August 2010, and Excalibur is not able to generate any operating income, the likelihood an outflow of resources will be required to settle the obligation is remote, hence no contingent liability is recognized.

Note 13 – STOCKHOLDERS’ EQUITY

Common stock

As of March 31, 2012, the Company had 4,975,000,000 shares of common stock authorized and 75,983,201 shares issued and outstanding.

The Company did not issue any shares of common stock during the year ended March 31, 2012.

Warrants

Between January and August 2008, the Company sold 14,890,040 Units to non-U.S. residents at a price of $3.80 per Unit. Each Unit consisted of one share of the Company’s common stock and one warrant. Each warrant allows the holder to purchase one share of the Company’s common stock at a price of $3.80 per share at any time prior to November 30, 2010. As the only settlement option for the warrants is physical settlement, in which the party designated in the contract as the buyer delivers the full stated amount of cash to the seller, and the seller delivering the full stated number of shares to the buyer, the Company accounted for the warrants as permanent equity and recorded the value of the warrants in additional paid in capital.

On September 2, 2010, the Company’s Board of Directors resolved to extend the expiration date of the warrants to November 30, 2011. The warrants expired on November 30, 2011 without further extension.

As of March 31, 2012, the Company’s subsidiary Digital Development Partners Inc. has 2,000,000 common stock warrants outstanding, and 330,665 Series A and 330,665 Series B warrants outstanding, which are accounted for as equity instruments. The 2,000,000 warrants expire on June 1, 2014 and permit the holders to purchase one share of Digital’s common stock at an exercise price of $1.00 per share. The Series A and Series B warrants will expire on September 30, 2014 and permit the holders to purchase one share of Digital’s common stock at an exercise price of $1.00 per share and $1.25 per share, respectively.

Note 14 - INCOME TAXES

The Company was incorporated in the United States and has operations in four tax jurisdictions - the United States, the Hong Kong Special Administrative Region (“HK SAR”), Taiwan, and the BVI.

The Company generated substantially all of its net income from its BVI operations for the two years ended March 31, 2012. According to BVI tax law this income is not subject to any taxes. The Company’s HK SAR subsidiaries are subject to a 16.5% profit tax based on its taxable net profit. EFT (HK) Ltd provides management service to a BVI subsidiary, and the BVI subsidiary reimburses EFT (HK) Ltd for its total operating expenses plus a 5% mark up, and the income is subject to a 16.5% profit tax. The deferred tax assets for the Company’s US operations and HK SAR subsidiaries were immaterial for the two years ended March 31, 2012.

The Company’s Taiwan subsidiary, Excalibur, is subject to a 17% standard enterprise income tax based on its taxable net profit. Excalibur has incurred net accumulated operating losses for income tax purposes and believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, it has provided full valuation allowance for the deferred tax assets arising from the losses as of March 31, 2012 and 2011.

The income tax expenses consist of the following:

	Year Ended March 31,
	2012	2011
Current:
Domestic	$2,736	$2,400
Foreign	4,782	-
Under/(over) provision for prior years	(64,900)	66,800
Deferred	-	-
Income tax expenses (benefits)	$(57,382)	$69,200

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

A reconciliation of income taxes, with the amounts computed by applying the statutory federal income tax rate of 37% for the two years ended March 31, 2012 to income before income taxes for the two years ended March 31, 2012, is as follows:

	Year Ended March 31,
	2012	2011

Income tax at U.S. statutory rate	$1,553,686	$(5,701,395)
State tax	2,736	2,400
Indefinitely invested earnings / incurred losses of foreign subsidiaries	(1,596,569)	5,695,474
Nondeductible expenses	42,883	5,921
Foreign subsidiaries Income tax	4,782	-
Under/(over) provision for prior years	(64,900)	66,800
Income tax expenses (benefits)	$(57,382)	$69,200

The Company does not have any uncertain tax positions. In accordance with ASC Topic 740, interest associated with unrecognized tax benefits is classified as income tax and penalties are classified in selling, general and administrative expenses in the statements of operations. For the two years ended March 31, 2012, due to an amendment of the 2007 tax return, approximately $97,000 was provided for related interest and penalties expenses. The Company is currently under audit by the U.S. Internal Revenue Service for the tax year ending March 2009. This audit is currently in the discovery stage, and the Company cannot determine at this stage if the audit will result in an additional liability or a refund.

Note 15 - COMMITMENTS

Operating Lease

The Company leases 3,367 square feet of space in California that serves as its principal executive offices. The lease expires in February 2013. The monthly rent for the fiscal years ended March 31, 2012 and 2013, is $9,454 and $9,832, respectively. Future minimum lease payments under the lease are as follows:

Year Ending March 31,

2013	$108,152

The Company rents office space for its satellite training center in Hong Kong. The lease provides for free rent in the first two years and monthly lease payments approximating $50,000 starting the beginning of the third year and expiring on March 31, 2012. The lease term has been extended for another three years, expiring on March 31, 2015, with a monthly rental of $30,900. Future minimum lease payments under the operating lease are as follows:

Year Ending March 31,

2013	$371,134
2014	371,134
2015	371,134

The Company rents storage space for its satellite training center in Hong Kong. The lease provides for monthly lease payments approximating $900 starting on January 4, 2011 and expiring on January 3, 2013. Future minimum lease payments under the operating lease as of March 31, 2012 approximate the following:

Year Ending March 31,

2013	$8,100

Total rent expenses for the two years ended March 31, 2012 were $621,159 and $723,060, respectively.

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

In the event that Mr. Qin’s employment is terminated without cause by the Company, or if Mr. Qin terminates the agreement for good reason, or if, following a change in control, Mr. Qin’s employment is terminated or not renewed, the Company has agreed to pay Mr. Qin an amount equal to twice the total of his annual base salary and his target bonus as established by the Compensation Committee and to maintain his benefits for a period of two years. At the expiration of the initial term of the agreement or any successive one-year renewal period, if the Company elects not to renew the agreement, the Company has agreed to pay Mr. Qin an amount equal to the total of his annual base salary and his target bonus as established by the Compensation Committee and to maintain his benefits for a period of one year.

Pyng Soon

On January 1, 2012, the Company entered into a new employment agreement with Pyng Soon, the Company’s general counsel. The employment agreement has a term of one year, and can be extended for one additional year by the agreement of both parties. The agreement may be terminated by either party with 30 days written notice.

During the period of this agreement, the Company will pay Mr. Soon an annual base salary of $148,830 per year. Mr. Soon is also eligible to receive an annual bonus pursuant to the executive bonus scale in effect for executive employees of the Company.

Consultancy Agreement

In March 2010, one of the Company’s subsidiaries, EFT International Ltd., entered into a consultancy agreement with JFL Capital Limited, a company in which Wendy Qin, the sister of Jack Jie Qin, the Company’s President, serves as a director and is one of the principal shareholders. Under this agreement, EFT International Ltd. engaged JFL Capital Limited to provide EFT International Ltd. consultancy services on administration, financial matters, corporate planning and business development commencing from April 1, 2010. The agreement may be terminated by either party on three months’ written notice. For the years ended March 31, 2012 and 2011, EFT International Ltd. paid JFL Capital Limited $330,000 and $315,000 respectively. As from April 1, 2012, the annual fee will be increased at the rate of $15,000 each year.

Purchase obligation

The Company’s wholly owned subsidiary, EFT Investment Co. Ltd, has entered into agreements to purchase an office building located in Taipei, Taiwan. The office building is under construction and will be completed by the end of 2013. The total purchase price for the office building is NTD7.1 billion, equivalent to approximately $240.8 million.

Pursuant to the terms of these agreements, the Company was obliged to pay the remaining twelve (12) outstanding installments with various amounts due over a twenty-four (24) month period until the completion of the building project. The latest payment, in the amount of approximately $13 million, was due on April 20, 2012. However, this payment was suspended by the Company due to, among other things, the failure of the sellers to comply with certain conditions precedent applicable to the agreements. Each subsequent quarterly payment, starting from April 20, 2012, was approximately $4 million. Finally, the residual payment of approximately $167 million is due at the time of completion of the building.

If the Company breaches any provisions relating to the terms and method of payment stated in the agreement, the seller may confiscate an amount calculated as 15 percent of the total real estate price, approximately $36 million. If the amount to be confiscated exceeds the amount of the price already paid, it shall be limited to the amount of the price already paid and the parties may rescind the agreement. As of March 31, 2012, payment of NTD600 million (equivalent to approximately $20.8 million) has been made to the sellers.

Note 16 – SEGMENT INFORMATION

The Company’s business is classified by management into three reportable business segments: online, transportation and beverage. The online business reportable segment is an aggregation of the Company’s online operating segments, which are organized to sell the Company’s products to Affiliates through its websites. The online business reportable segment derives revenue from the sales of nutritional products, personal care products and EFT-phones. The transportation business reportable segment derives revenue from transport passengers and cargo between Taiwan and Mainland China through the Taiwan Strait. The beverage business reportable segment derives revenue and expense from the bottled water factory in Mainland China.

Although substantially all of the Company’s revenue is generated from Mainland China, the Company is organizationally structured along business segments. The accounting policies of each of the Company’s operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.”

The following tables provide the business segment information as of and for the years ended March 31, 2012 and 2011. Income tax allocations have been determined based on statutory rates in the applicable business segment.

	Year ended March 31, 2012
	Online business	Transportation business	Beverage business	Total
Sales revenues, net	$15,353,610	$1,011	$-	$15,354,621
Cost of goods sold	3,566,595	1,104,786	-	4,671,381
Gross profit	11,787,015	(1,103,775)	-	10,683,240
Operating expenses:
Selling, general and administrative expenses	5,798,887	1,830,286	441,005	8,070,178
Marketing expenses	223,874	-	-	223,874
Royalty expenses	942,336	-	-	942,336
Total operating expenses	6,965,097	1,830,286	441,005	9,236,388
Net operating income				1,446,852
Other income	787,457	(251,653)	(2,871)	532,933
Income before income tax	5,609,375	(3,185,714)	(443,876)	1,979,785

Total long-lived assets	300,221	6,265,906	1,258,114	7,824,241

Additions to long-lived assets	25,494	-	226,751	252,245

	Year ended March 31, 2011
	Online business	Transportation business	Beverage business	Total
Sales revenues, net	$12,857,257	$156,223	$-	$13,013,480
Cost of goods sold	8,035,140	2,632,870	-	10,668,010
Gross profit	4,822,117	(2,476,647)	-	2,345,470
Operating expenses:
Selling, general and administrative expenses	6,152,789	846,774	381,164	7,380,727
Impairment of investment	5,000,000	-	-	5,000,000
Impairment loss of transportation equipment	-	5,400,000	-	5,400,000
Impairment loss of loan receivable	-	1,567,000	-	1,567,000
Marketing expenses	1,524,866	-	-	1,524,866
Royalty expenses	2,001,681	-	-	2,001,681
Total operating expenses	14,679,336	7,813,774	381,164	22,874,274
Net operating loss				(20,528,804)
Other income	811,825	28,592	707	841,124
Loss before income tax	(10,669,044)	(10,319,013)	(381,871)	(19,687,680)

Total long-lived assets	456,539	7,129,777	1,136,458	8,722,774

Additions to long-lived assets	130,020	1,443	338,834	470,297

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

Excalibur purchased the OceanLaLa from Ezone Capital Co. Ltd., prior to its acquisition by the Company. The last payment of EURO 2,000,000, equivalent to $2,597,403, was withheld by Excalibur since Excalibur believed that special tooling was not delivered at the time of sale and that an Ezone’s director did not act in good faith and was involved in self-dealing.

EFT Investment Co. Ltd. filed a lawsuit against Jiao Ren-Ho, former chairman of Excalibur, in the Taiwan Shihlin District Prosecutors office on February 12, 2010. EFT Investment Co. Ltd. alleges, among other things, that Jiao Ren-Ho committed the offences of capital forging, fraud, breach of trust, and document fabrication. On July 25, 2011, the attorney general of Shihlin District remanded the case to the district attorney for further investigation. The case is still pending.

EFT Investment Co. Ltd. filed a lawsuit against Chang Hui-Ying, Excalibur’s former accountants in the Taiwan Shihlin District Prosecutors office in March 2010. The claims of EFT Investment Co. Ltd. against Chang Hui-Ying are based upon the audit of Excalibur’s financial statements by Chang Hui-Ying. EFT Investment Co. Ltd. alleges, among other things, that Chang Hui-Ying committed the offences of capital forging, fraud, breach of trust, and document fabrication. On July 25, 2011, the attorney general of Shihlin District remanded the case to the district attorney for further investigation. The case is still pending.

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

EFT Investment Co. Ltd. filed a civil lawsuit against Jiao Ren-Ho, Chang Hui-Ying, Hsiao Zhong-Xing, and Lu Zhuo-Jun, collectively “Defendants,” in the Taiwan Shihlin District court on February 12, 2010. EFT Investment Co. Ltd. alleges Defendants committed tortious acts, including but not limited to the offences of capital forging, fraud, breach of trust and document fabrication. The final resolution of this case is pending.

Gu Zong-Nan, former vice general manager of Excalibur, filed a lawsuit against Excalibur in the Taiwan Shihlin District Court on June 2, 2009, claiming unpaid salary and severance payments. In April 2010, the Taiwan Shihlin District Court denied the claims as the court found that there was a valid agreement between the parties. In addition, it was determined that the agreement provided that the salary accrued for Gu Zong-Nan would not be paid until Excalibur made a profit from its operations and that Gu Zong-Nan held a managerial position in Excalibur and as a result was not entitled to any severance payment according to the Labor Standard Law of Taiwan. Requirement to settle the obligation is remote, as Excalibur has suffered net losses since inception, the only vessel was damaged since August 2010, and Excalibur is not able to generate any operating income.

Marinteknik Shipbuilders (S) Pte Ltd., a Singapore company, filed a lawsuit against Excalibur in the Taiwan Taichung District Court on July 9, 2009 for unpaid service fees and out-of-pocket expenses of NTD8,050,832, equivalent to approximately $280,000. On August 20, 2009, the Taiwan Taipei district court froze Excalibur’s cash of $193,992 in response to the suit. The final resolution of this case is pending. However, a contingent liability for the restricted cash has been recorded.

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

On August 2, 2010 the Company commenced a legal proceeding against Marinteknik Shipbuilders (S) Pte Ltd. and three other persons in the High Court of the Republic of Singapore alleging fraud, misrepresentation, and deceit on the part of the defendants with respect to Excalibur’s purchase of the OceanLaLa. The Company claims that the wrongful actions of the defendants resulted in damages of $19,000,000 to the Company. The case is still pending.

On August 18, 2010 Excalibur received a statement of claim, equivalent to a complaint in the United States, that was filed in the Taichung District Court, Taiwan, by Ezone Capital Co., Ltd. demanding approximately 2,000,000 Euros, equivalent to approximately $2,600,000, for the unpaid balance of the purchase price of the OceanLaLa (see Note 12). Excalibur has denied the claims of Ezone on the basis that the OceanLaLa was defective, unseaworthy, and not fit for its intended purpose. Excalibur has also filed a counterclaim against Ezone seeking a full refund of all amounts paid for the OceanLaLa, as well as reimbursement for amounts spent on maintenance and repairs. The case proceeding is concluded and waiting for the disposition by the court.

On October 14, 2011, the Company initiated a complaint in the Superior Court of California, County of Los Angeles, for damages against Man Kwok So, former member of the Board of Directors and chief financial officer for allegations including, but not limited to, fraud, defamation, breach of fiduciary duty and conversion. The Company seeks compensatory damages in the amount of US$33,933.60 and full relinquishment of Mr. So’s 300,000 shares of EFT stock. The case is pending.

Note 18 - SUBSEQUENT EVENTS

Taiwan Building

On May 2, 2011, Jack Qin, as an agent, entered into two series of agreements, one series with Meifu Development Co., Ltd. (“Meifu”) and the other series with TransGlobe Life Insurance Inc. (“TransGlobe”), to purchase an office building located in Taipei, Taiwan (the “Taiwan Building”). The Taiwan Building consists of 14 floors and 144 parking spaces. The agreements signed with Meifu concerned the purchase of the 8th-14th floors, 1 out of 2 units on the 7th floor and 79 parking spaces, while the agreements signed with TransGlobe were for the purchase of the 1st-6th floors, the other unit on the 7th floor and the remaining 65 parking spaces in the Taiwan Building. The Taiwan Building is under construction and will be completed by the end of 2013. The total purchase price for the Taiwan Building is approximately $237.1 million. The Company intended to retain one floor of the Taiwan Building for its own business operations and planned to sell the majority of the remaining floors. As of the date of this filing, the Company’s Board has not approved the purchase of the Taiwan Building.

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

Network Access Rights

On April 1, 2012, the Company assigned network access rights to ToByTo Limited and eZGT Limited. The network access rights to these companies include the right to access EFT’s Affiliate database for each company’s respective marketing campaigns, and provide access to EFT’s emoney system to facilitate their sales activities. These companies, in return, compensate EFT by paying an access fee in an amount equal to 10% of the respective enrollment fee of every Affiliate who enters the 2By2 and eZGT travel program each time (but not less than $300 per Affiliate).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of its principal executive officer and its principal financial officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of its principal executive officer and its principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its financial statements in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of its internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified a number of material weaknesses in internal control over financial reporting as of March 31, 2012. All but one of the material weaknesses are related to the Company’s FMA web-based application and primarily related to the application’s security controls and the segregation of duties over the development, test and production of its production environment. This web-based application was developed by a third party software vendor and is utilized by the Company to perform member account administration and down-line management, and to execute member transactions (including buying products, transferring and depositing funds, stock purchases, and funding pre-paid debit cards). The Company’s management utilizes the FMA application as a system of record for customer transactions, commission calculations, and for financial reporting. The other material weakness relates to the Company’s purchase of an office building located in Taipei, Taiwan, which was completed without Board approval (see Note 18 above).

As a result of the aforementioned material weaknesses, the Company’s management concluded that its internal control over financial reporting as of March 31, 2012 was not effective.

Management’s Planned Corrective Actions

In order to remediate the documented material weaknesses, the Company’s management plans to implement the following corrective measures:

a)	In May 2012, a third party was engaged to perform application vulnerability scanning to identify the FMA application’s security vulnerabilities, and also to perform application and network level penetration testing to attempt to exploit the identified vulnerabilities within the application, and the Company’s corporate network. Resulting vulnerabilities will be addressed and corrected; and
b)	Additional controls and procedures will be implemented within the program change and code development process, to allow for proper segregation of duties and prevention of a single resource from controlling the entire process.

Changes in Internal Controls over Financial Reporting

As disclosed in the Company’s Annual Filing on Form 10-K for the year ended March 31, 2011, management concluded that Company’s internal control over financial reporting was not effective as of March 31, 2011. Management identified the material weaknesses related to the FMA application and the Company’s corporate network as of March 31, 2011.

To address and remediate the material weaknesses in the Company’s internal control over financial reporting, the Company implemented the following measures during fiscal year 2012 and the first quarter of the fiscal year ended March 31, 2013 to change or enhance the design and operating effectiveness of the Company’s internal control over financial reporting.

•	The Company promoted the U.S. Controller to be the chief financial officer (the “CFO”). The new CFO has many years of related experience, including previous experience as the CFO of a publicly traded company listed in the United States.

•	In May 2012, the Company engaged a third party vendor to perform application vulnerability scanning to identify the FMA application’s security vulnerabilities, and also to perform application and network level penetration testing to attempt to exploit the identified vulnerabilities within the application, and the Company’s corporate network. Resulting vulnerabilities will be addressed and corrected in the second and third quarters of the year ended March 31, 2013.

•	During the year, the Company began the process of adding additional controls and procedures relating to the program change and code development process, to allow for proper segregation of duties and prevention of a single resource from controlling the entire process. The Company expects these controls and other controls to be fully operational and effective by the third quarter of the year ended March 31, 2013.

•	In June 2012, the Board agreed to pass a resolution that will reprimand the Company’s chief executive officer if he enters into significant transactions without the Board’s approval.

The Company was not able to fully remediate any of the material weaknesses disclosed in the Company’s Annual Filing on Form 10-K for the year ended March 31, 2011. As noted above, during the year, the Company did add certain IT general computer controls and expects these controls to be effective by the third quarter of the year ended March 31, 2013. The Company expects these controls to remediate the control deficiencies noted above when they become effective.

Other than the remedial measures described above, there were no other changes in the Company’s internal control over financial reporting that have materially affected, or are likely to materially affect, its internal control over financial reporting during the year ended March 31, 2012.

ITEM 9B. OTHER INFORMATION

None.

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists the names, ages, certain positions and offices held by the Company’s directors and named executive officers as of the date of this filing.

Name	Age	Title
Jack Jie Qin	52	President, chief executive officer, and a director
William E. Sluss	57	Principal financial and accounting officer
Jerry B. Lewin	57	Director
Visman Chow	57	Director
Norman Ko	48	Director
Pyng Soon	52	General counsel

Directors serve in such capacity until the next annual meeting of the Company’s stockholders and until their successors have been elected and qualified. The Company’s officers serve at the discretion of its Board of Directors, until their death, or until they resign or have been removed from office.

Jack Jie Qin

Mr. Qin has been serving as the Company’s president, chief executive officer and chairman of the Board of Directors since November 2007. Since January 2004, Mr. Qin has been serving as the president of EFT BioTech, Inc. Mr. Qin was the Company’s chief financial officer from May 2010 to March 2011. From July 1998 to December 2002, Mr. Qin served as the President of eFastTeam International, Inc. located in Los Angeles, California. From June 1992 to December 1997, he served as the president of LA Import & Export Company located in Los Angeles, California. In May 1991, Mr. Qin earned an MBA from Emporia State University in Kansas. In May 1982, Mr. Qin graduated from Jiangxi Engineering Institute, located in Nanchang, China, with a major in Mechanical Engineering.

William E. Sluss

Mr. Sluss has been serving as the Company’s corporate controller since August 2010 and promoted to the position of interim chief financial and accounting officer in November 2011. Mr. Sluss has twenty years of experience providing financial, operational and managerial expertise for companies in both the private and public sectors. His background includes experience in the banking, manufacturing, nuclear and logistics industries. He has extensive experience with SEC reporting companies and U.S. GAAP, including acting as the controller during the successful initial public offering of Heritage Federal Bank, FSB (NYSE). His experience includes four years with Quebecor Printing (one of the world’s largest printers of bibles and textbooks) and two years with Flour City International (a U.S. publicly traded (Nasdaq) construction/manufacturing company). In 2002, Mr. Sluss joined Studsvik, Inc. (a publicly traded nuclear service company (Stockholm Exchange) headquartered in Stockholm, Sweden) as its chief financial officer for the U.S. operations. Mr. Sluss has extensive experience with IFRS over his career while working for several international companies. In addition, throughout his career, Mr. Sluss has worked closely with the world's largest accounting firms (e.g., KPMG and PricewaterhouseCoopers), serving as the main contact with those firms. He also has extensive experience with the COSO framework and SOX compliance. Mr. Sluss received a Bachelor of Science Degree in Accounting from the University of Virginia’s College at Wise in 1990 and became a licensed Certified Public Accountant (CPA) in the same year.

Jerry B. Lewin

Mr. Jerry B. Lewin has served as a member of the Board of Directors since July 2009. Mr. Lewin has been the senior vice president of field operations (North America) for the Hyatt Hotel Corporation since 1987. In this position, Mr. Lewin is responsible for, and oversees the operation of, 23 Hyatt Hotels throughout the East Coast and Canada, including the Grand Hyatt New York in mid-town Manhattan. Prior to his association with the Hyatt Hotel Corporation, Mr. Lewin served for 10 years in various management positions for Hilton Hotels including five years as General Manager of the Flamingo Hilton in Las Vegas, Nevada.

Visman Chow

Mr. Visman Chow has served as member of the Board of Directors since July 2009. Since 1993, Mr. Chow has been serving as the chief lending officer and a director of Universal Bank. Between 1983 and 1993 Mr. Chow was the president of Unieast Financial Corporation. From 1979 to 1983, Mr. Chow was with Union Bank where he managed a commercial real estate portfolio of approximately $50 million.

Norman Ko

Mr. Norman Ko has served as a member of the Board of Directors since July 2009. Since 2007, Mr. Ko has been a partner with Smith Mandel and Associates, LLP, a public accounting firm. In this current position, Mr. Ko provides audit and assurance services to private clients in various industry groups along with SEC audit preparation and tax planning. Prior to joining Smith Mandel and Associates, LLP in 1997, Mr. Ko served as vice president and controller for Citimax, Inc. from 1994 to 1997.

Pyng Soon

Since January 2009, Mr. Soon has served as general counsel to the Company. Mr. Soon also served as chairman of the board of directors of Excalibur International Marine Corporation from January 2010 to August 2010. Prior to joining the Company, Mr. Soon was a sole practitioner and a counsel to Murchison & Cumming, LLP from 2006 and focused his practice in the areas of international law, business litigation and business transactions. Mr. Soon earned his bachelor’s degree in science from Lincoln Memorial University, his master’s degree in science from East Tennessee State University, and his Juris Doctor degree from University of West Los Angeles School of Law. Mr. Soon is a licensed certified public accountant.

Mr. Lewis, Mr. Chow and Mr. Ko are independent directors as that term is defined in Section 803. A of the NYSE Amex Company Guide. Mr. Lewis, Mr. Chow and Mr. Ko, the Company’s three independent directors, and Mr. Jack Jie Qin act as its audit committee. Mr. Norman Ko is the Company’s “audit committee financial expert” as that term is defined in the rules and regulations of the Securities and Exchange Commission.

Code of Ethics

The Company currently has a Code of Business Conduct for its directors, principal executive officers and staff. The Company’s Code of Business Conduct will be sent, without charge, to any person requesting a copy of the same. To request a copy, send a letter to the Company at its address on the cover page of this report.

Section 16(a) Beneficial Ownership Compliance

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

Jack Jie Qin, Jeffery Cheung, Jerry B. Lewin, Visman Chow, Norman Ko, and Pyng Soon have not filed any required forms under Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

The Company’s Board of Directors acts as its compensation committee. During the year ended March 31, 2012, all of the Company’s directors participated in deliberations concerning executive officer compensation.

During the year ended March 31, 2012, none of the Company’s directors were members of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of the Company’s directors or as a member of its compensation committee.

Compensation Discussion and Analysis

The goal of the Company’s executive officers’ compensation levels is to motivate the officers to create long-term value for its stockholders. Toward this goal, the Company establishes compensation levels based on its executive officers’ relevant experience and leadership skills. In addition, the Company considers the executive officers’ ability and likelihood of contributing to its growth and success. The Company also takes into account comparable salary ranges at similar companies in order to attract and retain its executive officers.

The Company does not have a formula or benchmark or necessarily react to short-term changes in business performance when reviewing its executive officers’ salaries. The Company considers their past contributions, their ability to work cohesively with its management team and its expectations regarding their future performance. The Company’s executive officers have an active role in the determination of their compensation and the Company takes into account their opinions and expectations.

Summary Compensation Table

The following table shows, in summary form, the compensation received by (i) the Company’s Chief Executive and Principal Financial Officers and (ii) by each other executive officer who received compensation in excess of $100,000 during the two fiscal years ended March 31, 2012.

Name and Principal Position	Fiscal Year Ended March 31,	Salary(1)	Stock Awards(2)	Option Awards (2)	Total
Jack Jie Qin (3)	2012	$242,000	—	—	$242,000
(Principal Executive Officer)	2011	$235,583	—	—	$235,583
George Curry (4)	2011	$141,350	—	—	$141,350
(Chief Marketing Officer)
Sharon Tang (5)	2011	$115,500	—	—	$115,500
(Principal Financial Officer)
Pyng Soon(6)	2012	$148,830	—	—	$148,830
(General Counsel)	2011	$138,682	—	—	$138,682
Jeffery Cheung (7)	2012	$63,602	—	—	$63,602
(Principal Financial Officer)	2011	$4,969	—	—	$4,969
Bill Sluss (8)	2012	$75,333	—	—	$75,333
(Principal Financial Officer)

(1)	The dollar value of base salary (cash and non-cash) earned and any bonus (cash and non-cash) earned.
(2)	To date, the Company has not adopted a stock option plan, a stock bonus plan or any other type of incentive plan. The Company has not issued any options to its executive officers, directors or employees or paid them other payments.
(3)	Jack Jie Qin was also the Company’s Chief Financial Officer from May 2010 to March 2011.
(4)	George Curry resigned as the Company’s Chief Marketing officer and a director of the Company on March 31, 2011 and remained an employee of the Company until June 2011.
(5)	Sharon Tang was the Company’s principal financial officer between June 2008 and February 2010.
(6)	Pyng Soon was appointed as the general counsel of the Company in January 2009.
(7)	Jeffery Cheung was the Company’s principal financial and accounting officer between March 21, 2011 and August 29, 2011.
(8)	Bill Sluss was appointed as the Company’s corporate controller since August 2010, and promoted to be interim principal financial and accounting officer in November 2011.

Employment Agreements

Please see Note 15 of the Notes to the Consolidated Financial Statements contained in Item 8 for disclosures with respect to the employment agreements to which certain of the named executive officers described in the above Summary Compensation Table are subject.

Compensation of Directors During Fiscal Year Ended March 31, 2012

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Jerry B Lewin	$24,000	—	—	$24,000
Visman Chow	$24,000	—	—	$24,000
Norman Ko	$48,000	—	—	$48,000

Each non-management director receives an annual fee of $24,000, with the Chairman of the Company’s Audit Committee receiving an additional $24,000. Mr. Norman Ko served as the chairman of the Company’s audit committee during the fiscal year ended March 31, 2012. The Company’s directors are also reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at director and committee meetings.

Stock Option and Bonus Plans

To date, the Company has not adopted a stock option plan, a stock bonus plan or any other type of incentive plan. The Company has not issued any options to its executive officers, directors or employees.

Long-Term Incentive Plans

The Company does not have any pension, stock appreciation rights, long-term incentive or other plans. The Company may implement these plans at a future date, although it has no present intentions to do so.

Employee Pension, Profit Sharing or other Retirement Plans

The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

Report of the Board of Directors

The Board of Directors (which functions as the Compensation Committee) has reviewed and discussed the Compensation Discussion and Analysis with management. Based on that review and discussion, the Board has determined that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K for the year ended March 31, 2012.

The Board of Directors
Jack Jie Qin
Jerry B. Lewin
Visman Chow
Norman Ko

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the beneficial ownership of the Company’s common stock as of March 31, 2012 by (i) each of its directors and executive officers, (ii) all directors and executive officers as a group and (iii) each owner of more than 5% of its common stock.

Name	Number of Shares Beneficially Owned	Percent of Shares Outstanding
Jack Jie Qin	1,000	*
William E. Sluss	—	—
Jerry B. Lewin	—	—
Visman Chow	—	—
Norman Ko	—	—
Pyng Soon	—	—
Dragon Win Management, Ltd.(1)	50,099,000	65.93%
Officers and directors as a group (6 persons)	1,000	*

* Less than 1%.

(1)Liu Dong Xin and Zhou Hai Long are the controlling persons of Dragon Win.

Due to the ownership by Dragon Win of more than 50% of the Company’s common stock, which includes the right to vote a majority of the shares at any meeting of its shareholders, the Company is a controlled corporation, as that term is defined in Section 801(a) of the NYSE Amex Company Guide.

The address of each shareholder listed above, with the exception of Dragon Win, is in care of the Company at 17800 Castleton St., Suite 300, City of Industry, CA 91748. The address of Dragon Win is Palm Grove Houses, P.O. Box 438, Road Town, Tortola, British Virgin Islands.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 7 of this report (Capital Resources and Liquidity subsection) for information concerning the Company’s outstanding loans to Excalibur International Marine Corporation.

See Note 6 of the Notes to the Consolidated Financial Statements contained in Item 8 for information concerning the Company’s loan to Yeuh-Chi Liu and the related transactions with EFT Assets Limited, JFL Capital Limited and Wendy Qin.

Any proposed transaction with a related party is reviewed by the Company’s Board of Directors. In reviewing the proposed transaction, the Board considers the related party’s relationship with the Company, all conflicts of interest that may exist or otherwise arise on account of the transaction, the material facts relating to the proposed transaction, and whether the transaction is on terms comparable to those that could be obtained in arms-length dealing with an unrelated third party.

As set forth in Item 10, each of Mr. Lewis, Mr. Chow and Mr. Ko are independent directors as that term is defined in Section 803. A of the NYSE Amex Company Guide.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Child, Van Wagoner & Bradshaw, PLLC audited the Company’s financial statements for the years ended March 31, 2012 and 2011. The following table shows the aggregate fees billed to the Company during these years by Child, Van Wagoner & Bradshaw.

	2012	2011
Audit Fees	$171,000	$162,000
Audit-Related Fees	19,400	17,448
Tax Fees	11,500	13,500
All Other Fees	14,307	14,918

Audit fees represent amounts billed for professional services rendered for the audit of the Company’s annual financial statements and the review of its interim financial statements. Audit related fees represent fees paid for review of responses to SEC comments. All other fees represent out of pocket expenses. Before Child, Van Wagoner & Bradshaw was engaged by the Company to render these services, the engagement was approved by the Company’s Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:
(1)	Financial Statements

The consolidated financial statements filed as part of this Annual Report on Form 10-K are located as set forth in the index on page F-1 of this Report.

(2)	Consolidated Financial Statement Schedule:

Not applicable.

(3)	Exhibits

The list of exhibits included in the below Exhibit Index is hereby incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EFT HOLDINGS, INC.

By:	/s/ Jack Jie Qin
Jack Jie Qin, Principal Executive Officer

Date: August 13, 2012

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jack Jie Qin	Director and Principal	August 13, 2012
Jack Jie Qin	Executive Officer

/s/ William E. Sluss	Principal	August 13, 2012
William E. Sluss	Financial and Accounting Officer

/s/ Jerry B. Lewin		August 13, 2012
Jerry B. Lewin	Director

/s/ Visman Chow
Visman Chow	Director	August 13, 2012

/s/ Norman Ko
Norman Ko	Director	August 13, 2012

Index to Exhibits

Exhibit No.:	Description:

3.1(1)	Articles of Incorporation of GRG, Inc. (now EFT Holdings, Inc.).

3.1.1(1)	Articles of Merger filed December 28, 2004 between HumWare Media Corporation, World Wide Golf Web, Inc. and GRG, Inc.

3.1.2(1)	Certificate of Amendment, effective November 7, 2007, to the Articles of Incorporation of HumWare Media Corporation

3.1.3(9)	Articles of Merger filed December 13, 2010 between QCSC, Inc. and EFT Biotech Holdings, Inc.

3.2(3)	By-laws

4.1(1)	Form of Common Stock Certificate

4.2(1)	Form of Warrant to purchase one share of Common Stock for a purchase price of $3.80 per share until the second anniversary date of the date of issuance

10.1(3)	Share Exchange Agreement, dated as of the 1st day of November, 2007, by and among EFT Holdings, Inc. (formerly HumWare Media Corporation), a Nevada corporation; certain EFT Shareholders and EFT BioTech Corporation, a Nevada corporation

10.2(2)	Subscription Agreement for Units in connection with the Registrant’s Regulation S Private Placement

10.3(3) +	Employment Agreement, dated May 10, 2008, between EFT BioTech Holdings, Inc. and Sharon Tang

10.4(5)	$500,000 Loan Agreement (the “Agreement”), dated November 24, 2008 , between the EFT Biotech Holdings, Inc. (as the lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the borrower).

10.5(5)	First Extension of $500,000 Loan, dated December 25, 2008

10.6(5)	Second Extension of $500,000 Loan, dated May 25, 2009

10.7(6)	$2,000,000 Loan Agreement (the “Agreement”) and promissory note, dated September 23, 2008, between the EFT Biotech Holdings, Inc. (as the lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the borrower).

10.8(5)	First Extension of $2,000,000 Loan, dated November 25, 2008

10.9(5)	Second Extension of $2,000,000 Loan, dated May 25, 2009

10.10(6)	$600,000 Loan Agreement, dated May 13, 2009, between the EFT Biotech Holdings, Inc. (as the lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the borrower).

10.11(6)	Addendum to $600,000 Loan Agreement, dated May 13, 2009, between the EFT Biotech Holdings, Inc. (as the lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the borrower).

10.12 (7)	$330,000 Loan Agreement, dated July 14, 2008, between EFT BioTechHoldings, Inc. (lender) and Yeuh-Chi Liu (borrower)

10.13 (7)	Addendum to $330,000 Loan Agreement, dated July 15, 2008, between BioTech Holdings, Inc. and Yeuh-Chi Liu

10.14 (7)	$1,567,000 Loan Agreement, dated July 25, 2008, between BioTech Holdings, Inc. (lender) and Yeuh-Chi Liu (borrower)

10.15(8)	Subscription agreement with Excalibur International Marine Corporation

10.16(8)	Extension of $2,000,000 loan with Excalibur International Marine Corporation

10.17(8)	Extension of $600,000 loan with Excalibur International Marine Corporation

10.18(8)	Extension of $500,000 loan with Excalibur International Marine Corporation

10.19(9)	Consultancy Agreement, dated March 31, 2010, between EFT International Limited and JFL Capital Limited

10.20(9)	Employment Agreement, dated January 1, 2009, between EFT Biotech Holdings Inc. and Jack Jie Qin

10.21(9)	Employment Letter, dated December 20, 2010, between EFT (HK) Limited and Chueng, Chung Man Cyril

10.22(9)	Employment Agreement, dated January 1, 2009, between EFT Biotech Holdings Inc. and Pyng Soon

10.23(9)	English Translation of Form of Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park

10.24(9)	English Translation of Agreement Regarding the "Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park," dated May 31, 2011, among Jack Jie Qin, Meifu Development Co., Ltd. and EFT Investment Co., Ltd.

10.25(9)	English Translation of Agreement Regarding the "Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park," dated May 31, 2011, among Jack Jie Qin, Transglobe Life Insurance Inc. and EFT Investment Co., Ltd.

10.26(9)	English Translation of Amendment Agreement to the "Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park," dated July 1, 2011, among Jack Jie Qin, Meifu Development Co., Ltd. and EFT Investment Co., Ltd.

10.27(9)	English Translation of Amendment Agreement to the "Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park," dated July 1, 2011, among Jack Jie Qin, Transglobe Life Insurance Inc. and EFT Investment Co., Ltd.

14.1(3)	Code of Ethics

21.1(9)	List of Subsidiaries

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

101*	The following materials from the EFT Holdings, Inc. Annual Report on Form 10-K for the year ended March 31, 2012, filed on August 13, 2012 formatted in Extensible Business Reporting Language (XBRL):

● Consolidated Balance Sheets;
● Consolidated Statements of Operations;
● Consolidated Statements of Changes in Equity; and
● Consolidated Statements of Cash Flows, and related notes.

* XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

+ Management Contract.

(1)	Filed as an exhibit to Form 10 (File No.: 001-34222) filed with the SEC on December 10, 2008 and incorporated by reference herein.
(2)	Filed as an exhibit to Form 10-Q for the quarter ended December 31, 2008 (File No.: 001-34222) filed with the SEC on February 13, 2009 and incorporated by reference herein.
(3)	Filed as an Exhibit to Amendment No. 1 to Form 10 (File No.: 001-34222) filed with the SEC on April 13, 2009 and incorporated by reference herein.
(4)	Filed as an Exhibit to Amendment No. 2 to Form 10 (File No.: 001-34222) filed with the SEC on April 21, 2009 and incorporated by reference herein.
(5)	Filed as an Exhibit to Form 10-K (File No.: 001-34222) filed with the SEC on July 17, 2009 and incorporated by reference herein.
(6)	Filed as an Exhibit to Amendment No. 4 to Form 10 (File No.: 001-34222) filed with the SEC on September 3, 2009 and incorporated by reference herein.

(7)	Filed as an Exhibit to Amendment No. 5 to Form 10 (File No.: 001-34222) filed with the SEC on October 19, 2009 and incorporated by reference herein.
(8)	Filed as an Exhibit to Amendment No. 9 to Form 10 (File No.: 001-34222) filed with the SEC on April 16, 2010.
(9)	Filed as an Exhibit to Form 10-K (File No.:000-53730) as filed with the SEC on August 25, 2011.

