Form 10-Q
period 2012-06-30
EFT Holdings, Inc.
filed 2012-09-18
CIK 1450973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2012

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

Larger accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No   ☒

As of the latest practicable date, September 18, 2012, the registrant had 75,983,201 outstanding shares of common stock.

Cautionary Statement

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. The Company’s expectations are as of the date this Form 10-Q is filed, and the Company does not intend to update any of the forward-looking statements after the date this quarterly report on Form 10-Q is filed to conform these statements to actual results, unless required by law. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012 as filed with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

EFT HOLDINGS, INC.

Consolidated Balance Sheets

	June 30, 2012	March 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,535,676	$4,346,517
Securities available for sale	16,291,989	10,082,372
Inventories	2,530,852	3,348,416
Prepaid expenses	443,188	330,778
Other receivables	496,661	364,512
Total current assets	24,298,366	18,472,595

Restricted cash	193,992	193,992
Property and equipment, net	7,556,632	7,824,241
Investment in developments in progress	20,779,249	20,779,249
Security deposit	436,103	435,804
Total assets	$53,264,342	$47,705,881
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$2,433,491	$2,289,648
Commission payable	4,115,804	4,351,420
Other liabilities	543,789	637,141
Unearned revenues	3,343,686	3,436,506
Short-term loan	7,577,583	-
Due to related parties	46,948	46,083
Total current liabilities	18,061,301	10,760,798
Contingent liabilities	2,531,646	2,597,403
Total liabilities	20,592,947	13,358,201

Equity
EFT Holdings, Inc. stockholders' equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value, 4,975,000,000 shares authorized, 75,983,201 shares issued and outstanding at June 30 and March 31, 2012	760	760
Additional paid in capital	52,854,891	52,854,891
Retained deficits	(17,435,167)	(15,771,169)
Accumulated other comprehensive income	920,059	708,431
Total EFT Holdings, Inc. stockholders’ equity	36,340,543	37,792,913
Non-controlling interest	(3,669,148)	(3,445,233)
Total equity	32,671,395	34,347,680
Total liabilities and equity	$53,264,342	$47,705,881

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Income (Unaudited)

	Three Months Ended
	June 30, 2012	June 30, 2011

Sales revenues, net	$602,086	$9,520,294
Shipping charges	117,617	1,001,810
Access fees	108,270	-
Transportation income – Excalibur	-	1,012
	827,973	10,523,116
Cost of goods sold	135,936	1,190,596
Shipping costs	418	630,962
Operating costs - Excalibur	254,562	291,473
	390,916	2,113,031
Gross profit	437,057	8,410,085
Operating expenses:
Selling, general and administrative expenses	1,446,928	1,982,111
Provision for inventory obsolescence	683,687	-
Marketing expenses	-	41,441
Royalty expenses	59,052	271,925

Total operating expenses	2,189,667	2,295,477
Net operating income/(loss)	(1,752,610)	6,114,608
Other income
Interest income	93,239	185,396
Interest expense	(36,573)	-
Loss on disposal of fixed assets	(12,656)	-
Gain/(loss) on disposal of securities available-for-sale	(619)	86,000
Dividend income	14,459	12,528
Foreign exchange gain/(loss)	(74,830)	611,642
Other income	1,628	2,393
Total other income/(loss)	(15,352)	897,959

Net income/(loss) before income taxes and non-controlling interest	(1,767,962)	7,012,567
Income taxes	-	-
Net income/(loss)	(1,767,962)	7,012,567
Non-controlling interest	103,964	329,835
Net income/(loss) attributable to EFT Holdings, Inc.	$(1,663,998)	$7,342,402

Net income/(loss) per common share
Basic and diluted	$(0.02)	$0.10
Weighted average common shares outstanding
Basic and diluted	75,983,201	75,983,201

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)
Net income/(loss)	$(1,767,962)	$7,012,567

Other comprehensive income/(loss)
Foreign currency translation adjustment	271,560	276,645
Unrealized gain on securities available for sale	(59,932)	81,326
Comprehensive income	(1,556,334)	7,370,538
Less: Comprehensive loss attributable to non-controlling interests	(119,951)	(329,835)
Comprehensive income/(loss) attributable to EFT Holdings, Inc.	$(1,436,383)	$7,700,373

EFT HOLDINGS, INC.

Consolidated Statements of Changes in Equity (Unaudited)

					Accumulated
			Additional	Retained	Other		Total
	Common Stock		Paid-in	Earnings	Comprehensive	Non-controlling	Stockholders'
	Shares	Amount	Capital	(Deficits)	Income (Loss)	Interests	Equity

BALANCE, MARCH 31, 2011	75,983,201	$760	$52,854,891	$(19,358,694)	$462,790	$(2,159,872)	$31,799,875

Comprehensive income:
Net income/(loss)	-	-	-	3,587,525	-	(1,550,358)	2,037,167
Unrealized gain on securities available for sale	-	-	-	-	200,964	-	200,964
Foreign currency translation adjustment	-	-	-	-	44,677	264,997	309,674
Total comprehensive income							2,547,805

BALANCE, MARCH 31, 2012	75,983,201	$760	$52,854,891	$(15,771,169)	$708,431	$(3,445,233)	$34,347,680

Comprehensive income:
Net loss	-	-	-	(1,663,998)	-	(103,964)	(1,767,962)
Unrealized loss on securities available for sale	-	-	-	-	(59,932)	-	(59,932)
Foreign currency translation adjustment	-	-	-	-	271,560	(119,951)	151,609
Total comprehensive income							(1,676,285)

BALANCE, JUNE 30, 2012	75,983,201	$760	$52,854,891	$(17,435,167)	$920,059	$(3,669,148)	$32,671,395

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net income/(loss)	$(1,767,962)	$7,012,567
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation and amortization	297,545	271,892
(Gain)/loss from securities available for sale	619	(86,000)
Provision for Inventory obsolescence	683,687	-
Loss on disposal of fixed assets	12,656	-
Changes in operating assets and liabilities:
Inventories	133,877	(726,101)
Prepaid expenses and other receivables	(165,017)	53,247
Accounts payable	123,922	(40,152)
Commission payable	(235,616)	(1,645,826)
Other liabilities	(152,653)	262,595
Unearned revenues	(92,820)	(8,473,707)
Net cash used in operating activities	(1,161,762)	(3,371,485)

Cash flows from investing activities:
Additions to fixed assets	(41,480)	(19,142)
Investment in development in progress	-	(3,483,107)
Purchase of securities available for sale	(7,235,230)	(432,480)
Proceeds from available for sales securities	965,062	5,086,461
Net cash provided by/(used in) investing activities	(6,311,648)	1,151,732

Cash flows from financing activities
Proceeds from short-term loans	7,577,583	-
Net cash provided by financing activities	7,577,583	-

Effect of exchange rate changes on cash	84,986	(565,374)
Net increase/(decrease) in cash	189,159	(2,785,127)
Cash, beginning of period	4,346,517	26,805,205
Cash, end of period	$4,535,676	$24,020,078
Supplemental disclosures of cash flow information:
Interest expenses paid in cash	$2,349	$-

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

The Company’s business is classified by management into three reportable segments: online, transportation and beverage. These reportable segments are three distinct businesses, each with a different customer base, marketing strategy and management structure. Substantially all of the Company’s revenue is generated from Mainland China.

The online business reportable segment is an aggregation of the Company’s online operating segments, which are organized to sell the Company’s products to “Affiliates” through its website. To become an Affiliate, a customer must be recommended by another Affiliate, make a minimum purchase of $600, and pay $60 for shipping and handling fees. The Company, through its subsidiaries, uses the internet as its ‘storefront’ and business platform to sell and distribute American brand products consisting of 27 different nutritional products, some of which are oral sprays, 21 different personal care products, an environmentally protective automotive product, an environmentally friendly house cleaner and a flip top portable drinking container.

The transportation business reportable segment derives revenue from transporting passengers and cargo between Taiwan and Mainland China through the Taiwan Strait. On July 25, 2008, the Company loaned $1,567,000 to Yeuh-Chi Liu, a vendor to the Company. The proceeds of the loan were used by Yeuh-Chi Liu to acquire a 3.97% interest in Excalibur International Marine Corporation, “Excalibur,” which was offered as collateral for the loan. The Company does not expect that this loan will be repaid and the loan was written off as of December 31, 2010. The Company has not yet enforced its interest in the collateral. Yeuh-Chi Liu has served as a member of the board of directors of Excalibur since July 23, 2008. On October 25, 2008, EFT Investment Co. Ltd., “EFT Investment,” a subsidiary of the Company, acquired 48.81% of Excalibur’s capital stock. Due to this combined ownership and the substantial financial support EFT Investment has provided to Excalibur to fund its operations and other factors, EFT Investment is deemed to have a controlling interest in Excalibur as defined by Accounting Standards Codification, “ASC,” Topic 810, Consolidation, which required the Company to consolidate the financial statements of Excalibur.

Historically, Taiwan Vessel Law set forth certain Taiwan shareholding requirements for companies owning ships registered in Taiwan. For example, a limited liability company owning a ship registered in Taiwan, not operating international liners, like Excalibur, was required to have at least 2/3 of its capital stock owned by Taiwanese citizens. However, violation of this requirement did not subject the Company to fines and/or other penalties. The Vessel Law was amended in December 2010, and, after the amendment, no more than 50% of the capital stock of limited liability companies owning ships registered in Taiwan, like Excalibur, can be owned by non-Taiwanese citizens. Therefore, the Company’s ownership in Excalibur is no longer required to be reduced to 33% and the Company’s ownership of 48.81% of the capital stock of Excalibur is in compliance with applicable law in Taiwan.

The beverage reportable segment derives revenue and expense from the bottled water factory in Baiquan, Heilongjiang Province, China. This bottled water factor is expected to start production by the end of December 2012.

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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used in preparation of these consolidated financial statements for the three months ended June 30, 2012 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

Recent accounting pronouncements

There are no new accounting pronouncements adopted or enacted during the three months ended June 30, 2012 that had, or are expected to have, a material impact on the Company’s financial statements.

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

As discussed in Note 9, the Company’s investment in the transportation equipment of Excalibur has been valued at fair value, on a non-recurring basis, using Level 3 – unobservable inputs, to reflect management’s estimate that the net book value of the transportation equipment owned by Excalibur exceeded its market value. Accordingly, on a non-recurring basis, using Level 3 – unobservable inputs, the Company recorded an impairment loss of $5.4 million during the year ended March 31, 2011 because the net book value of the equipment has exceeded its market value. No impairment loss was recorded for the three months ended June 30, 2012 because the net book value of the equipment was below its market value.

As discussed in Note 10, the Company’s investment in CTX Virtual Technologies has been measured at fair value, on a non-recurring basis, using Level 3 – unobservable inputs, to reflect the Company’s assessment of its inability to recover its investment in the foreseeable future. Accordingly, on a non-recurring basis, using Level 3 – unobservable inputs, the Company recorded an impairment loss of $5.0 million during the year ended March 31, 2011.

Assets measured at fair value are summarized below:

	June 30, 2012
	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total
Securities available for sale - Corporate bonds	$16,291,989	$-	$-	$16,291,989
CTX Virtual Technologies	-	-	-	-
Transportation equipment of Excalibur	-	-	6,024,609	6,024,609
Total assets measured at fair value	$16,291,989	$-	$6,024,609	$22,316,598

	March 31, 2012
	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total
Securities available for sale - Corporate bonds	$10,082,372	$-	$-	$10,082,372
CTX Virtual Technologies	-	-	-	-
Transportation equipment of Excalibur	-	-	6,225,519	6,225,519
Total assets measured at fair value	$10,082,372	$-	$6,225,519	$16,307,891

Note 4 – INVENTORIES

Inventories are valued at the lower of cost, determined on a first-in, first-out or market basis. Inventory consists of nutritional, personal care, automotive additive, environmentally safe products, portable drinking containers and EFT-Phone. The Company has two warehouses, one in City of Industry, CA and the other in Kowloon, Hong Kong. The Company also consigned some of its inventories to two logistic service providers in China. On a quarterly basis, the Company’s management reviews inventory levels in each country for estimated obsolescence or unmarketable items, as compared with future demand requirements and the shelf life of the various products. Based on this review, the Company records inventory write-downs when costs exceed expected net realizable value.

The components of inventories were as follows:

	June 30, 2012	March 31, 2012
Raw materials	$53,861	$33,691
Supplies	11,834	11,449
Finished goods	3,148,844	3,303,276
	3,214,539	3,348,416
Less: Provision for inventory obsolescence	(683,687)	-
	$2,530,852	$3,348,416

As discussed in Note 14, the Company’s inventories were collateralized for a short-term loan as of June 30, 2012.

Note 5 - RESTRICTED CASH

On August 20, 2009, Taiwan Taipei district court froze Excalibur’s cash of $193,992 as a result of a lawsuit filed by Marinteknik Shipbuilders (S) Pte Ltd., a Singapore company, against Excalibur in the Taiwan Taichung District Court. The lawsuit claims Excalibur owes service fees and out-of-pocket expenses of $249,731 to Marinteknik Shipbuilder (S) Pte Ltd.

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2012	March 31, 2012
Construction in progress	$-	$3,547
Transportation equipment	11,611,785	11,611,785
Property and plant	916,404	914,535
Leasehold improvements	518,659	518,659
Automobiles	241,023	241,023
Computer equipment	138,582	169,959
Furniture and fixtures	95,685	95,685
Machinery and equipment	357,522	349,128
	13,879,660	13,904,321
Less: Accumulated depreciation	(6,323,028)	(6,080,080)
	$7,556,632	$7,824,241

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

The Company uses the “EFT” name, a trademark owned and licensed to it by EFT Assets Limited. The Company is required to pay an annual royalty to EFT Assets Limited equal to a percentage of its gross sales for the previous fiscal year. The percentage is 5% for the first $30 million in gross sales, 4% for the $10 million in gross sales in excess of $30 million, 3% for the $10 million in gross sales in excess of $40 million; 2% for the $10 million in gross sales in excess of $50 million; and 1% for the $10 million in gross sales in excess of $60 million. EFT Assets Limited is owned by a number of persons, including Wendy Qin, director of EFT International Ltd. Ms. Qin is the sister of Jack Jie Qin, the Company’s president. During the three months ended June 30, 2012 and 2011, the Company paid EFT Assets Limited $59,052 and $271,925, respectively, in royalties.

The Company rents a 6,500 square foot office space for its satellite training center in Hong Kong. This office is located at Langham Office Tower, 8 Argyle Street, Suite 3706, Kowloon, Hong Kong SAR. The leased space is owned by a number of persons, including Wendy Qin, a director of EFT (HK) Ltd. and the sister of Jack Qin, the Company’s president. The lease for this space expires on March 31, 2015, with a monthly rental of $30,900. During the three months ended June 30, 2012 and 2011, the Company paid the lessor $92,784 and $94,473, respectively, in rental expense.

In March 2010, one of the Company’s subsidiaries, EFT International Ltd., entered into a consultancy agreement with JFL Capital Limited, a company in which Wendy Qin serves as a director and is one of the principal shareholders. Under this agreement, EFT International Ltd. engaged JFL Capital Limited to provide EFT International Ltd. consultancy services on administration, financial matters, corporate planning and business development commencing from April 1, 2010, and the annual fee will be increased at the rate of $15,000 each year. The agreement may be terminated by either party on three months’ written notice. During the three months ended June 30, 2012 and 2011, EFT International Ltd. paid JFL Capital Limited consultancy fees of $86,250 and $82,500, respectively.

Note 8 – INVESTMENT IN DEVELOPMENT IN PROGRESS

On May 2, 2011, Jack Qin, as an agent, entered into two series of agreements, one series with Meifu Development Co., Ltd. (“Meifu”) and the other series with TransGlobe Life Insurance Inc. (“TransGlobe”), to purchase an office building located in Taipei, Taiwan (the “Taiwan Building”). The Taiwan Building consists of 14 floors and 144 parking spaces. The agreements signed with Meifu concerned the purchase of the 8th-14th floors, 1 out of 2 units on the 7th floor and 79 parking spaces, while the agreements signed with TransGlobe were for the purchase of the 1st-6th floors, the other unit on the 7th floor and the remaining 65 parking spaces in the Taiwan Building. The Taiwan Building is under construction and will be completed by the end of 2013. The total purchase price for the Taiwan Building is approximately $238.1 million. The Company intended to retain one floor of the Taiwan Building for its own business operations and planned to sell the majority of the remaining floors.

On July 1, 2011 and July 7, 2011, EFT Investment Co. Ltd. (“EFT Investment”), a wholly-owned subsidiary of the Company, as a party to the contract in place of Jack Qin, entered into two sets of agreements (the “July 2011 Agreements”) with the sellers of the Taiwan Building that provided for substantially the same rights and obligations as the original May 2, 2011 agreements. Pursuant to the terms of the July 2011 Agreements, EFT Investment was obliged to pay the remaining twelve outstanding installments with various amounts due up to the scheduled completion of the Taiwan Building. Each subsequent quarterly payment, starting from April 20, 2012, was approximately $4 million. Finally, the residual payment of approximately $163.6 million was due at the time of completion of the Taiwan Building. As of June 30, 2012, payment of NTD600 million, approximately $20.8 million, has been made.

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

On June 15, 2012, EFT Investment received a letter (the “Meifu Letter”) from Meifu wherein Meifu served notice of termination (as of that date) of its contracts with EFT Investment for the purchase of the Taiwan Building and a purported forfeiture of EFT Investment’s deposit of approximately $16.7 million (the “Deposit”). Subsequently, on June 29, 2012, EFT Investment’s local counsel issued a letter to Meifu alleging fraud and misrepresentation by Meifu during the course of the transactions. EFT Investment contended that the Meifu Letter and the purported termination of contracts between Meifu and EFT Investment were invalid and demanded the return of the Deposit and construction advances. On July 3, 2012, EFT Investment’s local counsel issued a letter to TransGlobe with substantially the same contentions as contained in the June 29, 2012 letter to Meifu, and therein argued that the contracts between TransGlobe and EFT Investment were terminated and requested that all payments made to TransGlobe be returned.

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

The Company consolidates Excalibur based on a three-month lag with the Company’s reporting periods. All inter-company accounts and transactions were eliminated in consolidation. The following table provides a summary of balance sheet information for Excalibur as of March 31, 2012 and 2011, which is consolidated in the Company’s financial statements as of June 30, 2012 and 2011:

	Excalibur International Marine Corporation
	March 31, 2012		March 31, 2011
	NTD*	USD	NTD	USD
Total assets	232,620,608	6,594,334	271,745,249	9,662,645
Total liabilities	408,806,675	13,709,145	372,731,342	12,677,935
Net liabilities	(176,186,067)	(7,114,811)	(100,986,093)	(3,015,290)
48.81% ownership	(85,996,419)	(3,472,739)	(49,291,312)	(1,471,763)

*NTD: New Taiwan Dollar

On August 8, 2010, Excalibur’s ship, the OceanLaLa, was damaged when sailing in the Taiwan Strait.  As a result of the damage suffered, the OceanLaLa has been taken out of service and management estimated that the net book value of the equipment exceeded its market value and an impairment loss of $5.4 million has been provided for the year ended March 31, 2011.

Additional information concerning Excalibur is included in Notes 13 (Contingent Liabilities) and 19 (Litigation).

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

On March 12, 2011, CTX elected to convert the full principal amount of $5,000,000 and paid the Company in full all accrued and unpaid interest owing. Because CTX common stock was not listed on the American Stock Exchange, the OTC Bulletin Board or NASDAQ by February 28, 2011, the number of shares of common stock and warrants issued on conversion of the loan was increased by 25% to 10,593,220. The common stock of CTX is quoted on the Pink OTC market. On March 31, 2011, the closing market price of CTX common stock, as reported by NASDAQ, was $1.93. However, this company’s common stock is very thinly traded and, as reported by NASDAQ, a total of 174,487 common shares were traded during the year ended March 31, 2011 at an average price, based on reported closing prices, of $1.21 per share. Because of the lack of a sufficiently active market, the Company does not believe that quoted market prices for CTX’s common stock are a reliable indicator of the fair value of the investment.  Despite repeated inquires and requests to CTX for current financial information that would allow the Company to assess the recoverability of its investment, the Company has not been able to obtain any information to enable it to assess the fair value of this investment. Accordingly, management concluded that it would be prudent to conclude, in the absence of persuasive evidence to the contrary (and, in particular, in light of CTX’s refusal to provide the Company with any financial information), that the investment should be considered impaired and therefore the Company has recorded an impairment loss of $5,000,000 during the year ended March 31, 2011.

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

On June 30, 2012, the closing market price of CTX common stock, as reported by NASDAQ, was $1.48 per share, based on a trade of 100 shares on June 27, 2012. Prior to that trade, the closing market price of CTX common stock, as reported by NASDAQ, was $0.95 per share. This company’s common stock continues to be very thinly traded and, as reported by NASDAQ, a total of 4,100 common shares were traded during the three months ended June 30, 2012 at an average price, based on reported closing prices, of $1.32. Because of the lack of a sufficiently active market, the Company does not believe that quoted market prices for CTX’s common stock are a reliable indicator of the fair value of our investment.

The Company may seek to recover a portion of its investment through the sale of common stock in the open market. However, because of the size of the Company’s position in relation to the market, the Company does not expect to be able to recover any significant portion of its investment in the foreseeable future.

As discussed in Note 14, the Company’s investment in CTX has been used to collateralize a short-term loan.

Note 11 - OTHER LIABILITIES

Other liabilities consist of the following:

	June 30, 2012	March 31, 2012

Payroll liabilities	$112,010	$104,723
Warranty liabilities	3,528	3,748
Accrued expenses	414,226	509,088
Provision for tax	4,788	4,788
Others	9,237	14,794
	$543,789	$637,141

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its limited warranty. Changes in the warranty liability for standard warranties which are included in current liabilities on the Company’s Consolidated Balance Sheets are presented in the following tables:

	June 30, 2012	March 31, 2012
Warranty liability as at beginning of period, current	$3,748	$88,784
Cost accrued/(reversal) of costs	2,005	(73,753)
Service obligations honored	(2,225)	(11,283)
Warranty liability as at end of period, current	$3,528	$3,748

Note 12 – DUE TO RELATED PARTIES

	June 30, 2012	March 31, 2012
Amount due to related parties:	$46,948	$46,083

The above amounts are due to Steve Hsiao, a shareholder of Excalibur.

Note 13 - CONTINGENT LIABILITIES

The Company’s controlled subsidiary, Excalibur, purchased the vessel “OceanLaLa” from a British Virgin Islands, “BVI,” company, Ezone Capital Co. Ltd., in 2008. The purchase price was EURO16,000,000, equivalent to approximately $23.7 million. The vessel was delivered to Excalibur and registered as owned by Excalibur at the end of 2008. The last payment of EURO2,000,000, equivalent to approximately $2,531,646, is still under dispute as Excalibur believes that certain special equipment relating to the OceanLaLa, including special tooling, was not delivered at the time of sale and that one of the Ezone’s directors did not act in good faith and was involved in self-dealing.

Note 14 – SHORT-TERM LOAN

As discussed in Note 8, EFT Investment was obliged to pay the remaining twelve outstanding installments (with various amounts due) for the Taiwan Building up to the scheduled completion. As of June 30, 2012, the Company had received approximately $7.6 million from a third-party, non-affiliate lender, Elite Capital Company Limited (Hong Kong), in order to provide additional cash funds for payments related to the Taiwan building. The loan agreement was signed on September 13, 2012, with an effective date of May 2, 2012.

The loan is for an amount not to exceed $8 million, and bears an interest rate of 3% per annum. The balance of the loan is to be repaid on October 31, 2012. The loan is collateralized by the Company’s investment in CTX and inventories, with a combined book value before impariment of approximately $8 million.

Note 15 – STOCKHOLDERS’ EQUITY

Common stock

As of June 30, 2012, the Company had 4,975,000,000 shares of common stock authorized and 75,983,201 shares issued and outstanding.

The Company did not issue any shares of common stock during the three months ended June 30, 2012.

Warrants

As of June 30, 2012, the Company’s subsidiary Digital Development Partners Inc. has 2,000,000 common stock warrants outstanding, and 330,665 Series A and 330,665 Series B warrants outstanding, which are accounted for as equity instruments.  The 2,000,000 warrants will expire on June 1, 2014 and permit the holders to purchase one share of Digital’s common stock at an exercise price of $1.00 per share. The Series A and Series B warrants will expire on September 30, 2014 and permit the holders to purchase one share of Digital’s common stock at an exercise price of $1.00 per share and $1.25 per share, respectively.

 Note 16 - INCOME TAXES

The Company was incorporated in the United States and has operations in five tax jurisdictions - the United States, the Hong Kong Special Administrative Region (“HK SAR”), mainland China, Taiwan, and the BVI.

The Company generated substantially all of its net income from its BVI operations for the three months ended June 30, 2012.  According to BVI tax law this income is not subject to any taxes. The Company’s HK SAR subsidiaries are subject to a 16.5% profit tax based on its taxable net profit. EFT (HK) Ltd provides management service to a BVI subsidiary, and the BVI subsidiary reimburses EFT HK Ltd for its total operating expenses plus 5% mark up, and the income is subject to 16.5% profit tax. The deferred tax assets for the Company’s US operations and HK SAR subsidiaries were immaterial for the three months ended June 30, 2012.

The Company’s Taiwanese subsidiary and its factory in mainland China, are subject to a 17% and 25% standard enterprise income tax, respectively, based on its taxable net profit. These subsidiaries have incurred net accumulated operating losses for income tax purposes and believe that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, it has provided full valuation allowance for the deferred tax assets arising from the losses as of June 30, 2012 and 2011.

The income tax expenses consist of the following:

Three Months Ended June 30,
	2012	2011
Current:
Domestic	$-	$-
Foreign	-	-
Deferred	-	-
Income tax expenses/(benefit)	$-	$-

A reconciliation of income taxes, with the amounts computed by applying the statutory federal income tax rate, 37% for the three months ended June 30, 2012 and 2011, to income before income taxes for the three months ended June 30, 2012 and 2011, is as follows:

	Three Months Ended June 30,
	2012	2011
Income tax at U.S. statutory rate	$(588,103)	$2,716,688
State tax	-	-
Indefinitely invested earnings/(incurred losses) of foreign subsidiaries	586,238	(2,753,061)
Nondeductible expenses	1,865	36,373
Income tax expenses/(benefit)	$-	$-

The Company does not have any uncertain tax positions. In accordance with ASC Topic 740, interest associated with unrecognized tax benefits are classified as income tax and penalties are classified in selling, general and administrative expenses in the statements of operations. For the three months ended June 30, 2012, due to amendment of 2007 tax return, approximately $97,000 was provided for related interest and penalties expenses. The Company is currently under audit by the U.S. Internal Revenue Service for the tax year ended March 31, 2009. This audit is currently in the discovery stage, and the Company cannot determine at this stage if the audit will result in an additional liability or a refund.

 Note 17 - COMMITMENTS

Executive Offices

The Company leases 3,367 square feet of space in California that serves as its principal executive offices. The lease expires in February 2013.  The monthly rent for the fiscal year ended March 31, 2013 is $9,832. Future minimum lease payments under the operating lease are as follows:

Year Ending March 31,

2013	$78,656

The Company rents office space for its satellite training center in Hong Kong.  The lease expires on March 31, 2015, with a monthly rental of $30,900. Future minimum lease payments under the operating lease are as follows:

Year Ending March 31,

2013	278,351
2014	371,134
2015	371,134

The Company rents storage space for its satellite training center in Hong Kong.  The lease provides for monthly lease payments approximating $900 starting on January 4, 2011 and expiring on January 3, 2013. Future minimum lease payments under the operating lease are as follows:

Year Ending March 31,

2013	6,300

Total rent expenses for the three months ended June 30, 2012 and 2011, were $164,062 and $156,536, respectively.

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

Pyng Soon

On January 1, 2012, the Company entered into a new employment agreement with Pyng Soon, the Company’s General Counsel. The employment agreement has a term for one year, and can be extended for one additional year by the agreement of both parties. The agreement may be terminated by either party on 30 days’ written notice.

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

Purchase obligation

The Company’s wholly owned subsidiary, EFT Investment Co. Ltd, has entered into agreements to purchase an office building located in Taipei, Taiwan. The office building is under construction and will be completed by the end of 2013. The total purchase price for the office building is NTD7.1 billion, equivalent to approximately $238.1 million.

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

If the Company breaches any provisions relating to the terms and method of payment stated in the agreement, the seller may confiscate an amount calculated as 15 percent of the total real estate price, approximately $36 million. If the amount to be confiscated exceeds the amount of the price already paid, it shall be limited to the amount of the price already paid and the parties may rescind the agreement. As of June 30, 2012, payment of NTD600 million, equivalent to approximately $20.8 million, has been made to the seller.

Note 18 – SEGMENT INFORMATION

The Company’s business is classified by management into three reportable segments: online, transportation and beverage. The online business reportable segment is an aggregation of the Company’s online operating segments, which are organized to sell the Company’s products to Affiliates through its website. The online business reportable segment derives revenue from the sales of nutritional products, personal care products and EFT-phones and access fees for its network platform. The transportation service reportable segment derives revenue from transport passengers and cargo between Taiwan and Mainland China through the Taiwan Strait. The beverage business reportable segment derives revenue and expenses from the bottled water factory in Baiquan, Heilongjiang Province, China.

Although substantially all of the Company’s revenue is generated from Mainland China, the Company is organizationally structured along business segments. The accounting policies of each of the Company’s operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.”

The following tables provide the business segment information as of and for the three months periods ended June 30, 2012 and 2011. Income tax allocations have been determined based on statutory rates in the applicable business segment.

	Three months ended June 30, 2012
	Online business	Transportation business	Beverage business	Total
Sales revenues, net	$827,973	$-	$-	$827,973
Cost of goods sold	(136,354)	(254,562)	-	(390,916)
Gross profit	691,619	(254,562)	-	437,057
Operating expenses:
Selling, general and administrative expenses	1,161,321	208,309	77,298	1,446,928
Provision for inventory obsolescence	683,687	-	-	683,687
Royalty expenses	59,052	-	-	59,052
Total operating expenses	1,904,060	208,309	77,298	2,189,667
Net operating income	(1,212,441)	(462,871)	(77,298)	(1,752,610)
Other income	70,695	(87,663)	1,616	(15,352)
Income before income tax	(1,141,746)	(550,534)	(75,682)	(1,767,962)

Total long-lived assets	289,584	6,027,839	1,239,209	7,556,632

Additions to long-lived assets	29,207	6,109	6,164	41,480

	Three months ended June 30, 2011
	Online business	Transportation business	Beverage business	Total
Sales revenues, net	$10,522,104	$1,012	$-	$10,523,116
Cost of goods sold	(1,821,558)	(291,473)	-	(2,113,031)
Gross profit	8,700,546	(290,461)	-	8,410,085
Operating expenses:
Selling, general and administrative expenses	1,533,037	377,122	71,952	1,982,111
Marketing expenses	41,441	-	-	41,441
Royalty expenses	271,925	-	-	271,925
Total operating expenses	1,846,403	377,122	71,952	2,295,477
Net operating income	6,854,143	(667,583)	(71,952)	6,114,608
Other income	286,252	612,157	(450)	897,959
Income before income tax	7,140,395	(55,426)	(72,402)	7,012,567

Total long-lived assets	415,637	8,660,678	1,143,951	10,220,266

Additions to long-lived assets	3,215	-	15,927	19,142

Note 19 – LITIGATION

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

Excalibur purchased the OceanLaLa from Ezone Capital Co. Ltd., prior to its acquisition by the Company.  The last payment of EURO2,00,000 equivalent to approximately $2,531,646, was withheld by Excalibur since Excalibur believed that special tooling was not delivered at the time of sale and that an Ezone’s director did not act in good faith and was involved in self-dealing.

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

EFT Investment Co. Ltd. filed a lawsuit against Hsiao Zhong-Xing, former general manager of Excalibur, and Lu Zhuo-Jun, former vice general manager of Excalibur, collectively "Defendants,” in the Taiwan Shihlin District Prosecutors office on October 1, 2010. EFT Investment Co. Ltd. alleges, among other things, that Defendants committed the offences of capital forging, fraud, breach of trust, and document fabrication. The case is pending before the Shihlin District Court.

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

On August 2, 2010, the Company commenced a legal proceeding against Marinteknik Shipbuilders (S) Pte Ltd., and three other persons in the High Court of the Republic of Singapore alleging fraud, misrepresentation, and deceit on the part of the defendants with respect to Excalibur’s purchase of the OceanLaLa. The Company claims that the wrongful actions of the defendants resulted in damages of $19,000,000 to the Company. The case is still pending.

On August 18, 2010, Excalibur received a statement of claim, equivalent to a complaint in the United States, that was filed in the Taichung District Court, Taiwan, by Ezone Capital Co., Ltd., demanding approximately 2,000,000 Euros, equivalent to approximately $2,600,000, for the unpaid balance of the purchase price of the OceanLaLa (see Note 13). Excalibur has denied the claims of Ezone on the basis that the OceanLaLa was defective, unseaworthy, and not fit for its intended purpose. Excalibur has also filed a counterclaim against Ezone seeking a full refund of all amounts paid for the OceanLaLa, as well as reimbursement for amounts incurred on maintenance and repairs. The case proceeding is concluded and waiting for the disposition by the court.

On October 14, 2011, the Company initiated a complaint in the Superior Court of California, County of Los Angeles, for damages against Man Kwok So, former member of the Board of Directors and chief financial officer of the Company, for allegations including, but not limited to, fraud, defamation, breach of fiduciary duty and conversion. The Company seeks compensatory damages in the amount of US$33,933.60 and full relinquishment of Mr. So’s 300,000 shares of EFT stock. The case is pending.

Note 20 - SUBSEQUENT EVENTS

In relation to the Taiwan Building discussed in Note 8, on July 3, 2012, EFT Investment’s local counsel issued a letter to TransGlobe with substantially the same contentions as contained in the June 29, 2012 letter to Meifu, and therein argued that the contracts between TransGlobe and EFT Investment were terminated and requested that all payments made to TransGlobe be returned. See Note 8 to these consolidated financial statements for further information.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Products

The Company sells 27 different nutritional products (some of which are oral sprays); 21 different personal care products; an environmentally protective automotive product, an environmentally friendly house cleaner and a flip top portable drinking container that contains a filter to remove impurities from the water.  The Company’s products are biodegradable and are not regulated by federal, state or local environmental laws or environmental laws of its key target markets.

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

Manufacturing

The Company’s products are manufactured by third-party vendors and are packaged under its brand. The packaging for its products clearly states the country of manufacture, which is currently the United States in most cases. The Company does not have any long-term supply contracts or agreements with any manufacturers. The Company orders its products directly from vendors on an “as-needed” or “expected need” basis. Raw materials used in the manufacture of the Company’s products are readily available and are not in short supply. The Company is not a party to any agreement for the purchase or delivery of raw materials.

In addition, the Company has constructed a factory and water plant to produce bottled water in Baiquan, Heilongjiang Province, China, which is expected to start production by the end of December 2012.

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

As of August 14, 2012, the Company had 1,249,855 registered Affiliates, most of which were located in China and Hong Kong.  For the three months ended June 30, 2012, the Company did not have any sales activities in the United States. None of the Company’s Affiliates account for a significant portion of the Company’s business.

The Company pays its Affiliates a commission on the products they order from the Company. The commission is approximately 60% of the total dollar amount of the order. Commissions are considered a reduction of the sales price of the Company’s products and are reflected in the Company’s financial statements as a reduction in revenue. The commissions earned by each Affiliate are held in book entry form. The Affiliate can use the commissions to pay for new orders or can transfer the commissions to a bank account where they can be withdrawn, in local currency, at automated teller machines (ATMs) in the country where the Affiliate resides.  With this process, the Company reduces operating expenses and eliminates cumbersome accounting chores such as issuing checks and reconciling bank statements.

Full payment is required in U.S. Dollars prior to shipment of any products. In most cases, once payment is received, products ordered are shipped directly by the Company’s third party manufacturers to the Company’s distribution centers in Hong Kong, China and Korea. Once received at the distribution centers, the products are shipped to the Affiliate placing the order.

Transportation business

On October 25, 2008, the Company acquired, through a wholly owned subsidiary, 48.81% of the capital stock of Excalibur International Marine Corporation, “Excalibur,” a Taiwanese corporation, for $19,193,000. The remaining 51.19% equity interest is held by Taiwan residents. On July 25, 2008, the Company loaned $1,567,000 to Yeuh-Chi Liu, a vendor to the Company. The proceeds of the loan were used by Yeuh-Chi Liu to acquire a 3.97% interest in Excalibur, which was offered as collateral for the loan. The Company does not expect that this loan will be repaid and the loan was written off as of December 31, 2010. The Company has not yet enforced its interest in the collateral.

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

Historically, Taiwan Vessel Law set forth certain Taiwanese shareholding requirements for companies owning ships registered in Taiwan. For example, a limited liability company owning a ship registered in Taiwan not operating international liners (such as Excalibur) was required to have at least 2/3 of its capital stock owned by Taiwanese citizens. However, violation of this requirement did not subject the Company to fines and/or other penalties. The Vessel Law was amended in December 2010, and after the amendment, no more than 50% of the capital stock of limited liability companies owning ships registered in Taiwan, like Excalibur, can be owned by non-Taiwanese citizens. Therefore, the Company’s ownership in Excalibur is no longer required to be reduced to 33%, and the Company’s ownership of 48.81% of the capital stock of Excalibur is in compliance with applicable law in Taiwan.

EFT-Phone and ToByTo reward program

In February 2010, the Company assigned the worldwide distribution and servicing rights to a product known as the “EFT-Phone” to Digital Development Partners, Inc. (“Digital”), previously unrelated company, in exchange for 79,265,000 shares of Digital’s common stock. The shares the Company acquired represent approximately 92% of Digital’s outstanding common stock.

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

Starting from December 2010, the Company introduced some EFT-Phone reward programs to its Affiliates. For example, upon joining a $3,000 program, each Affiliate must pay $3,000 as a non-refundable deposit. When an Affiliate sponsors one new Affiliate, the Company will reward the first Affiliate with a $1,500 instant sponsor bonus. When the first Affiliate sponsors at least two new Affiliates, and those two new Affiliates each also sponsor two new Affiliates, the first Affiliate will have completed the first cycle of the program. The Company would then reward the first Affiliate with an additional $1,500 bonus and deliver an EFT-phone and an e-pad for the cost of $1.

After the completion of the first cycle, each Affiliate will enter into the matrix of the second cycle. Upon completion of the second cycle, the Company will reward the first Affiliate with $3,000. For each subsequent cycle thereafter within the matrix, each Affiliate will need to sponsor a new Affiliate in each cycle in order to qualify for the reward.

On April 1, 2012, the Company assigned network access rights to ToByTo Limited (“ToByTo”), a third-party company. The network access rights to ToByTo Limited include the right to access EFT’s Affiliate database for ToByTo’s marketing campaign, and provides access to EFT’s emoney system to facilitate their sales activities. ToByTo Limited, in return, will compensate EFT by paying access fees in an amount equal to 10% of the respective enrollment fee of every Affiliate who enters the ToByTo Limited travel program each time (but not less than $300 per Affiliate).

eZGT Travel Program

In May 2011, the Company introduced to its Affiliates a series of travel programs attracting Affiliates to enjoy the benefits of travelling internationally. To participate in the Traveler programs, one must initially make a non-refundable deposit according to the programs’ requirements. When the Affiliate completes a cycle of the program he joined, he will receive a bonus reward and the Affiliate only needs to pay $1 for his or her own trip. The reward system of the travel program is similar to the TobyTo reward program.

On April 1, 2012, the Company assigned network access rights to eZGT Limited a third party. The network access rights to eZGT Limited include the right to access EFT’s Affiliate database for eZGT’s marketing campaign, and provides access to EFT’s emoney system to facilitate their sales activities. eZGT Limited, in return, will compensate EFT by paying access fees in an amount equal to 10% of the respective enrollment fee of every Affiliate who enters the eZGT travel program each time (but not less than $300 per Affiliate).

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

The global economy is currently undergoing a period of unprecedented volatility, and the future economic environment may continue to be less favorable than that of recent years. This has led, and could further lead, to reduced consumer spending, and which may affect adversely spending on nutritional and beauty products and other discretionary items, such as the Company’s products. In addition, reduced consumer spending may force the Company and its competitors to lower prices. These conditions may adversely affect the Company’s revenues and profits. In addition, the Company expects future operations to be affected by ToByTo’s marketing and distribution of EFT Phones, eZGT’s marketing of the travel program and the Company’s water bottling operations.

Results of Operations

Comparison for the Three Months Ended June 30, 2012 and 2011

The following sets forth certain of the Company’s consolidated statements of operations information for the three months ended June 30, 2012 and 2011.

(All amounts, other than percentages, in thousands of U.S. dollars)

	THREE MONTHS ENDED 6/30/12	THREE MONTHS ENDED 6/30/11
Item	In Thousands	In Thousands	Amount of Change	% of Change
Sales revenues, net	$602	$9,520	$(8,918)	93%
Shipping charges	118	1,002	(884)	-88%
Access fees	108	-	108	NM
Cost of goods sold	136	1,191	(1,055)	-89%
Shipping costs	-	631	(631)	-100%
Operating costs – Excalibur	255	291	(36)	-12%
Gross profit	437	8,410	(7,973)	-95%
Selling, general and administrative expenses	1,447	1,982	535	-27%
Provision for inventory obsolescence	684	-	684	NM
Royalty expenses	59	272	(213)	-78%
Interest income	93	185	(92)	-50%
Foreign exchange (gain) / loss	(75)	612	(687)	-112%
Net income / (loss) attributable to EFT Holdings, Inc.	(1,767)	7,013	(8,780)	-125%

*NM - not meaningful

Sales revenue, net

Sales revenues, net, significantly deceased to approximately $602,000 for the three months ended June 30, 2012 as compared to approximately $9,520,000 for the three months ended June 30, 2011. Effective April 2011, the Company increased its cost to become an Affiliate from $300 to $600. As a result, sales demand from Affiliates has dropped significantly. Products’ sales orders dropped from $2.2 million to $1.1 million as compared to the same period last year. Recognized sales of products dropped significantly from $9,974,003 to $1,166,036, mainly due to the Company recognizing $8.6 million of revenue in the quarter ending June 30, 2011 for products ordered before March 31, 2011. This increase in sales prior to April 2011 was primarily due to Affiliates stocking up on products prior to the price increase.

Shipping charges

Shipping charges decreased to approximately $118,000 for the three months ended June 30, 2012 from approximately $1,002,000 for the three months ended June 30, 2011 mainly due to the $8.6 million reduction in gross sales.

Access fees

Access fees increased to approximately $108,000 for the three months ended June 30, 2012 as compared to Nil for the three months ended June 30, 2011. On April 1, 2012, the Company assigned network access rights to eZGT Limited (eZGT) and ToByTo Limited (ToByTo). These network access rights include the right to access EFT’s affiliate database for those companies’ marketing campaigns, and access to EFT’s money system to facilitate those companies’ sales activities. Both eZGT and ToByTo compensate EFT by paying access fees in an amount equal to 10% of enrollment fee of every Affiliate who enters the respective programs each time an Affiliate is added.

Cost of goods sold

Cost of goods sold decreased to approximately $136,000 for the three months ended June 30, 2012 from $1,191,000 for the three months ended June 30, 2011, mainly due to a decrease in gross sales of products. Cost of goods sold consists of merchandise purchased from vendors. Gross sales of products declined significantly by 88% from $9,974,003 to $1,166,036. Similarly, cost of sales of products declined by 88% from $1,085,541 to $130,130.

Shipping costs

Shipping costs decreased to $418 for the three months ended June 30, 2012 from approximately $631,000 for the three months ended June 30, 2011, as less stock needed to be transferred to the logistics facility in China. Shipping costs consist of freight charges from the U.S. warehouse and/or vendors to the Company’s logistics facility in China.

Operating cost – Excalibur

Operating cost – Excalibur decreased to approximately $255,000 for the three months ended June 30, 2012 as compared to approximately $291,000 for the three months ended June 30, 2011. As a result of the damage to the OceanLaLa, the vessel has temporarily been taken out of service. The Company continues to minimize the cost associated with maintaining the ship and currently keeps only four crew members on the vessel which has contributed to significantly lower maintenance cost for both periods.

Gross profit

Gross profit decreased to approximately $437,000 for the three months ended June 30, 2012 compared to approximately $8,410,000 for the three months ended June 30, 2011. Gross profit, as a percentage of total revenue, was 53% during this period compared with 80% for the three months ended June 30, 2011. The decrease in gross profit was mainly due to a decrease in gross sales of $9 million as compared to the prior period last year.

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

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to approximately $1,447,000 for the three months ended June 30, 2012 compared to $1,982,000 for the three months ended June 30, 2011, mainly due to a decrease in legal fees associated with legal cases involving Excalibur and EFT Investment Ltd. and a reduction of fees charged by a service provider in the United States. Legal fees decreased to $32,208 for the three months ended June 30, 2012, compared to $318,868 for the three months ended June 30, 2011. The U.S. service provider decreased its fees to $114,285 for the three months ended June 30, 2012 as compared to $269,608 for the three months ended June 30, 2011.

Provision for inventory obsolescence

The management reviewed inventory levels in each country by comparing with recent demand requirements and the shelf life of the various products, and provided $684,000 for estimated obsolescence.

Royalty expenses

Royalty expenses decreased to approximately $59,000 for the three months ended June 30, 2012 as compared to approximately $272,000 for the three months ended June 30, 2011 mainly due to a decrease in gross sales during the year. Royalty payable to EFT Assets is equal to a percentage of the Company’s gross sales based on certain threshold criteria.

Interest income

Interest income decreased to approximately $93,000 for the three months ended June 30, 2012 as compared to approximately $185,000 for the three months ended June 30, 2011. Interest income decreased due to a decrease of investments in corporate bonds as compared to the prior period.

Foreign exchange loss

Foreign exchange loss increased to $75,000 for the three months ended June 30, 2012 as compared to a gain of $611,000 for the three months ended June 30, 2011. Foreign exchange loss increased because of fluctuations in foreign exchange rates, with the RMB depreciating against the U.S. Dollar during this period.

Capital Resources and Liquidity

The following table shows the Company’s sources/ (uses) of cash for the three months ended June 30, 2012 and 2011.

	Three Months Ended June 30
	2012	2011
Net cash used in operating activities	$(1,161,762)	$(3,371,485)
Net cash provided by / (used in) investing activities	(6,311,648)	1,151,732
Net cash provided by financing activities	7,577,583	-
Effect of exchange rate changes on cash	84,986	(565,374)
Net increase / (decrease) in cash	$189,159	$(2,785,127)

The cash and cash equivalents and securities available for sale are the Company’s primary sources of liquidity. The Company believes its existing cash and cash equivalents will be sufficient to maintain its operations at the present level for at least twelve months.

Operating activities

For the three months ended June 30, 2012, net cash used in operating activities was $1,161,762. This was primarily due to a net loss of $1,767,962 adjusted by non-cash related expenses that included depreciation of $297,545, provision for inventory obsolescence of $683,687, and loss on disposal of fixed assets of $12,656, which were offset by a net increase in working capital items of $388,307.

For the three months ended June 30, 2011, the Company recorded a profit of $7,012,567, yet used $3,371,485 in its operating activities. The primary reason that the Company’s operating activities used cash, despite having net income, was that, during the period, the Company paid outstanding commission liabilities of $1,645,826, which required the use of cash but were not expensed in the Company’s statement of operations. The Company also recognized approximately $8,500,000 of unearned revenue during the period but the corresponding cash had been received and recorded at March 31, 2011.

Investing activities

Net cash used in investing activities for the period ended June 30, 2012 was $6,311,648, primarily attributable to the purchase of $41,480 of property and equipment and the purchase of $7,235,230 of corporate bonds, which were partially offset by proceeds from corporate bonds of $965,062.

Net cash provided by investing activities for the period ended June 30, 2011 was $1,151,732, primarily due to proceeds from corporate bonds of $5,086,461, which was partially offset by the purchase of $432,480 of corporate bonds and the Company’s investment in property in progress of $3,483,107.

Financing activities

Net cash provided by financing activities for the period ended June 30, 2012 was $7,577,583, primarily provided by a short-term loan received from an outside party originally scheduled for progressive payment for the investment property in Taiwan. For more information, please see Note 13 to the consolidated financial statements in this Report.

The Company did not use or receive any cash from financing activities during the three months ended June 30, 2011.

Balance Sheet Items

Material changes in the Company’s balance sheet items between June 30, 2012 and March 31, 2012 are discussed below:

Securities Available for Sale

Securities available for sale increased to $16,291,989 as of June 30, 2012 as compared to $10,082,372 as of March 31, 2012, as the Company transferred more funds to invest in corporate bonds to earn interest income.

Property and Equipment, net

Property and equipment, net decreased to $7,556,632 as of June 30, 2012 as compared to $7,824,241 as of March 31, 2012, resulting from depreciation expenses recorded during the current period.

Investment in developments in progress

The Company’s wholly-owned subsidiary, EFT Investment Co. Ltd., entered into two tri-party agreements with the seller of the office building to replace the original contract signed by Mr. Jack Qin as agent on May 2, 2011 to purchase an office building located in Taipei, Taiwan, which is under construction and will be completed by the end of 2013. As of June 30, 2012, deposits approximating $20.8 million have been made to the sellers. Please see Note 19 to the financial statements included as part of this Report for more information.

Accounts Payable

Accounts payable increased to $2,433,491 as of June 30, 2012 as compared to $2,289,648 as of March 31, 2012, resulting from $1,205,327 of royalty expenses that were not paid to EFT Assets by June 30, 2012. Additional information concerning EFT Assets is included in Note 6 (Loans to related parties and related party transactions).

Commission Payable

Commission payable decreased to $4,115,804 as of June 30, 2012 as compared to $4,351,420 as of March 31, 2012 due to lower commissions earned by Affiliates.

Unearned Revenue

Unearned revenue decreased to $3,343,686 as of June 30, 2012 as compared to $3,436,506 as of March 31, 2012. The recording of unearned revenue results from temporary delays in the delivery of products or services to Affiliates. In addition, $1.3 million of unearned revenue related to Affiliates who have enrolled in ToByTo Reward programs and have not qualified yet to receive the Company’s rewards.

Non-controlling interest

This item represents the interest in Excalibur and Digital owned by others. Non-controlling interest liabilities increased because both Excalibur and Digital recorded losses during the year.

Between January and August 2008, the Company sold 14,890,040 Units to non-U.S. residents at a price of $3.80 per Unit. The Units were sold pursuant to the exemption provided by Regulation S under the Securities Act of 1933.Each Unit consisted of one share of the Company’s common stock and one warrant. Each warrant allowed the holder to purchase one share of the Company’s common stock at a price of $3.80 per share at any time prior to November 30, 2010.

The Company received $52,848,489 of proceeds from the private placement and used $19,193,000 from the sale of the Units to purchase its 48.81% interest in Excalibur International Marine Corporation.

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

Since July 2008, the Company has made loans to Excalibur International Marine Corporation. The loans were primarily used by Excalibur to acquire its vessel, the OceanLaLa, and to fund operating costs. As of June 30, 2012, the Company had the following outstanding loans to Excalibur. Because the Company consolidates Excalibur, these loans are not included in its consolidated financial statements.

Principal Amount	Interest Rate	Due Date
$1,564,717	0%	Due on demand
$100,000	8%	August 20, 2012
$250,000	8%	September 1, 2012
$70,000	8%	October 11, 2012
$200,000	8%	October 12, 2012
$1,110,000	8%	November 13, 2012
$47,000	8%	November 17, 2012
$90,000	8%	November 24, 2012
$2,500,000	8%	November 25, 2012
$60,000	8%	December 15, 2012
$51,600	8%	December 23, 2012
$330,000	8%	January 5, 2013
$100,000	8%	January 7, 2013
$75,000	8%	January 20, 2013
$100,000	8%	January 25, 2013
$120,000	8%	February 1, 2013
$160,000	8%	February 11, 2013
$250,000	8%	February 18, 2013
$45,000	8%	February 28, 2013
$140,000	8%	March 10, 2013
$17,000	8%	March 18, 2013
$130,000	8%	April 3, 2013
$65,000	8%	April 13, 2013
$75,000	8%	April 27, 2013
$512,000	8%	April 30, 2013
$34,000	8%	May 4, 2013
$70,000	8%	May 19, 2013
$260,000	8%	June 5, 2013
$150,000	8%	June 28, 2013
$462,000	8%	July 6, 2013
$100,000	8%	July 28, 2013
$9,238,317

The Company also lent $5,000,000 to CTX Virtual Technologies Inc., “CTX,” in July 2010. The loan to CTX was unsecured, bore interest at 8% per year and had a term of one year to July 26, 2011. At any time during the one-year term, the Company could, at its option, convert the loan into 8,474,576 units, with each unit consisting of one share of CTX’s common stock and one warrant (to be increased by 25% to 10,593,220 units if CTX common stock was not listed on either the American Stock Exchange, the OTC Bulletin Board or NASDAQ by February 28, 2011). On March 12, 2011, CTX elected to convert the full amount of $5,000,000 into 10,593,220 units and paid the Company in full for all accrued and unpaid interest that it owed to the Company.

Since February 2010, the Company has started to buy securities available for sale to earn interest, and has invested $16 million in such securities at June 30, 2012.

From May 2011, the Company started to invest in a real estate project in Taiwan. As of June 30, 2012, payment of NTD600 million, approximately $20.8 million, has been made to the property developers.

The unused cash and cash equivalents of $4.5 million at June 30, 2012 will be used in the Company’s daily operations. The Company has no unused lines of credit or other borrowing facilities and believes that its ongoing operations generate sufficient cash to meet its liquidity requirements.

Future Contractual Obligations

	Total	2013	2014	2015	Thereafter
Lease payments	$1,105,575	$363,307	$371,134	$371,134	$-

See Note 16 of the Notes to the Consolidated Financial Statements contained in Item 1 for the Company’s future contractual obligations under the employment agreements with certain of the Company’s executive officers and the consultancy agreement with a related party.

Other than as disclosed above and except for the payment obligation to purchase an office building located in Taipei, Taiwan as disclosed in Item 1- Note 7, the Company does not anticipate any capital requirements for the year ending March 31, 2013.

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

Significant Accounting Policies/Recent Accounting Pronouncements

See Item 1- Note 2 to the financial statements included as part of this report for a description of the Company’s significant accounting policies and recent accounting pronouncements which have, or potentially may have, a material impact on its financial statements.

Critical Accounting Policies and Estimates

During the three months ended June 30, 2012 the Company did not change any of its critical accounting policies or estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

(a)	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Jack Jie Qin and William E. Sluss, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2012, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Qin and William E. Sluss concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2012.

The Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of its disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

(b)	Changes in Internal Controls.

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 19 to the financial statements included as part of this Report.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits

Exhibit No.:	Description:
31.1	Rule 13a-14(a) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jack Qin.

31.2	Rule 13a-14(a) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Sluss.

32.1	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jack Qin.

32.2	Section 1350 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Sluss.

101	The following materials from the EFT Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on September 18, 2012 formatted in Extensible Business Reporting Language (XBRL):*

(i)	Consolidated Balance Sheets (Unaudited),
(ii)	Consolidated Statements of Income (Unaudited),
(iii)	Consolidated Statements of Comprehensive Income (Unaudited),
(iv)	Consolidated Statements of Changes in Equity (Unaudited),
(v)	Consolidated Statements of Cash Flows (Unaudited), and
(vi)	related notes

*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EFT HOLDINGS, INC.
(Registrant)

Date: September 18, 2012	By:	/s/ Jack Jie Qin
Jack Jie Qin
Principal Executive Officer

	By:	/s/ William E. Sluss
William E. Sluss
Principal Financial Officer

