Form 10-Q
period 2012-09-30
EFT Holdings, Inc.
filed 2012-11-14
CIK 1450973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2012

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

As of the latest practicable date, November 14, 2012, the registrant had 75,983,201 outstanding shares of common stock.

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

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements.

EFT HOLDINGS, INC.

Consolidated Balance Sheets

	September 30, 2012	March 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,510,811	$4,346,517
Securities available for sale	17,575,921	10,082,372
Inventories	2,388,607	3,348,416
Prepaid expenses	277,157	330,778
Other receivables	487,278	364,512
Total current assets	24,239,774	18,472,595

Restricted cash	193,992	193,992
Property and equipment, net	7,308,617	7,824,241
Investment in developments in progress	20,779,249	20,779,249
Security deposit	436,429	435,804
Total assets	$52,958,061	$47,705,881
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$2,364,676	$2,289,648
Commission payable	4,147,512	4,351,420
Other liabilities	563,074	637,141
Unearned revenues	3,427,056	3,436,506
Short-term loan	7,937,288	-
Due to related parties	47,798	46,083
Total current liabilities	18,487,404	10,760,798
Contingent liabilities	2,564,103	2,597,403
Total liabilities	21,051,507	13,358,201

Equity
EFT Holdings, Inc. stockholders' equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value, 4,975,000,000 shares authorized, 75,983,201 shares issued and outstanding at September 30 and March 31, 2012	760	760
Additional paid in capital	52,854,891	52,854,891
Retained deficits	(17,785,760)	(15,771,169)
Accumulated other comprehensive income	747,905	708,431
Total EFT Holdings, Inc. stockholders’ equity	35,817,796	37,792,913
Non-controlling interest	(3,911,242)	(3,445,233)
Total equity	31,906,554	34,347,680
Total liabilities and equity	$52,958,061	$47,705,881

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Sales revenues, net	$488,824	$2,722,379	$1,090,910	$12,242,673
Shipping charges	108,891	362,073	226,508	1,363,883
Access fees/(refund)	(16,960)	-	91,310	-
Transportation income – Excalibur	-	12	-	1,024
	580,755	3,084,464	1,408,728	13,607,580
Cost of goods sold	127,184	722,378	263,120	1,912,974
Shipping costs	-	356,851	418	987,813
Operating costs - Excalibur	248,516	262,834	503,078	554,307
	375,700	1,342,063	766,616	3,455,094
Gross profit	205,055	1,742,401	642,112	10,152,486
Operating expenses:
Selling, general and administrative expenses	1,398,389	1,893,262	2,845,317	3,875,373
Inventory obsolescence	23,392	-	707,079	-
Marketing expenses	-	66,554	-	107,995
Royalty expenses – Related party	56,104	442,476	115,156	714,401
Total operating expenses	1,477,885	2,402,292	3,667,552	4,697,769
Net operating income/(loss)	(1,272,830)	(659,891)	(3,025,440)	5,454,717
Other income/(expense)
Interest income	208,782	111,977	302,021	297,373
Interest expense	(59,774)	-	(96,347)	-
Gain/(loss) on disposal of fixed assets	20	-	(12,636)	-
Gain on disposal of securities available-for-sale	71,341	8,364	70,722	94,364
Dividend income	11,195	13,525	25,654	26,053
Foreign exchange gain/(loss)	584,230	(1,523,520)	509,400	(911,878)
Other income	733	2,369	2,361	4,762

Total other income/(expense)	816,527	(1,387,285)	801,175	(489,326)

Net income/(loss) before income taxes and non-controlling interest	(456,303)	(2,047,176)	(2,224,265)	4,965,391
Income tax benefit/(expenses)	(13,138)	64,900	(13,138)	64,900
Net income/(loss)	(469,441)	(1,982,276)	(2,237,403)	5,030,291
Non-controlling interest	118,848	335,277	222,812	665,112
Net income/(loss) attributable to EFT Holdings, Inc.	(350,593)	$(1,646,999)	(2,014,591)	$5,695,403

Net income/(loss) per common share
Basic and diluted	$0.00	$(0.02)	$(0.03)	$0.07
Weighted average common shares outstanding
Basic and diluted	75,983,201	75,983,201	75,983,201	75,983,201

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income/(loss)	$(469,441)	$(1,982,276)	$(2,237,403)	$5,030,291

Other comprehensive income/(loss)
Foreign currency translation adjustment	(483,774)	519,147	(212,214)	795,792
Unrealized gain on securities available for sale	311,620	(174,290)	251,688	(92,964)
Comprehensive income	(641,595)	(1,637,419)	(2,197,929)	5,733,119
Less: Comprehensive loss attributable to non-controlling interests	(123,246)	1,291,507	(243,197)	961,672
Comprehensive income/(loss) attributable to EFT Holdings, Inc.	$(518,349)	$(2,928,926)	$(1,954,732)	$4,771,447

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Changes in Equity (Unaudited)

	Common Stock		Additional Paid-in	Retained Earnings/	Accumulated Other Comprehensive	Non-controlling	Stockholders'
	Shares	Amount	Capital	(Deficits)	Income/(Loss)	Interests	Equity

BALANCE, MARCH 31, 2011	75,983,201	$760	$52,854,891	$(19,358,694)	$462,790	$(2,159,872)	$31,799,875

Comprehensive income:
Net income/(loss)	-	-	-	3,587,525	-	(1,550,358)	2,037,167
Unrealized gain on securities available for sale	-	-	-	-	200,964	-	200,964
Foreign currency translation adjustment	-	-	-	-	44,677	264,997	309,674

BALANCE, MARCH 31, 2012	75,983,201	$760	$52,854,891	$(15,771,169)	$708,431	$(3,445,233)	$34,347,680

Comprehensive income:
Net loss	-	-	-	(2,014,591)	-	(222,812)	(2,237,403)
Unrealized loss on securities available for sale	-	-	-	-	251,688	-	251,688
Foreign currency translation adjustment	-	-	-	-	(212,214)	(243,197)	(455,411)

BALANCE, SEPTEMBER 30, 2012	75,983,201	$760	$52,854,891	$(17,785,760)	$747,905	$(3,911,242)	$31,906,554

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net income/(loss)	$(2,237,403)	$5,030,291
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	563,015	557,566
Gain from securities available for sale	(70,722)	(94,364)
Stock compensation	(6,098)	-
Provision for Inventory obsolescence	707,079	-
Loss on disposal of fixed assets	12,636	-
Changes in operating assets and liabilities:
Inventories	252,730	(1,036,963)
Prepaid expenses and other receivables	(20,773)	33,446
Accounts payable	52,509	337,557
Commission payable	(203,908)	(2,187,077)
Other liabilities	(98,975)	285,230
Unearned revenues	(9,450)	(10,074,433)
Net cash used in operating activities	(1,059,360)	(7,148,747)

Cash flows from investing activities:
Additions to fixed assets	(57,954)	(77,946)
Additions to intangible assets	-	(11,285)
Investment in development in progress	-	(20,632,737)
Purchase of securities available for sale	(17,285,165)	(683,623)
Proceeds from available for sales securities	10,120,125	5,798,748
Net cash used in investing activities	(7,222,994)	(15,606,843)

Cash flows from financing activities
Proceeds from short-term loans	7,937,289	-
Net cash provided by financing activities	7,937,289	-

Effect of exchange rate changes on cash	(490,641)	701,362
Net decrease in cash	(835,706)	(22,054,228)
Cash, beginning of period	4,346,517	26,805,205
Cash, end of period	$3,510,811	$4,750,977
Supplemental disclosures of cash flow information:
Interest expenses paid in cash	$3,294	$-
Income taxes paid in cash	$12,109	$-

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

The online business reportable segment is an aggregation of the Company’s online operating segments, which are organized to sell the Company’s products to “Affiliates” through its website. To become an Affiliate, a customer must be recommended by another Affiliate, make a minimum purchase of $600, and pay $60 for shipping and handling fees. The Company, through its subsidiaries, uses the internet as its ‘storefront’ and business platform to sell and distribute American brand products consisting of 27 different nutritional products, some of which are oral sprays, 21 different personal care products, an environmentally protective automotive product, an environmentally friendly house cleaner and a flip top portable drinking container. The Company also assigned network access rights to third-party companies, which, in return, compensate EFT by paying access fees in an amount equal to 10% of the respective enrollment fee of every Affiliate who enters the e-phone and traveler program. However, for Affiliates that enter the $800 and $8,000 travel programs, an access fees in the amount of $30, respectively, and $300 will be paid.

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

The beverage reportable segment derives revenue and expense from the bottled water factory in Baiquan, Heilongjiang Province, China. This bottled water factor is expected to start production in the first quarter of 2013.

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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used in preparation of these consolidated financial statements for the six months ended September 30, 2012 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

Recent accounting pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had and is not expected to have a material impact on the Company’s financial position or results of operations.

Except for rules and interpretive releases of the SEC and a limited number of grandfathered standards, the FASB Accounting Standards Codification(TM) ("ASC") is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.

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

Assets measured at fair value are summarized below:

	September 30, 2012
	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total
Securities available for sale - Corporate bonds	$17,575,921	$-	$-	$17,575,921
CTX Virtual Technologies	-	-	-	-
Total assets measured at fair value	$17,575,921	$-	$-	$17,575,921

	September 30, 2012
	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total
Securities available for sale - Corporate bonds	$10,082,372	$-	$-	$10,082,372
CTX Virtual Technologies	-	-		-
Total assets measured at fair value	$10,082,372	$-	$-	$10,082,372

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

The components of inventories were as follows:

	September 30, 2012	March 31, 2012
Raw materials	$55,530	$33,691
Supplies	12,307	11,449
Finished goods	2,936,522	3,303,276
	3,004,359	3,348,416
Less: Provision for inventory obsolescence	(615,751)	-
	$2,388,607	$3,348,416

As discussed in Note 14, the Company’s inventories were collateralized for a short-term loan as of September 30, 2012.

Note 5 - RESTRICTED CASH

On August 20, 2009, Taiwan Taipei district court froze Excalibur’s cash ($193,992) as a result of a lawsuit filed by Marinteknik Shipbuilders (S) Pte Ltd., a Singapore company, against Excalibur in the Taiwan Taichung District Court. The lawsuit claims Excalibur owes service fees and out-of-pocket expenses of $249,731 to Marinteknik Shipbuilder (S) Pte Ltd. As of September 30 and March 31, 2012, restricted cash remained unchanged.

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2012	March 31, 2012
Construction in progress	$-	$3,547
Transportation equipment	11,611,785	11,611,785
Property and plant	980,018	914,535
Leasehold improvements	513,586	518,659
Automobiles	241,023	241,023
Computer equipment	129,546	169,959
Furniture and fixtures	95,696	95,685
Machinery and equipment	310,048	349,128
	13,881,702	13,904,321
Less: Accumulated depreciation	(6,573,085)	(6,080,080)
	$7,308,617	$7,824,241

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

The Company uses the “EFT” name, a trademark owned and licensed to it by EFT Assets Limited. The Company is required to pay an annual royalty to EFT Assets Limited equal to a percentage of its gross sales for the previous fiscal year. The percentage is 5% for the first $30 million in gross sales, 4% for the $10 million in gross sales in excess of $30 million, 3% for the $10 million in gross sales in excess of $40 million; 2% for the $10 million in gross sales in excess of $50 million; and 1% for the $10 million in gross sales in excess of $60 million. EFT Assets Limited is owned by a number of persons, including Wendy Qin, director of EFT International Ltd. Ms. Qin is the sister of Jack Jie Qin, the Company’s president. During the six months ended September 30, 2012 and 2011, the royalties payable to EFT Assets Limited were $115,156 and $714,401, respectively.

The Company rents a 6,500 square foot office space for its satellite training center in Hong Kong. This office is located at Langham Office Tower, 8 Argyle Street, Suite 3706, Kowloon, Hong Kong SAR. The leased space is owned by a number of persons, including Wendy Qin, a director of EFT (HK) Ltd. and the sister of Jack Qin, the Company’s president. The lease for this space expires on March 31, 2015, with a monthly rental of $30,900. During the six months ended September 30, 2012 and 2011, the Company paid the lessor $185,567 and $188,946, respectively, in rental expense.

In March 2010, one of the Company’s subsidiaries, EFT International Ltd., entered into a consultancy agreement with JFL Capital Limited, a company in which Wendy Qin serves as a director and is one of the principal shareholders. Under this agreement, EFT International Ltd. engaged JFL Capital Limited to provide EFT International Ltd. consultancy services on administration, financial matters, corporate planning and business development commencing from April 1, 2010, and the annual fee will be increased at the rate of $15,000 each year. The agreement may be terminated by either party on three months’ written notice. During the six months ended September 30, 2012 and 2011, EFT International Ltd. paid JFL Capital Limited consultancy fees of $172,500 and $165,000, respectively.

Note 8 – INVESTMENT IN DEVELOPMENT IN PROGRESS

On May 2, 2011, Jack Qin, as an agent, entered into two series of agreements, one series with Meifu Development Co., Ltd. (“Meifu”) and the other series with TransGlobe Life Insurance Inc. (“TransGlobe”), to purchase an office building located in Taipei, Taiwan (the “Taiwan Building”). The Taiwan Building consists of 14 floors and 144 parking spaces. The agreements signed with Meifu related to the purchase of the 8th -14th floors, 1 out of 2 units on the 7th floor and 79 parking spaces, while the agreements signed with TransGlobe were for the purchase of the 1st -6th floors, the other unit on the 7th floor and the remaining 65 parking spaces in the Taiwan Building. The Taiwan Building is under construction and will be completed by the end of 2013. The total purchase price for the Taiwan Building is approximately $238.1 million. The Company intended to retain one floor of the Taiwan Building for its own business operations and planned to sell the majority of the remaining floors.

On July 1, 2011 and July 7, 2011, EFT Investment Co. Ltd. (“EFT Investment”), a wholly-owned subsidiary of the Company, as a party to the contract in place of Jack Qin, entered into two sets of agreements (the “July 2011 Agreements”) with the sellers of the Taiwan Building that provided for substantially the same rights and obligations as the original May 2, 2011 agreements. Pursuant to the terms of the July 2011 Agreements, EFT Investment was obliged to pay the remaining twelve outstanding installments with various amounts due up to the scheduled completion of the Taiwan Building. Each subsequent quarterly payment, starting from April 20, 2012, was approximately $4 million. Finally, the residual payment of approximately $163.6 million was due at the time of completion of the Taiwan Building. As of September 30, 2012, payment of NTD600 million, approximately $20.8 million, has been made.

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

On June 15, 2012, EFT Investment received a letter (the “Meifu Letter”) from Meifu wherein Meifu served notice of termination (as of that date) of its contracts with EFT Investment for the purchase of the Taiwan Building and a purported forfeiture of EFT Investment’s deposit of approximately $17.1 million (the “Deposit”). Subsequently, on June 29, 2012, EFT Investment’s local counsel issued a letter to Meifu alleging fraud and misrepresentation by Meifu during the course of the transactions. EFT Investment contended that the Meifu Letter and the purported termination of contracts between Meifu and EFT Investment were invalid and demanded the return of the Deposit and construction advances. On July 3, 2012, EFT Investment’s local counsel issued a letter to TransGlobe with substantially the same contentions as contained in the June 29, 2012 letter to Meifu, and therein argued that the contracts between TransGlobe and EFT Investment were terminated and requested that all payments made to TransGlobe be returned.

Note 9 – EXCALIBUR

On October 25, 2008, the Company through its wholly-owned subsidiary, EFT Investment, acquired a 48.81% equity interest in Excalibur for $19,193,000. The Company initially loaned funds to Excalibur in July 2008 and subsequently has continued to provide Excalibur with loan capital to fund its operations.

The Company consolidates Excalibur based on a three-month lag with the Company’s reporting periods. All inter-company accounts and transactions were eliminated in consolidation. The following table provides a summary of balance sheet information for Excalibur as of June 30, 2012 and 2011, which is consolidated in the Company’s financial statements as of September 30, 2012 and 2011:

	Excalibur International Marine Corporation
	June 30, 2012		June 30, 2011
	NTD*	USD	NTD	USD
Total assets	226,336,811	6,390,402	268,817,393	9,870,746
Total liabilities	409,306,024	13,974,258	387,937,568	13,470,054
Net liabilities	(182,969,213)	(7,583,856)	(119,120,175)	(3,599,308)
48.81% ownership	(89,307,273)	(3,701,680)	(58,142,557)	(1,756,822)

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

On September 30, 2012, the closing market price of CTX common stock, as reported by NASDAQ, was $0.97 per share, based on a trade of 200 shares on September 24, 2012. Prior to that trade, the closing market price of CTX common stock, as reported by NASDAQ, was $1.19 per share. This company’s common stock continues to be very thinly traded and, as reported by NASDAQ, a total of 9,500 common shares were traded during the six months ended September 30, 2012 at an average price, based on reported closing prices, of $1.23. Because of the lack of a sufficiently active market, the Company does not believe that quoted market prices for CTX’s common stock are a reliable indicator of the fair value of our investment.

The Company may seek to recover a portion of its investment through the sale of common stock in the open market once the restricted period expires. However, because of the size of the Company’s position in relation to the market, the Company does not expect to be able to recover any significant portion of its investment in the foreseeable future.

As discussed in Note 14, the Company’s investment in CTX has been used to collateralize a short-term loan.

Note 11 - OTHER LIABILITIES

Other liabilities consist of the following:

	September 30, 2012	March 31, 2012

Payroll liabilities	$106,197	$104,723
Warranty liabilities	3,890	3,748
Accrued expenses	438,722	509,088
Provision for tax	5,824	4,788
Others	8,441	14,794
	$563,074	$637,141

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its limited warranty. Changes in the warranty liability for standard warranties which are included in current liabilities on the Company’s Consolidated Balance Sheets are presented in the following tables:

	September 30, 2012	March 31, 2012
Warranty liability as at beginning of period, current	$3,748	$88,784
Cost accrued/(reversal) of costs	4,426	(73,753)
Service obligations honored	(4,284)	(11,283)
Warranty liability as at end of period, current	$3,890	$3,748

Note 12 – DUE TO RELATED PARTIES

	September 30, 2012	March 31, 2012
Amount due to related parties:	$47,798	$46,083

The above amounts are due to Steve Hsiao, a shareholder of Excalibur.

Note 13 - CONTINGENT LIABILITIES

The Company’s controlled subsidiary, Excalibur, purchased the vessel “OceanLaLa” from a British Virgin Islands, “BVI,” company, Ezone Capital Co. Ltd., in 2008. The purchase price was EURO16,000,000, equivalent to approximately $23.7 million. The vessel was delivered to Excalibur and registered as owned by Excalibur at the end of 2008. The last payment of EURO2,000,000, equivalent to approximately $2,564,103, is still under dispute as Excalibur believes that certain special equipment relating to the OceanLaLa, including special tooling, was not delivered at the time of sale and that one of the Ezone’s directors did not act in good faith and was involved in self-dealing.

Note 14 – SHORT-TERM LOAN

As discussed in Note 8, EFT Investment was obliged to pay the remaining twelve outstanding installments (with various amounts due) for the Taiwan Building up to the scheduled completion. As of September 30, 2012, the Company had received approximately $7.9 million from a third-party, non-affiliate lender, Elite Capital Company Limited (Hong Kong), in order to provide additional cash funds for payments related to the Taiwan building. The loan agreement was signed on September 13, 2012, with an effective date of May 2, 2012.

The loan is for an amount not to exceed $8 million, and bears an interest rate of 3% per annum. The balance of the loan is to be repaid within thirty (30) business days of the applicable maturity date (October 31, 2012). The loan is collateralized by the Company’s investment in CTX and inventories, with a combined book value before impairment of approximately $8 million.

Note 15 – STOCKHOLDERS’ EQUITY

Common stock

As of September 30, 2012, the Company had 4,975,000,000 shares of common stock authorized and 75,983,201 shares issued and outstanding.

The Company did not issue any shares of common stock during the six months ended September 30, 2012.

Warrants

As of September 30, 2012, the Company’s subsidiary Digital Development Partners Inc. has 2,000,000 common stock warrants outstanding, and 330,665 Series A and 330,665 Series B warrants outstanding, which are accounted for as equity instruments.  The 2,000,000 warrants will expire on June 1, 2014 and permit the holders to purchase one share of Digital’s common stock at an exercise price of $1.00 per share. The Series A and Series B warrants will expire on September 30, 2014 and permit the holders to purchase one share of Digital’s common stock at an exercise price of $1.00 per share and $1.25 per share, respectively.

Note 16 - INCOME TAXES

The Company was incorporated in the United States and has operations in five tax jurisdictions - the United States, the Hong Kong Special Administrative Region (“HK SAR”), mainland China, Taiwan, and the BVI.

The Company generated substantially all of its net income from its BVI operations for the six months ended September 30, 2012.  According to BVI tax law this income is not subject to any taxes. The Company’s HK SAR subsidiaries are subject to a 16.5% profit tax based on its taxable net profit. EFT (HK) Ltd provides management service to a BVI subsidiary, and the BVI subsidiary reimburses EFT HK Ltd for its total operating expenses plus 5% mark up, and the income is subject to 16.5% profit tax. The deferred tax assets for the Company’s US operations and HK SAR subsidiaries were immaterial for the six months ended September 30, 2012.

The Company’s Taiwanese subsidiary and its factory in mainland China, are subject to a 17% and 25% standard enterprise income tax, respectively, based on its taxable net profit. These subsidiaries have incurred net accumulated operating losses for income tax purposes and believe that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, it has provided full valuation allowance for the deferred tax assets arising from the losses as of September 30, 2012 and 2011.

The income tax expenses consist of the following:

	Six Months Ended September 30,
	2012	2011
Current:
Domestic	$12,109	$-
Foreign	1,029	-
Over-provision for prior years	-	(64,900)
Deferred	-	-
Income tax expenses/(benefit)	$13,138	$(64,900)

A reconciliation of income taxes, with the amounts computed by applying the statutory federal income tax rate, 37% for the six months ended September 30, 2012 and 2011, to income before income taxes for the six months ended September 30, 2012 and 2011, is as follows:

	Six Months Ended September 30,
	2012	2011
Income tax/(provision) at U.S. statutory rate	$(903,180)	$2,107,299
State tax	12,109	-
Indefinitely invested earnings/(incurred losses) of foreign subsidiaries	898,820	(2,144,232)
Nondeductible expenses	4,360	36,933
Foreign subsidiary income tax	1,029	-
Over-provision for prior years	-	(64,900)
Income tax expenses/(benefit)	$13,138	$(64,900)

The Company does not have any uncertain tax positions. In accordance with ASC Topic 740, interest associated with unrecognized tax benefits are classified as income tax and penalties are classified in selling, general and administrative expenses in the statements of operations. For the six months ended September 30, 2012, due to amendment of 2007 tax return, approximately $97,000 was provided for related interest and penalty expenses. The Company is currently under audit by the U.S. Internal Revenue Service for the tax year ended March 31, 2009. This audit is currently in the discovery stage, and the Company cannot determine at this stage if the audit will result in an additional liability or a refund.

Note 17 - COMMITMENTS

Executive Offices

The Company leases 3,367 square feet of space in California that serves as its principal executive offices. The lease expires in February 2013.  The monthly rent for the fiscal year ended March 31, 2013 is $9,832. Future minimum lease payments under the operating lease are as follows:

Year Ending March 31,

2013	$49,160

The Company rents office space for its satellite training center in Hong Kong.  The leased space is partially owned by Wendy Qin, a director of EFT (HK) Ltd. and the sister of Jack Qin, the Company’s president. The lease expires on March 31, 2015, with a monthly rental of $30,900. Future minimum lease payments under the operating lease are as follows:

Year Ending March 31,

2013	185,567
2014	371,134
2015	371,134

The Company rents storage space for its satellite training center in Hong Kong.  The lease provides for monthly lease payments approximating $900 starting on January 4, 2011 and expiring on January 3, 2013. Future minimum lease payments under the operating lease are as follows:

Year Ending March 31,

2013	3,600

Total rent expenses for the six months ended September 30, 2012 and 2011, were $306,423 and $314,346, respectively, of which related party lease expenses were $185,567 and $188,946, respectively.

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

Consultancy Agreement – related party

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

If the Company breaches any provisions relating to the terms and method of payment stated in the agreement, the seller may confiscate an amount calculated as 15 percent of the total real estate price, approximately $36 million. If the amount to be confiscated exceeds the amount of the price already paid, it shall be limited to the amount of the price already paid and the parties may rescind the agreement. As of September 30, 2012, payment of NTD600 million, equivalent to approximately $20.8 million, has been made to the seller.

As discussed in Note 8, on June 15, 2012, EFT Investment received a letter (the “Meifu Letter”) from Meifu wherein Meifu served notice of termination (as of that date) of its contracts with EFT Investment for the purchase of the Taiwan Building and a purported forfeiture of EFT Investment’s deposit of approximately $17.1 million (the “Deposit”).

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

The following tables provide the business segment information as of and for the three months and six months ended September 30, 2012 and 2011. Income tax allocations have been determined based on statutory rates in the applicable business segment.

	Three months ended September 30, 2012
	Online business	Transportation business	Beverage business	Total
Sales revenues, net	$580,755	$-	$-	$580,755
Cost of goods sold	(127,184)	(248,516)	-	(375,700)
Gross profit/(loss)	453,571	(248,516)	-	205,055
Operating expenses:
Selling, general and administrative expenses	1,139,035	171,801	87,553	1,398,389
Inventory obsolescence	23,392	-	-	23,392
Royalty expenses	56,104	-	-	56,104
Total operating expenses	1,218,531	171,801	87,553	1,477,885
Net operating loss	(764,960)	(420,317)	(87,553)	(1,272,830)
Other income/(expense)	234,056	583,319	(848)	816,527
Allocated income tax	(13,138)	-	-	(13,138)
Income/(loss) after income tax	(544,042)	163,002	(88,401)	(469,441)

Total long-lived assets	241,041	5,828,367	1,239,209	7,308,617

Additions to long-lived assets	16,484	(10)	-	16,474

	Three months ended September 30, 2011
	Online business	Transportation business	Beverage business	Total
Sales revenues, net	$3,084,452	$12	$-	$3,084,464
Cost of goods sold	(1,079,229)	(262,834)	-	(1,342,063)
Gross profit/(loss)	2,005,223	(262,822)	-	1,742,401
Operating expenses:
Selling, general and administrative expenses	1,326,966	448,566	117,730	1,893,262
Marketing expenses	66,554	-	-	66,554
Royalty expenses	442,476	-	-	442,476
Total operating expenses	1,835,996	448,566	117,730	2,402,292
Net operating income/(loss)	169,227	(711,388)	(117,730)	(659,891)
Other income/(expenses)	137,186	(1,523,361)	(1,110)	(1,387,285)
Income/(loss) after income tax	306,413	(2,234,749)	(118,840)	(2,047,176)

Total long-lived assets	378,032	8,731,934	1,185,647	10,295,613

Additions to long-lived assets	25,542	-	33,262	58,804

	Six months ended September 30, 2012
	Online business	Transportation business	Beverage business	Total
Sales revenues, net	$1,408,728	$-	$-	$1,408,728
Cost of goods sold	(263,538)	(503,078)	-	(766,616)
Gross profit	1,145,190	(503,078)	-	642,112
Operating expenses:
Selling, general and administrative expenses	2,300,356	380,110	164,851	2,845,317
Inventory obsolescence	707,079	-	-	707,079
Royalty expenses	115,156	-	-	115,156
Total operating expenses	3,122,591	380,110	164,851	3,667,552
Net operating loss	(1,977,401)	(883,188)	(164,851)	(3,025,440)
Other income	304,751	495,656	768	801,175
Allocated income tax	(13,138)	-	-	(13,138)
Income/(loss) after income tax	(1,685,788)	(387,532)	(164,083)	(2,237,403

Total long-lived assets	241,041	5,828,367	1,239,209	7,308,617

Additions to long-lived assets	45,691	6,099	6,164	57,954

	Six months ended September 30, 2011
	Online business	Transportation business	Beverage business	Total
Sales revenues, net	$13,606,556	$1,024	$-	$13,607,580
Cost of goods sold	(2,900,787)	(554,307)	-	(3,455,094)
Gross profit	10,705,769	(553,283)	-	10,152,486
Operating expenses:
Selling, general and administrative expenses	2,860,003	825,688	189,682	3,875,373
Marketing expenses	107,995	-	-	107,995
Royalty expenses	714,401	-	-	714,401
Total operating expenses	3,682,399	825,688	189,682	4,697,769
Net operating income/(loss)	7,023,370	(1,378,971)	(189,682)	5,454,717
Other income/(loss)	423,438	(911,204)	(1,560)	(489,326)
Income/(loss) after income tax	7,446,808	(2,290,175)	(191,242)	4,965,391

Total long-lived assets	378,032	8,731,934	1,185,647	10,295,613

Additions to long-lived assets	28,757	-	49,189	77,946

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

EFT Investment Co. Ltd. filed a lawsuit against Jiao Ren-Ho, former chairman of Excalibur, in the Taiwan Shihlin District Prosecutors office on February 12, 2010. EFT Investment Co. Ltd. alleges, among other things, that Jiao Ren-Ho committed the offences of capital forging, fraud, breach of trust, and document fabrication. The final resolution of this case is still pending.

EFT Investment Co. Ltd. filed a lawsuit against Chang Hui-Ying, Excalibur’s former accountant, in the Taiwan Shihlin District Prosecutors office in March 2010. The claims of EFT Investment Co. Ltd. against Chang Hui-Ying are based upon the audit of Excalibur’s financial statements by Chang Hui-Ying. EFT Investment Co. Ltd. alleges, among other things, that Chang Hui-Ying committed the offences of capital forging, fraud, breach of trust, and document fabrication. The final resolution of this case is still pending.

EFT Investment Co. Ltd. filed a lawsuit against Hsiao Zhong-Xing, former general manager of Excalibur, and Lu Zhuo-Jun, former vice general manager of Excalibur, collectively "Defendants,” in the Taiwan Shihlin District Prosecutors office on October 1, 2010. EFT Investment Co. Ltd. alleges, among other things, that Defendants committed the offences of capital forging, fraud, breach of trust, and document fabrication. The case is pending before the Shihlin District Court. The final resolution of this case is still pending.

EFT Investment Co. Ltd. filed a civil lawsuit against Jiao Ren-Ho, Chang Hui-Ying, Hsiao Zhong-Xing, and Lu Zhuo-Jun, collectively “Defendants,” in the Taiwan Shihlin District court on February 12, 2010.  EFT Investment Co. Ltd. alleges Defendants committed tortious acts, including but not limited to the offences of capital forging, fraud, breach of trust and document fabrication.  The final resolution of this case is still pending.

Marinteknik Shipbuilders (S) Pte Ltd., a Singapore company, filed a lawsuit against Excalibur in the Taiwan Taichung District Court on July 9, 2009 for unpaid service fees and out-of-pocket expenses of NTD8,050,832, equivalent to approximately $280,000.  On August 20, 2009, the Taiwan Taipei district court froze Excalibur’s cash of $193,992 in response to the suit. The final resolution of this case is still pending. However, a contingent liability for the restricted cash has been recorded.

On August 2, 2010, the Company commenced a legal proceeding against Marinteknik Shipbuilders (S) Pte Ltd., and three other persons in the High Court of the Republic of Singapore alleging fraud, misrepresentation, and deceit on the part of the defendants with respect to Excalibur’s purchase of the OceanLaLa. The Company claims that the wrongful actions of the defendants resulted in damages of $19,000,000 to the Company. The final resolution of this case is still pending.

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

On October 14, 2011, the Company initiated a complaint in the Superior Court of California, County of Los Angeles, for damages against Man Kwok So, former member of the Board of Directors and chief financial officer of the Company, for allegations including, but not limited to, fraud, defamation, breach of fiduciary duty and conversion. The Company sought compensatory damages in the amount of US$33,933.60 and full relinquishment of Mr. So’s 300,000 shares of EFT stock. On August 22, 2012, the Los Angeles Superior Court in California granted a default judgment against Tony Kwok So for $47,566.90. In addition, Tony Kwok So was ordered to permanently relinquish and lose any right to those 300,000 shares, which therefore reverted to EFT.

In 2009, EFT’s subsidiary, Heilongjiang Tianquan Manor Soda Drinks Co. Ltd., engaged a general contractor (the “Contractor”), to construct a water manufacturing plant (the “Plant”) for RMB4,758,600 (US$755,000). Upon completion, EFT inspected the Plant and found several material construction defects, including, but not limited to, the fact that the Contractor used inferior construction material, inconsistent construction plans and substandard insulation material. As a result, in 2010, EFT conditioned its final construction payment to the Contractor in the amount of RMB698,896 (US$110,000) on the rectification of all construction defects. On March 22, 2012, the Contractor brought a case against EFT in Baiquan People’s Court in Helongjiang Province seeking approximately RMB1,912,000 of purported outstanding payments under the contract and interest thereon. The case is awaiting trial.

Note 20 - SUBSEQUENT EVENTS

In relation to the Taiwan Building discussed in Note 8, on October 10, 2012, EFT Investment received a letter from Transglobe wherein Transglobe served a “notice of termination” (as of that date) of its contracts with EFT Investment for the purchase of the Taiwan Building and a purported forfeiture of EFT Investment’s deposit of approximately $3.7 million (the “Deposit”). Subsequently, on November 7, 2012, EFT Investment's local counsel issued a letter to Meifu and Transglobe alleging fraud and misrepresentation by Meifu and Transglobe during the course of the transactions. EFT Investment requested Meifu and Trasnglobe to settle the issue with the Company within seven days. See Note 8 to these consolidated financial statements for further information.

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

In addition, the Company has constructed a factory and water plant to produce bottled water in Baiquan, Heilongjiang Province, China, which is expected to start production by the first quarter of the 2013 calendar year.

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

As of October 31, 2012, the Company had 1,250,317 registered Affiliates, most of which were located in China and Hong Kong.  For the six months ended September 30, 2012, the Company did not have any sales activities in the United States. None of the Company’s Affiliates account for a significant portion of the Company’s business.

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

On April 1, 2012, the Company assigned network access rights to ToByTo Limited (“ToByTo”), a third-party company. The network access rights to ToByTo Limited include the right to access EFT’s Affiliate database for ToByTo’s marketing campaign, and provides access to EFT’s emoney system to facilitate their sales activities. ToByTo Limited, in return, will compensate EFT by paying access fees in an amount equal to 10% of the respective enrollment fee of every Affiliate who enters the ToByTo Limited e-phone program each time (but not less than $300 per Affiliate).

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

On April 1, 2012, the Company assigned network access rights to eZGT Limited, a third party. The network access rights to eZGT Limited include the right to access EFT’s Affiliate database for eZGT’s marketing campaign, and provides access to EFT’s emoney system to facilitate their sales activities. eZGT Limited, in return, will compensate EFT by paying access fees in an amount equal to 10% of the respective enrollment fee of every Affiliate who enters the $300 and $3,000 travel programs. However, for Affiliates who enter the $800 and $8,000 travel programs, eZGT will only pay access fees in the amount of $30 and $300, respectively.

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

Results of Operations

Comparison for the Three Months Ended September 30, 2012 and 2011

The following sets forth certain components of the Company’s consolidated statements of operations information for the three months ended September 30, 2012 and 2011.

(All amounts, other than percentages, in thousands of U.S. dollars)

	THREE MONTHS ENDED 9/30/12	THREE MONTHS ENDED 9/30/11
Item	In Thousands	In Thousands	Amount of Change	% of Change
Sales revenues, net	$489	$2,722	$(2,233)	-82%
Shipping charges	109	362	(253)	-70%
Access fees	(16)	-	(16)	NM
Cost of goods sold	127	722	(595)	-82%
Shipping costs	-	357	(357)	-100%
Operating costs – Excalibur	249	263	(14)	-5%
Gross profit	205	1,742	(1,537)	-88%
Selling, general and administrative expenses	1,398	1,893	(495)	-26%
Royalty expenses	56	442	(386)	-87%
Interest income	209	112	97	87%
Foreign exchange(gain)/loss	584	(1,524)	2,108	138%
Net income/(loss) attributable to EFT Holdings, Inc.	(351)	(1,647)	1,296	79%

*NM - not meaningful

Sales revenue, net

Sales revenues, net, significantly decreased to approximately $489,000 for the three months ended September 30, 2012 as compared to approximately $2,722,000 for the three months ended September 30, 2011. Effective April 2011, the Company increased its cost to become an Affiliate from $300 to $600. As a result, sales demand from Affiliates has dropped significantly. Gross sales of products dropped significantly from approximately $3,881,000 to $1,101,000, mainly due to product sales orders dropping from $2.0 million to $1.2 million as compared to the same period last year, and the Company recognizing $1.8 million of revenue in the quarter ending September 30, 2011 for products ordered before March 31, 2011. This increase in sales prior to April 2011 was primarily due to Affiliates stocking up on products prior to the price increase. The Company is in the process of developing new product programs that it believes will improve upon the sluggish performance of the current programs. These new programs are expected to be launched during the third quarter of the current fiscal year.

Shipping charges

Shipping charges decreased to approximately $109,000 for the three months ended September 30, 2012 from approximately $362,000 for the three months ended September 30, 2011, mainly due to the $1.7 million reduction in gross sales.

Access fees

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

During the period, eZGT negotiated with the Company to lower the access fee for Affiliates who enter the $800 and $8,000 travel programs. eZGT will only pay access fees in the amount of $30 and $300, respectively for Affiliates who join the $800 and $8,000 travel programs. The change was retroactive to April 2012, resulting in a refund to eZGT during the period.

Cost of goods sold

Cost of goods sold decreased to approximately $127,000 for the three months ended September 30, 2012 from $722,000 for the three months ended September 30, 2011, mainly due to a decrease in gross sales of products. Cost of goods sold consists of merchandise purchased from vendors. Gross sales of products declined significantly from approximately $3,881,000 to $1,101,000, or 72%. Similarly, cost of sales of products declined by 81% from approximately $656,000 to $126,000.

Shipping costs

No shipping costs were incurred for the three months ended September 30, 2012 compared to approximately $357,000 for the three months ended September 30, 2011, as there was no need to transfer stock to the logistics facility in China. Shipping costs consist of freight charges from the U.S. warehouse and/or vendors to the Company’s logistics facility in China.

Operating costs – Excalibur

Operating costs – Excalibur decreased to approximately $249,000 for the three months ended September 30, 2012 as compared to approximately $263,000 for the three months ended September 30, 2011. As a result of the damage to the OceanLaLa, the vessel has temporarily been taken out of service. The Company continues to minimize the cost associated with maintaining the ship and currently maintains a minimal crew on the vessel.

Gross profit

Gross profit decreased to approximately $205,000 for the three months ended September 30, 2012 compared to approximately $1,742,000 for the three months ended September 30, 2011. Gross profit, as a percentage of total revenue, was 35% during this period compared with 56% for the three months ended September 30, 2011. The decrease in gross profit was mainly due to a decrease in gross sales of $2.7 million as compared to the same period last year.

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

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to approximately $1,398,000 for the three months ended September 30, 2012 compared to $1,893,000 for the three months ended September 30, 2011, mainly due to a decrease in legal fees associated with legal cases involving Excalibur and EFT Investment Ltd. and a reduction of fees charged by a service provider in the United States. Legal fees decreased to $56,407 for the three months ended September 30, 2012, compared to $298,182 for the three months ended September 30, 2011. The U.S. service provider decreased its fees to $111,726 for the three months ended September 30, 2012 as compared to $243,570 for the three months ended September 30, 2011.

Royalty expenses- related party

Royalty expenses decreased to approximately $56,000 for the three months ended September 30, 2012 as compared to approximately $442,000 for the three months ended September 30, 2011 mainly due to a decrease in gross sales during the year. Royalty payable to EFT Assets is equal to a percentage of the Company’s gross sales based on certain threshold criteria. See Note 7 to the consolidated financial statements in this Quarterly Report for further information.

Interest income

Interest income increased to approximately $209,000 for the three months ended September 30, 2012 as compared to approximately $112,000 for the three months ended September 30, 2011. Interest income increased due to an increase of investments in corporate bonds as compared to the prior period. The increase in interest income was due to the investment of funds received from the short-term loan recorded during the first quarter of the fiscal year. Interest income from the investment of the funds from the short-term loan was approximately $100,000.

Foreign exchange gain

Foreign exchange gain increased to $584,000 for the three months ended September 30, 2012 as compared to a loss of $1,524,000 for the three months ended September 30, 2011. Foreign exchange gain increased because of fluctuations in foreign exchange rates, with the NTD depreciating against the U.S. Dollar for the Company’s USD borrowings, which are planned and anticipated to be settled in the foreseeable future.

Comparison for the Six Months Ended September 30, 2012 and 2011

The following sets forth certain components of the Company’s consolidated statements of operations information for the six months ended September 30, 2012 and 2011.

(All amounts, other than percentages, in thousands of U.S. dollars)

	SIX MONTHS ENDED 9/30/12	SIX MONTHS ENDED 9/30/11
Item	In Thousands	In Thousands	Amount of Change	% of Change
Sales revenues, net	$1,091	$12,243	$(11,152)	-91%
Shipping charges	227	1,364	(1,137)	-83%
Access fees	91	-	91	NM
Cost of goods sold	263	1,913	(1,650)	-86%
Shipping costs	-	988	(988)	-100%
Operating costs – Excalibur	503	554	(51)	-9%
Gross profit	642	10,152	(9,510)	-94%
Selling, general and administrative expenses	2,845	3,875	(1,030)	-27%
Inventory obsolescence	707	-	707	NM
Royalty expenses	115	714	(599)	-84%
Interest income	302	297	5	2%
Foreign exchange (gain)/loss	509	(912)	1,421	156%
Net income/(loss) attributable to EFT Holdings, Inc.	(2,015)	5,695	(7,710)	-135%

*NM - not meaningful

Sales revenue, net

Sales revenues, net, significantly decreased to approximately $1,091,000 for the six months ended September 30, 2012 as compared to approximately $12,243,000 for the six months ended September 30, 2011. Effective April 2011, the Company increased its cost to become an Affiliate from $300 to $600. As a result, sales demand from Affiliates has dropped significantly since the increase. Gross sales of products dropped significantly from $13,855,407 to $2,266,999, mainly due to the Company recognizing $10 million of revenue in the quarter ended September 30, 2011 for products ordered before March 31, 2011. This increase in sales prior to April 2011 was primarily due to Affiliates stocking up on products prior to the price increase. In addition, products’ sales orders dropped from $4.2 million to $2.3 million as compared to the same period last year. The Company is in the process of developing new product programs that it believes will improve upon the sluggish performance of the current programs. These new programs are expected to be launched during the third quarter of the current fiscal year.

Shipping charges

Shipping charges decreased to approximately $227,000 for the six months period ended September 30, 2012 from approximately $1,364,000 for the six months ended September 30, 2011 mainly due to the $11.6 million reduction in gross sales.

Access fees

On April 1, 2012, the Company assigned network access rights to eZGT Limited (eZGT) and ToByTo Limited (ToByTo). These network access rights include the right to access EFT’s affiliate database for those companies’ marketing campaigns, and access to EFT’s money system to facilitate those companies’ sales activities. ToByTo compensates EFT by paying access fees in an amount equal to 10% of enrollment fee of every Affiliate who enters the respective programs each time an Affiliate is added. eZGT compensates EFT by paying access fees in an amount equal to 10% of enrollment fee of every Affiliate who enters the $300 and $3,000 travel programs. However, for Affiliates who enter the $800 and $8,000 travel programs, eZGT will only pay access fees in the amount of $30 and $300, respectively.

Cost of goods sold

Cost of goods sold decreased to approximately $263,000 for the six months ended September 30, 2012 from $1,913,000 for the six months ended September 30, 2011, mainly due to a decrease in gross sales of products. Cost of goods sold consists of merchandise purchased from vendors. Gross sales of products declined significantly by 84% from $13,855,407 to $2,266,999. Similarly, cost of sales of products declined by 85% from $1,741,787 to $255,634.

Shipping costs

Shipping costs decreased to $418 for the six months period ended September 30, 2012 from approximately $988,000 for the six months period ended September 30, 2011, as less stock needed to be transferred to the logistics facility in China. Shipping costs consist of freight charges from the U.S. warehouse and/or vendors to the Company’s logistics facility in China.

Operating costs – Excalibur

Operating costs – Excalibur decreased to approximately $503,000 for the six months ended September 30, 2012 as compared to approximately $554,000 for the six months ended September 30, 2011. As a result of the damage to the OceanLaLa, the vessel has temporarily been taken out of service. The Company continues to minimize the cost associated with maintaining the ship and currently maintains a minimal crew on the vessel.

Gross profit

Gross profit decreased to approximately $642,000 for the six months ended September 30, 2012 compared to approximately $10,152,000 for the six months ended September 30, 2011. Gross profit, as a percentage of total revenue, was 46% during this period compared with 75% for the six months ended September 30, 2011. The decrease in gross profit was mainly due to a decrease in gross sales of $11.6 million as compared to the same period last year.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to approximately $2,845,000 for the six months ended September 30, 2012 compared to $3,875,000 for the six months ended September 30, 2011, mainly due to a decrease in legal fees associated with legal cases involving Excalibur and EFT Investment Ltd., a reduction of fees charged by a service provider in the United States and reduction of fees paid to consultants. Legal fees decreased to $88,615 for the six months ended September 30, 2012, compared to $617,050 for the six months ended September 30, 2011. The U.S. service provider decreased its fees to $226,011 for the six months ended September 30, 2012 as compared to $513,178 for the six months ended September 30, 2011. Fees paid to consultants decreased to $204,669 for the six months ended September 30, 2012, compared to $299,200 for the six months ended September 30, 2011.

Inventory obsolescence

Inventory obsolescence increased to approximately $707,000 for the six months ended September 30, 2012 as compared to nil for the six months ended September 30, 2011, mainly due to an increase in expired products. The management reviewed inventory levels in each country by comparing with recent demand requirements and the shelf life of the various products, and provided $616,000 for estimated obsolescence and recognized $91,000 of loss for products that exceeded their shelf life. The Company is considering the sale of some of its overstocked items and items nearing obsolescence at significantly reduced prices to a third party in an ongoing effort to maintain acceptable inventory levels. The Company also believes that the new product programs currently in development will increase sales significantly in the coming months, which will reduce current inventory levels further.

Royalty expenses - related party

Royalty expenses decreased to approximately $115,000 for the six months ended September 30, 2012 as compared to approximately $714,000 for the six months ended September 30, 2011, mainly due to a decrease in gross sales during the year. Royalty payable to EFT Assets is equal to a percentage of the Company’s gross sales based on certain threshold criteria. See Note 7 to the consolidated financial statements in this Quarterly Report for further information.

 Interest income

Interest income increased to approximately $302,000 for the six months ended September 30, 2012 as compared to approximately $297,000 for the six months ended September 30, 2011. Interest income decreased due to an increase of investments in corporate bonds as compared to the prior period. The increase in interest income was due to the investment of funds received from the short-term loan recorded during the first quarter of the fiscal year. Interest income from the investment of the funds from the short-term loan was approximately $100,000.

Foreign exchange gain/(loss)

Foreign exchange gain increased to $509,000 for the six months ended September 30, 2012 as compared to a loss of $912,000 for the six months ended September 30, 2011. Foreign exchange gain increased because of fluctuations in foreign exchange rates, with the NTD depreciating against the U.S. Dollar for the Company’s USD borrowings, which are planned and anticipated to be settled in the foreseeable future.

Capital Resources and Liquidity

The following table reflects the Company’s sources/ (uses) of cash for the six months ended September 30, 2012 and 2011.

	Six Months Ended September 30,
	2012	2011
Net cash used in operating activities	$(1,059,360)	$(7,148,747)
Net cash used in investing activities	(7,222,994)	(15,606,843)
Net cash provided by financing activities	7,937,289	-
Effect of exchange rate changes on cash	(490,641)	701,362
Net decrease in cash	$(835,706)	$(22,054,228)

The cash and cash equivalents and securities available for sale are the Company’s primary sources of liquidity. The Company believes its existing cash and cash equivalents will be sufficient to maintain its operations at the present level for at least twelve months.

Operating activities

For the six months ended September 30, 2012, net cash used in operating activities was $1,059,360. This was primarily due to a net loss of $2,237,403 adjusted by non-cash related expenses that included depreciation of $563,015, provision for inventory obsolescence of $707,079, and loss on disposal of fixed assets of $12,636, which were offset by a net increase in working capital items of $27,867.

For the six months ended September 30, 2011, the Company recorded a profit of $5,030,291, yet used $7,148,747 in its operating activities. The primary reason for this was the fact that the Company recognized approximately $10,000,000 of unearned revenue during the period but the corresponding cash had been received and recorded during the year ended March 31, 2011.

Investing activities

Net cash used in investing activities for the period ended September 30, 2012 was $7,222,994, primarily attributable to the purchase of $57,954 of property and equipment and the purchase of $17,285,165 of corporate bonds, which were partially offset by proceeds from corporate bonds of $10,120,125. In order to provide additional cash funds for payments related to the Taiwan building, the Company borrowed a loan of approximately $7.9 million in May 2012, bearing an interest rate of 3% per annum and repayable by October 31, 2012. As the payments due to Meifu and Transglobe were suspended by the Company, the $7.9 million proceeds of the loan were invested in corporate bonds in order to generate interest income to offset interest expense related to the loan.

Net cash used in investing activities for the period ended September 30, 2011 was $15,606,843, primarily attributable to initial payment of $20,632,737 for the investment in the office building in Taiwan, the purchase of $683,623 of securities available for sale and the use of $77,946 of capital expenditures on construction in progress, partially offset by proceeds from corporate bonds of $5,798,748.

Financing activities

Net cash provided by financing activities for the period ended September 30, 2012 was $7,937,289, primarily provided by a short-term loan received from an outside party originally scheduled for progressive payment for the investment property in Taiwan. For more information, please see Note 14 to the consolidated financial statements in this Report.

The Company did not use or receive any cash from financing activities during the six months ended September 30, 2011.

Balance Sheet Items

Material changes in the Company’s balance sheet items between September 30, 2012 and March 31, 2012 are discussed below:

Securities Available for Sale

Securities available for sale increased to $17,575,921 as of September 30, 2012 as compared to $10,082,372 as of March 31, 2012, as the Company transferred more funds to invest in corporate bonds to earn interest income. The total available for sale securities at September 30, 2012 includes approximately $8 million of funds received by the Company as a result of a short-term loan. See Note 14 to the consolidated financial statements in this Quarterly Report for further information.

Property and Equipment, net

Property and equipment, net decreased to $7,308,617 as of September 30, 2012 as compared to $7,824,241 as of March 31, 2012, resulting from depreciation expenses recorded during the current period.

Investment in developments in progress

The Company’s wholly-owned subsidiary, EFT Investment Co. Ltd., entered into two tri-party agreements with the seller of the office building to replace the original contract signed by Mr. Jack Qin as agent on May 2, 2011 to purchase an office building located in Taipei, Taiwan, which is under construction and will be completed by the end of 2013. As of September 30, 2012, deposits approximating $20.8 million have been made to the sellers. Please see Notes 8 and 20 to the financial statements included as part of this Report for more information.

Accounts Payable

Accounts payable increased to $2,364,676 as of September 30, 2012 as compared to $2,289,648 as of March 31, 2012, resulting from $1,261,431 of royalty expenses that were not paid to EFT Assets by September 30, 2012. Additional information concerning EFT Assets is included in Note 7 (Loans to related parties and related party transactions).

Commission Payable

Commission payable decreased to $4,147,512 as of September 30, 2012 as compared to $4,351,420 as of March 31, 2012 due to lower commissions earned by Affiliates.

Unearned Revenue

Unearned revenue decreased to $3,427,056 as of September 30, 2012 as compared to $3,436,506 as of March 31, 2012. The recording of unearned revenue results from temporary delays in the delivery of products or services to Affiliates. In addition, $1,289,450 of unearned revenue relates to Affiliates who have enrolled in ToByTo Reward programs and have not yet qualified to receive the Company’s rewards.

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

Since July 2008, the Company has made loans to Excalibur International Marine Corporation. The loans were primarily used by Excalibur to acquire its vessel, the OceanLaLa, and to fund operating costs. As of September 30, 2012, the Company had the following outstanding loans to Excalibur. Because the Company consolidates Excalibur, these loans are not included in its consolidated financial statements.

Principal Amount	Interest Rate	Due Date
$1,564,717	0%	Due on demand
$47,000	8%	November 17, 2012
$90,000	8%	November 24, 2012
$2,500,000	8%	November 25, 2012
$60,000	8%	December 15, 2012
$51,600	8%	December 23, 2012
$330,000	8%	January 5, 2013
$100,000	8%	January 7, 2013
$75,000	8%	January 20, 2013
$100,000	8%	January 25, 2013
$120,000	8%	February 1, 2013
$160,000	8%	February 11, 2013
$250,000	8%	February 18, 2013
$45,000	8%	February 28, 2013
$140,000	8%	March 10, 2013
$17,000	8%	March 18, 2013
$130,000	8%	April 3, 2013
$65,000	8%	April 13, 2013
$75,000	8%	April 27, 2013
$512,000	8%	April 30, 2013
$34,000	8%	May 4, 2013
$70,000	8%	May 19, 2013
$260,000	8%	June 5, 2013
$150,000	8%	June 28, 2013
$462,000	8%	July 6, 2013
$100,000	8%	July 28, 2013
$100,000	8%	August 20, 2013
$250,000	8%	September 1, 2013
$70,000	8%	October 11, 2013
$200,000	8%	October 12, 2013
$1,110,000	8%	November 13, 2013
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

Since February 2010, the Company has started to buy securities available for sale to earn interest, and has invested $17.5 million in such securities at September 30, 2012.

From May 2011, the Company started to invest in a real estate project in Taiwan. As of September 30, 2012, payment of NTD600 million, approximately $20.8 million, has been made to the property developers.

The unused cash and cash equivalents of $3.5 million at September 30, 2012 will be used in the Company’s daily operations. The Company has no unused lines of credit or other borrowing facilities and believes that its ongoing operations generate sufficient cash to meet its liquidity requirements.

 Future Contractual Obligations

	Total	2013	2014	2015	Thereafter
Lease payments	$980,595	$238,327	$371,134	$371,134	$-

See Note 17 of the Notes to the Consolidated Financial Statements contained in Item 1 for the Company’s future contractual obligations under the employment agreements with certain of the Company’s executive officers and the consultancy agreement with a related party.

Other than as disclosed above and except for the payment obligation to purchase an office building located in Taipei, Taiwan as disclosed in Item 1- Note 8, the Company does not anticipate any material capital requirements for the year ending March 31, 2013.

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

Critical Accounting Policies and Estimates

During the six months ended September 30, 2012 the Company did not change any of its critical accounting policies or estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

(a)	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Jack Jie Qin and William E. Sluss, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2012, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Qin and William E. Sluss concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2012.

The Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of its disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

(b)	Changes in Internal Controls.

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that is reasonably likely to materially affect the Company’s internal control over financial reporting.

As of September 30, 2012, the Company has not fully remediate any of the material weaknesses disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012. Management is currently evaluating what steps, if any, can be taken in order to address these material weaknesses.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 19 to the financial statements included as part of this Report.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits

Exhibit No.:	Description:
31.1	Rule 13a-14(a) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jack Qin.

31.2	Rule 13a-14(a) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Sluss.

32.1	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jack Qin.

32.2	Section 1350 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Sluss.

101	The following materials from the EFT Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 14, 2012 formatted in Extensible Business Reporting Language (XBRL):*

(i)	Consolidated Balance Sheets (Unaudited),
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

EFT HOLDINGS, INC.
(Registrant)

Date: November 14, 2012	By:	/s/ Jack Jie Qin
Jack Jie Qin
Principal Executive Officer

	By:	/s/ William E. Sluss
William E. Sluss
Principal Financial Officer

