Form 10-Q
period 2012-12-31
EFT Holdings, Inc.
filed 2013-02-11
CIK 1450973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2012

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

As of the latest practicable date, February 11, 2013, the registrant had 75,983,201 outstanding shares of common stock.

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

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements.

EFT HOLDINGS, INC.

Consolidated Balance Sheets

	December 31, 2012	March 31, 2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,338,705	$4,346,517
Securities available for sale	7,126,104	10,082,372
Inventories	2,343,399	3,348,416
Accounts receivable, net	19,268	-
Prepaid expenses	800,099	330,778
Other receivables	397,910	364,512
Total current assets	15,025,485	18,472,595

Restricted cash	193,992	193,992
Property and equipment, net	7,044,477	7,824,241
Investment in developments in progress	20,654,045	20,779,249
Security deposit	443,007	435,804
Total assets	$43,361,006	$47,705,881
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$980,851	$2,289,648
Commission payable	4,321,573	4,351,420
Other liabilities	543,964	637,141
Unearned revenues	3,617,575	3,436,506
Short-term loan	508,786	-
Due to related parties	48,193	46,083
Total current liabilities	10,020,942	10,760,798
Contingent liabilities	2,631,579	2,597,403
Total liabilities	12,652,521	13,358,201

Equity
EFT Holdings, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value, 4,975,000,000 shares authorized, 75,983,201 shares issued and outstanding at December 31 and March 31, 2012	760	760
Additional paid in capital	52,854,891	52,854,891
Retained deficits	(18,210,573)	(15,771,169)
Accumulated other comprehensive income	213,010	708,431
Total EFT Holdings, Inc. stockholders’ equity	34,858,088	37,792,913
Non-controlling interest	(4,149,603)	(3,445,233)
Total equity	30,708,485	34,347,680
Total liabilities and equity	$43,361,006	$47,705,881

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011

Sales revenues, net	$588,763	$847,462	$1,679,673	$13,090,135
Shipping charges	118,328	316,470	344,836	1,680,353
Access fees	10,060	-	101,370	-
Transportation income – Excalibur	-	(4)	-	1,020
	717,151	1,163,928	2,125,879	14,771,508
Cost of goods sold	234,381	260,991	497,501	2,173,965
Shipping costs	4,424	145,803	4,842	1,133,616
Operating costs - Excalibur	258,491	284,656	761,569	838,963
	497,296	691,450	1,263,912	4,146,544
Gross profit	219,855	472,478	861,967	10,624,964
Operating expenses:
Selling, general and administrative expenses	1,584,352	2,116,501	4,429,669	5,991,874
Write-off (sales) of inventory obsolescence	(208,681)	-	498,398	-
Marketing expenses	-	115,398	-	223,393
Royalty expenses – Related party	59,686	157,790	174,842	872,191
Total operating expenses	1,435,357	2,389,689	5,102,909	7,087,458
Net operating income/(loss)	(1,215,502)	(1,917,211)	(4,240,942)	3,537,506
Other income/(expense)
Interest income	153,226	96,545	455,247	393,918
Interest expense	(21,879)	-	(118,226)	-
Loss on disposal of fixed assets	(77)	-	(12,713)	-
Gain on disposal of securities available-for-sale	282,649	4,195	353,371	98,559
Dividend income	1,001	12,882	26,655	38,935
Foreign exchange gain/(loss)	199,084	(194,970)	708,484	(1,106,848)
Other income	1,054	111,567	3,415	116,329

Total other income/(expense)	615,058	30,219	1,416,233	(459,107)

Net income/(loss) before income taxes and non-controlling interest	(600,444)	(1,886,992)	(2,824,709)	3,078,399
Income tax benefit/(expenses)	(4,168)	-	(17,306)	64,900
Net income/(loss)	(604,612)	(1,886,992)	(2,842,015)	3,143,299
Non-controlling interest	179,799	565,639	402,611	1,230,751
Net income/(loss) attributable to EFT Holdings, Inc.	(424,813)	$(1,321,353)	(2,439,404)	$4,374,050

Net income/(loss) per common share
Basic and diluted	$(0.01)	$(0.02)	$(0.03)	$0.06
Weighted average common shares outstanding
Basic and diluted	75,983,201	75,983,201	75,983,201	75,983,201

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011

Net income/(loss)	$(604,612)	$(1,886,992)	$(2,842,015)	$3,143,299

Other comprehensive income/(loss)
Foreign currency translation adjustment	(335,199)	(591,290)	(790,610)	1,166,174
Unrealized gain on securities available for sale	(258,258)	(19,771)	(6,570)	(112,735)
Comprehensive income/(loss)	(1,198,069)	(2,498,053)	(3,639,195)	4,196,738
Less: Comprehensive income/(loss) attributable to non-controlling interests	(58,562)	(676,674)	(301,759)	284,998
Comprehensive income/(loss) attributable to EFT Holdings, Inc.	$(1,139,507)	$(1,821,379)	$(3,337,436)	$3,911,740

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Changes in Equity (Unaudited)

	Common Stock		Additional Paid-in	Retained Earnings/	Accumulated Other Comprehensive	Non-controlling	Stockholders'
	Shares	Amount	Capital	(Deficits)	Income/(Loss)	Interests	Equity

BALANCE, MARCH 31, 2011	75,983,201	$760	$52,854,891	$(19,358,694)	$462,790	$(2,159,872)	$31,799,875

Comprehensive income:
Net income/(loss)	-	-	-	3,587,525	-	(1,550,358)	2,037,167
Unrealized gain on securities available for sale	-	-	-	-	200,964	-	200,964
Foreign currency translation adjustment	-	-	-	-	44,677	264,997	309,674

BALANCE, MARCH 31, 2012	75,983,201	$760	$52,854,891	$(15,771,169)	$708,431	$(3,445,233)	$34,347,680

Comprehensive income:
Net loss	-	-	-	(2,439,404)	-	(402,611)	(2,842,015)
Unrealized loss on securities available for sale	-	-	-	-	(6,570)	-	(6,570)
Foreign currency translation adjustment	-	-	-	-	(488,851)	(301,759)	(790,610)

BALANCE, DECEMBER 31, 2012	75,983,201	$760	$52,854,891	$(18,210,573)	$213,010	$(4,149,603)	$30,708,485

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	December 31, 2012	December 31, 2011
Cash flows from operating activities:
Net income/(loss)	$(2,842,015)	$3,143,299
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	833,119	878,662
Gain from securities available for sale	(353,371)	(98,559)
Stock dividends	(6,098)	-
Provision for inventory obsolescence	498,398	-
Loss on disposal of fixed assets	12,713	-
Changes in operating assets and liabilities:
Inventories	506,620	(1,021,581)
Prepaid expenses and other receivables	(461,001)	311,619
Accounts payable	(1,325,902)	407,541
Commission payable	(29,847)	(3,694,356)
Other liabilities	(121,191)	273,116
Unearned revenues	181,069	(8,457,066)
Net cash used in operating activities	(3,107,506)	(8,257,325)

Cash flows from investing activities:
Additions to fixed assets	(63,752)	(178,060)
Investment in developments in progress	-	(20,779,249)
Purchase of securities available for sale	(21,098,890)	(882,999)
Proceeds from available for sales securities	24,408,056	6,908,419
Net cash provided by/(used in) investing activities	3,245,414	(14,931,889)

Cash flows from financing activities
Proceeds from installment plan	508,786	-
Proceeds from short-term loans	7,937,289	-
Repayment of short-term loans	(7,937,289)	-
Net cash provided by financing activities	508,786	-

Effect of exchange rate changes on cash	(654,506)	1,046,559
Net decrease in cash	(7,812)	(22,142,655)
Cash, beginning of period	4,346,517	26,805,205
Cash, end of period	$4,338,705	$4,662,550
Supplemental disclosures of cash flow information:
Interest expenses paid in cash	$118,226	$-
Income taxes paid in cash	$14,816	$-

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

The online business reportable segment is an aggregation of the Company’s online operating segments, which are organized to sell the Company’s products to “Affiliates” through its website. To become an Affiliate, a customer must be recommended by another Affiliate, make a minimum purchase of $600, and pay $60 for shipping and handling fees. The Company, through its subsidiaries, uses the internet as its ‘storefront’ and business platform to sell and distribute American brand products consisting of 27 different nutritional products, some of which are oral sprays, 21 different personal care products, an environmentally protective automotive product, an environmentally friendly house cleaner and a flip top portable drinking container. The Company also assigned network access rights to third-party companies, which, in return, compensate EFT by paying access fees in an amount equal to 10% of the respective enrollment fee of every Affiliate who enters the e-phone and traveler program. For Affiliates that enter the $800 and $8,000 travel programs, an access fees in the amount of $30 and $300, respectively, will be paid.

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

The beverage reportable segment derives revenue and expense from the bottled water factory in Baiquan, Heilongjiang Province, China. This bottled water factory is expected to start production in the second quarter of 2013.

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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used in preparation of these consolidated financial statements for the nine months ended December 31, 2012 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

Recent accounting pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had, and is not expected to have, a material impact on the Company’s financial position or results of operations.

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

Assets measured at fair value are summarized below:

	December 31, 2012
	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total
Securities available for sale - Corporate bonds	$7,126,104	$-	$-	$7,126,104
CTX Virtual Technologies	-	-	-	-
Total assets measured at fair value	$7,126,104	$-	$-	$7,126,104

	March 31, 2012
	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total
Securities available for sale - Corporate bonds	$10,082,372	$-	$-	$10,082,372
CTX Virtual Technologies	-	-		-
Total assets measured at fair value	$10,082,372	$-	$-	$10,082,372

Note 4 – INVENTORIES

Inventories are valued at the lower of cost, determined on a first-in, first-out or market basis. Inventory consists of nutritional, personal care, automotive additive, environmentally safe products, portable drinking containers and the EFT-Phone. The Company has two warehouses, one in City of Industry, CA and the other in Kowloon, Hong Kong. The Company also consigned some of its inventories to two logistic service providers in China. On a quarterly basis, the Company’s management reviews inventory levels in each country for estimated obsolescence or unmarketable items, as compared with future demand requirements and the shelf life of the various products. Based on this review, the Company records inventory write-downs when costs exceed expected net realizable value.

The components of inventories were as follows:

	December 31, 2012	March 31, 2012
Raw materials	$38,567	$33,691
Supplies	11,801	11,449
Finished goods	2,654,639	3,303,276
	2,705,007	3,348,416
Less: Provision for inventory obsolescence	(361,608)	-
	$2,343,399	$3,348,416

Note 5 - RESTRICTED CASH

On August 20, 2009, Taiwan Taipei district court froze Excalibur’s cash ($193,992) as a result of a lawsuit filed by Marinteknik Shipbuilders (S) Pte Ltd., a Singapore company, against Excalibur in the Taiwan Taichung District Court. The lawsuit claims Excalibur owes service fees and out-of-pocket expenses of $249,731 to Marinteknik Shipbuilder (S) Pte Ltd. As of December 31 and March 31, 2012, restricted cash remained unchanged.

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2012	March 31, 2012
Construction in progress	$-	$3,547
Transportation equipment	11,611,785	11,611,785
Property and plant	980,648	914,535
Leasehold improvements	513,540	518,659
Automobiles	241,023	241,023
Computer equipment	129,546	169,959
Furniture and fixtures	95,697	95,685
Machinery and equipment	315,231	349,128
	13,887,470	13,904,321
Less: Accumulated depreciation	(6,842,993)	(6,080,080)
	$7,044,477	$7,824,241

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

The Company uses the “EFT” name, a trademark owned and licensed to it by EFT Assets Limited. The Company is required to pay an annual royalty to EFT Assets Limited equal to a percentage of its gross sales for the previous fiscal year. The percentage is 5% for the first $30 million in gross sales, 4% for the $10 million in gross sales in excess of $30 million, 3% for the $10 million in gross sales in excess of $40 million; 2% for the $10 million in gross sales in excess of $50 million; and 1% for the $10 million in gross sales in excess of $60 million. EFT Assets Limited is owned by a number of persons, including Wendy Qin, director of EFT International Ltd. Ms. Qin is the sister of Jack Jie Qin, the Company’s president. During the nine months ended December 31, 2012 and 2011, the royalties payable to EFT Assets Limited were $174,842 and $872,191, respectively. As of December 31 and March 31, 2012, the royalties due to EFT Assets Limited were $77,739 and $1,212,697, respectively.

The Company rents a 6,500 square foot office space for its satellite training center in Hong Kong. This office is located at Langham Office Tower, 8 Argyle Street, Suite 3706, Kowloon, Hong Kong SAR. The leased space is owned by a number of persons, including Wendy Qin, a director of EFT (HK) Ltd. and the sister of Jack Qin, the Company’s president. The lease for this space expires on March 31, 2015, with a monthly rental of $30,900. During the nine months ended December 31, 2012 and 2011, the Company paid the lessor $278,710 and $283,419, respectively, in rental expense.

In March 2010, one of the Company’s subsidiaries, EFT International Ltd., entered into a consultancy agreement with JFL Capital Limited, a company in which Wendy Qin serves as a director and is one of the principal shareholders. Under this agreement, EFT International Ltd. engaged JFL Capital Limited to provide EFT International Ltd. consultancy services on administration, financial matters, corporate planning and business development commencing from April 1, 2010, and the annual fee will be increased at the rate of $15,000 each year. The agreement may be terminated by either party on three months’ written notice. During the nine months ended December 31, 2012 and 2011, EFT International Ltd. paid JFL Capital Limited consultancy fees of $258,750 and $247,500, respectively. As of December 31 and March 31, 2012, the consultancy fees due to JFL Capital Limited were $86,250 and $82,500, respectively.

Note 8 – INVESTMENT IN DEVELOPMENTS IN PROGRESS

On May 2, 2011, Jack Qin, as an agent, entered into two series of agreements, one series with Meifu Development Co., Ltd. (“Meifu”) and the other series with TransGlobe Life Insurance Inc. (“TransGlobe”), to purchase an office building located in Taipei, Taiwan (the “Taiwan Building”). The Taiwan Building consists of 14 floors and 144 parking spaces. The agreements signed with Meifu related to the purchase of the 8th -14th floors, 1 out of 2 units on the 7th floor and 79 parking spaces, while the agreements signed with TransGlobe were for the purchase of the 1st -6th floors, the other unit on the 7th floor and the remaining 65 parking spaces in the Taiwan Building. The Taiwan Building is under construction and will be completed by the end of 2013. The total purchase price for the Taiwan Building is approximately $244.4 million. The Company intended to retain one floor of the Taiwan Building for its own business operations and planned to sell the majority of the remaining floors.

On July 1, 2011 and July 7, 2011, EFT Investment Co. Ltd. (“EFT Investment”), a wholly-owned subsidiary of the Company, as a party to the contract in place of Jack Qin, entered into two sets of agreements (the “July 2011 Agreements”) with the sellers of the Taiwan Building that provided for substantially the same rights and obligations as the original May 2, 2011 agreements. Pursuant to the terms of the July 2011 Agreements, EFT Investment was obliged to pay the remaining twelve outstanding installments with various amounts due up to the scheduled completion of the Taiwan Building. Each subsequent quarterly payment, starting from April 20, 2012, was approximately $4 million, with the residual payment of approximately $163.6 million due at the time of completion of the Taiwan Building. As of December 31, 2012, payment of NTD600 million, approximately $20.6 million, has been made. For more information on this purchase obligation, please see Note 17.

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

On June 15, 2012, EFT Investment received a letter (the “Meifu Letter”) from Meifu wherein Meifu served notice of termination (as of that date) of its contracts with EFT Investment for the purchase of the Taiwan Building and a purported forfeiture of EFT Investment’s deposit of approximately $17.2 million (the “Deposit”). Subsequently, on June 29, 2012, EFT Investment’s local counsel issued a letter to Meifu alleging fraud and misrepresentation by Meifu during the course of the transactions. EFT Investment contended that the Meifu Letter and the purported termination of contracts between Meifu and EFT Investment were invalid and demanded the return of the Deposit and construction advances. On July 3, 2012, EFT Investment’s local counsel issued a letter to TransGlobe with substantially the same contentions as contained in the June 29, 2012 letter to Meifu, and therein argued that the contracts between TransGlobe and EFT Investment were terminated and requested that all payments made to TransGlobe be returned. On October 10, 2012, EFT Investment received a letter from Transglobe by which Transglobe served a “notice of termination” (as of that date) of its contracts with EFT Investment for the purchase of the Taiwan Building and a purported forfeiture of EFT Investment’s deposit of approximately $3.4 million (the “Deposit”). Subsequently, on November 7, 2012, EFT Investment's local counsel issued a letter to Meifu and Transglobe alleging fraud and misrepresentation by Meifu and Transglobe during the course of the transactions.

Note 9 – EXCALIBUR

On October 25, 2008, the Company through its wholly-owned subsidiary, EFT Investment, acquired a 48.81% equity interest in Excalibur for $19,193,000. The Company initially loaned funds to Excalibur in July 2008 and subsequently has continued to provide Excalibur with loan capital to fund its operations.

The Company consolidates Excalibur based on a three-month lag with the Company’s reporting periods. All inter-company accounts and transactions were eliminated in consolidation. The following table provides a summary of balance sheet information for Excalibur as of September 30, 2012 and 2011, which is consolidated in the Company’s financial statements as of December 31, 2012 and 2011:

	Excalibur International Marine Corporation
	September 30, 2012		September 30, 2011
	NTD*	USD	NTD	USD
Total assets	216,539,160	6,056,783	257,256,784	7,390,830
Total liabilities	409,658,701	14,101,849	408,617,350	13,410,482
Net liabilities	(193,119,541)	(8,045,066)	(151,360,566)	(6,019,652)
48.81% ownership	(94,261,648)	(3,926,797)	(73,879,092)	(2,938,192)

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

In July 2010, the Company lent $5,000,000 to CTX Virtual Technologies, Inc. The loan to CTX was unsecured, bore interest at 8% per year and had a term of one year to July 26, 2011.  At any time during the one-year term, the Company could at its option convert the loan into 8,474,576 units, with each unit consisting of one share of CTX’s common stock and one warrant. Each warrant allows the Company to purchase one additional share of CTX’s common stock at a price of $1.00 at any time on or before June 23, 2015. At any time after January 26, 2011 and before July 26, 2011, CTX could, at its option, cause the loan to be converted into the same 8,474,576 units. If CTX common stock was not listed on the American Stock Exchange, the OTC Bulletin Board or NASDAQ by February 28, 2011, the number of shares of common stock and warrants issuable on conversion of the loan would be increased by 25%.

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

On December 31, 2012, the closing market price of CTX common stock, as reported by NASDAQ, was $1.24 per share, based on a trade of 1,000 shares on December 21, 2012. Prior to that trade, the closing market price of CTX common stock, as reported by NASDAQ, was $1.00 per share. This company’s common stock continues to be very thinly traded and, as reported by NASDAQ, a total of 15,000 common shares were traded during the nine months ended December 31, 2012 at an average price, based on reported closing prices, of $1.17. Because of the lack of a sufficiently active market, the Company does not believe that quoted market prices for CTX’s common stock are a reliable indicator of the fair value of our investment.

The Company may seek to recover a portion of its investment through the sale of common stock in the open market once the restricted period expires. However, because of the size of the Company’s position in relation to the market, the Company does not expect to be able to recover any significant portion of its investment in the foreseeable future.

Note 11 - OTHER LIABILITIES

Other liabilities consist of the following:

	December 31, 2012	March 31, 2012

Payroll liabilities	$103,446	$104,723
Warranty liabilities	5,977	3,748
Accrued interest	9,477	-
Accrued expenses	410,890	509,088
Provision for tax	7,285	4,788
Others	6,889	14,794
	$543,964	$637,141

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its limited warranty. Changes in the warranty liability for standard warranties which are included in current liabilities on the Company’s Consolidated Balance Sheets are presented in the following tables:

	December 31, 2012	March 31, 2012
Warranty liability as at beginning of period, current	$3,748	$88,784
Cost accrued/(reversal) of costs	8,153	(73,753)
Service obligations honored	(5,924)	(11,283)
Warranty liability as at end of period, current	$5,977	$3,748

Note 12 – DUE TO RELATED PARTIES

	December 31, 2012	March 31, 2012
Amount due to related parties:	$48,193	$46,083

The above amounts are due to Steve Hsiao, a shareholder of Excalibur.

Note 13 - CONTINGENT LIABILITIES

The Company’s controlled subsidiary, Excalibur, purchased the vessel “OceanLaLa” from a British Virgin Islands, “BVI,” company, Ezone Capital Co. Ltd., in 2008. The purchase price was EURO16,000,000, equivalent to approximately $21 million. The vessel was delivered to Excalibur and registered as owned by Excalibur at the end of 2008. The last payment of EURO2,000,000, equivalent to approximately $2,631,579, is still under dispute as Excalibur believes that certain special equipment relating to the OceanLaLa, including special tooling, was not delivered at the time of sale and that one of the Ezone’s directors did not act in good faith and was involved in self-dealing.

Note 14 – SHORT-TERM LOAN

As discussed in Note 8, EFT Investment was obliged to pay the remaining twelve outstanding installments (with various amounts due) for the Taiwan Building up to the scheduled completion. As of September 30, 2012, the Company had received approximately $7.9 million from a third-party, non-affiliate lender, Elite Capital Company Limited (Hong Kong), in order to provide additional cash funds for payments related to the Taiwan building. The loan agreement was signed on September 13, 2012, with an effective date of May 2, 2012. The loan bore an interest rate of 3% per annum. The loan was to be repaid within thirty business days of the applicable maturity date.

The loan was fully repaid during the quarter ended December 31, 2012.

The Company has received a $571,200 loan from a third party, Insurance Financing, Inc., to finance the director and officer insurance premium for the current D&O insurance policy. The loan bears an interest rate of 4.95% per annum, and will be repaid over a nine-month period which began on December 15, 2012. The terms of the agreement allow for the Company to make nine equal payments of $64,782.85.

Note 15 – STOCKHOLDERS’ EQUITY

Common stock

As of December 31, 2012, the Company had 4,975,000,000 shares of common stock authorized and 75,983,201 shares issued and outstanding.

The Company did not issue any shares of common stock during the nine months ended December 31, 2012.

Warrants

As of December 31, 2012, the Company’s subsidiary Digital Development Partners Inc. has 2,000,000 common stock warrants outstanding, and 330,665 Series A and 330,665 Series B warrants outstanding, which are accounted for as equity instruments.  The 2,000,000 warrants will expire on June 1, 2014 and permit the holders to purchase one share of Digital’s common stock at an exercise price of $1.00 per share. The Series A and Series B warrants will expire on September 30, 2014 and permit the holders to purchase one share of Digital’s common stock at an exercise price of $1.00 per share and $1.25 per share, respectively.

Note 16 - INCOME TAXES

The Company was incorporated in the United States and has operations in five tax jurisdictions - the United States, the Hong Kong Special Administrative Region (“HK SAR”), mainland China, Taiwan, and the BVI.

The Company generated substantially all of its net income from its BVI operations for the nine months ended December 31, 2012.  According to BVI tax law this income is not subject to any taxes. The Company’s HK SAR subsidiaries are subject to a 16.5% profit tax based on its taxable net profit. EFT (HK) Ltd provides management service to a BVI subsidiary, and the BVI subsidiary reimburses EFT HK Ltd for its total operating expenses plus 5% mark up, and the income is subject to 16.5% profit tax. The deferred tax assets for the Company’s US operations and HK SAR subsidiaries were immaterial for the nine months ended December 31, 2012.

The Company’s Taiwanese subsidiary and its factory in mainland China, are subject to a 17% and 25% standard enterprise income tax, respectively, based on its taxable net profit. These subsidiaries have incurred net accumulated operating losses for income tax purposes and believe that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, it has provided full valuation allowance for the deferred tax assets arising from the losses as of December 31, 2012 and 2011.

The income tax expenses consist of the following:

	Nine Months Ended December 31,
	2012	2011
Current:
Domestic	$14,816	$-
Foreign	2,490	-
Over-provision for prior years	-	(64,900)
Deferred	-	-
Income tax expenses/(benefit)	$17,306	$(64,900)

A reconciliation of income taxes, with the amounts computed by applying the statutory federal income tax rate, 37% for the nine months ended December 31, 2012 and 2011, to income before income taxes for the nine months ended December 31, 2012 and 2011, is as follows:

	Nine Months Ended December 31,
	2012	2011
Income tax/(provision) at U.S. statutory rate	$(1,171,550)	$1,618,399
State tax	14,816	-
Indefinitely invested earnings/(incurred losses) of foreign subsidiaries	1,140,162	(1,657,672)
Nondeductible expenses	31,388	39,273
Foreign subsidiary income tax	2,490	-
Over-provision for prior years	-	(64,900)
Income tax expenses/(benefit)	$17,306	$(64,900)

The Company does not have any uncertain tax positions. In accordance with ASC Topic 740, interest associated with unrecognized tax benefits are classified as income tax and penalties are classified in selling, general and administrative expenses in the statements of operations. For the nine months ended December 31, 2012, due to amendment of 2007 tax return, approximately $97,000 was provided for related interest and penalty expenses. The Company is currently under audit by the U.S. Internal Revenue Service for the tax year ended March 31, 2009. This audit is currently in the discovery stage, and the Company cannot determine at this stage if the audit will result in an additional liability or a refund. During the quarter the Company was assessed a $70,000 penalty related to the alledged late filing of the Company’s 2009 Federal tax return.  The Company is in the process of appealing this assessment with the Internal Revenue Service.

Note 17 - COMMITMENTS

Executive Offices

The Company leases 3,367 square feet of space in California that serves as its principal executive offices. The lease expires in February 2013.  The monthly rent for the fiscal year ended March 31, 2013 is $9,832. Future minimum lease payments under the operating lease are as follows:

Year Ending March 31,

2013	$19,664

The Company rents office space for its satellite training center in Hong Kong. The leased space is partially owned by Wendy Qin, a director of EFT (HK) Ltd. and the sister of Jack Qin, the Company’s president. The lease expires on March 31, 2015, with a monthly rental of $30,900. Future minimum lease payments under the operating lease are as follows:

Year Ending March 31,

2013	$92,700
2014	370,800
2015	370,800

The Company rents storage space for its satellite training center in Hong Kong.  The lease provides for monthly lease payments approximating $955 starting on January 4, 2013 and expiring on January 3, 2015. Future minimum lease payments under the operating lease are as follows:

Year Ending March 31,

2013	$2,865
2014	11,460
2015	8,595

Total rent expenses for the nine months ended December 31, 2012 and 2011, were $449,028 and $464,683, respectively, of which related party lease expenses were $278,710 and $283,419, respectively.

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

Purchase obligation

As discussed in Note 8, the Company’s wholly owned subsidiary, EFT Investment Co. Ltd, has entered into agreements to purchase an office building located in Taipei, Taiwan. The office building is under construction and will be completed by the end of 2013. The total purchase price for the office building is NTD7.1 billion, equivalent to approximately $244.4 million.

Pursuant to the terms of these agreements, the Company was obliged to pay the remaining twelve (12) outstanding installments with various amounts due until the completion of the building project. The latest payment, in the amount of approximately $13 million, was due on April 20, 2012. However, this payment was suspended by the Company due to, among other things, the failure of the sellers to comply with certain conditions precedent applicable to the agreements. Each subsequent quarterly payment, starting from April 20, 2012, was approximately $4 million. Finally, the residual payment of approximately $167 million was due at the time of completion of the building.

If the Company breaches any provisions relating to the terms and method of payment stated in the agreement, the seller may confiscate an amount calculated as 15 percent of the total real estate price, approximately $36 million. If the amount to be confiscated exceeds the amount of the price already paid, it shall be limited to the amount of the price already paid and the parties may rescind the agreement. As of December 31, 2012, payment of NTD600 million, equivalent to approximately $20.6 million, has been made to the seller.

For more on this purchase obligation, including disputes amongst the parties to the investment, please see Note 8.

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

The following tables provide the business segment information as of and for the three months and nine months ended December 31, 2012 and 2011. Income tax allocations have been determined based on statutory rates in the applicable business segment.

	Three months ended December 31, 2012
	Online business	Transportation business	Beverage business	Total
Sales revenues, net	$717,151	$-	$-	$717,151
Cost of goods sold	(238,805)	(258,491)	-	(497,296)
Gross profit/(loss)	478,346	(258,491)	-	219,855
Operating expenses:
Selling, general and administrative expenses	1,255,430	223,265	105,657	1,584,352
Inventory obsolescence	(208,681)	-	-	(208,681)
Royalty expenses	59,686	-	-	59,686
Total operating expenses	1,106,435	223,265	105,657	1,435,357
Net operating loss	(628,089)	(481,756)	(105,657)	(1,215,502)
Other income/(expense)	416,482	198,758	(182)	615,058
Allocated income tax	(4,168)	-	-	(4,168)
Loss after income tax	(215,775)	(282,998)	(105,839)	(604,612)

Total long-lived assets	218,887	5,624,001	1,201,589	7,044,477

Additions to long-lived assets	2,414	37	3,347	5,798

	Three months ended December 31, 2011
	Online business	Transportation business	Beverage business	Total
Sales revenues, net	$1,163,932	$(4)	$-	$1,163,928
Cost of goods sold	(406,794)	(284,656)	-	(691,450)
Gross profit/(loss)	757,138	(284,660)	-	472,478
Operating expenses:
Selling, general and administrative expenses	1,362,813	611,567	142,121	2,116,501
Marketing expenses	115,398	-	-	115,398
Royalty expenses	157,790	-	-	157,790
Total operating expenses	1,636,001	611,567	142,121	2,389,689
Net operating loss	(878,863)	(896,227)	(142,121)	(1,917,211)
Other income/(expenses)	165,265	(133,551)	(1,495)	30,219
Allocated income tax	-	-	-	-
Loss after income tax	(713,598)	(1,029,778)	(143,616)	(1,886,992)

Total long-lived assets	334,245	6,474,764	1,212,202	8,021,211

Additions to long-lived assets	73,559	-	26,555	100,114

	Nine months ended December 31, 2012
	Online business	Transportation business	Beverage business	Total
Sales revenues, net	$2,125,879	$-	$-	$2,125,879
Cost of goods sold	(502,343)	(761,569)	-	(1,263,912)
Gross profit/(loss)	1,623,536	(761,569)	-	861,967
Operating expenses:
Selling, general and administrative expenses	3,555,786	603,375	270,508	4,429,669
Inventory obsolescence	498,398	-	-	498,398
Royalty expenses	174,842	-	-	174,842
Total operating expenses	4,229,026	603,375	270,508	5,102,909
Net operating loss	(2,605,490)	(1,364,944)	(270,508)	(4,240,942)
Other income	721,233	694,414	586	1,416,233
Allocated income tax	(17,306)	-	-	(17,306)
Loss after income tax	(1,901,563)	(670,530)	(269,922)	(2,842,015)

Total long-lived assets	218,887	5,624,001	1,201,589	7,044,477

Additions to long-lived assets	48,105	6,136	9,511	63,752

	Nine months ended December 31, 2011
	Online business	Transportation business	Beverage business	Total
Sales revenues, net	$14,770,488	$1,020	$-	$14,771,508
Cost of goods sold	(3,307,581)	(838,963)	-	(4,146,544)
Gross profit/(loss)	11,462,907	(837,943)	-	10,624,964
Operating expenses:
Selling, general and administrative expenses	4,222,816	1,437,255	331,803	5,991,874
Marketing expenses	223,393	-	-	223,393
Royalty expenses	872,191	-	-	872,191
Total operating expenses	5,318,400	1,437,255	331,803	7,087,458
Net operating income/(loss)	6,144,507	(2,275,198)	(331,803)	3,537,506
Other income/(loss)	588,703	(1,044,755)	(3,055)	(459,107)
Allocated income tax	64,900	-	-	64,900
Income/(loss) after income tax	6,798,110	(3,319,953)	(334,858)	3,143,299

Total long-lived assets	334,245	6,474,764	1,212,202	8,021,211

Additions to long-lived assets	102,316	-	75,744	178,060

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

Excalibur purchased the OceanLaLa from Ezone Capital Co. Ltd., prior to its acquisition by the Company. The last payment of EURO2,000,000, equivalent to approximately $2,631,579, was withheld by Excalibur since Excalibur believed that special tooling was not delivered at the time of sale and that an Ezone’s director did not act in good faith and was involved in self-dealing.

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

On August 2, 2010, the Company commenced a legal proceeding against Marinteknik Shipbuilders (S) Pte Ltd., and three other persons in the High Court of the Republic of Singapore (the “High Court”) alleging fraud, misrepresentation, and deceit on the part of the defendants with respect to Excalibur’s purchase of the OceanLaLa. The Company claims that the wrongful actions of the defendants resulted in damages of $19,000,000 to the Company. On December 11, 2012, the High Court issued a decision wherein they dismissed EFT’s actions against Marinteknik and Lim Lan Eng (Priscilla), a director of Marinteknik. On January 8, 2013, EFT filed an appeal petition against the decision made by the High Court. The final resolution of such appeal is still pending.

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

Note 20 - SUBSEQUENT EVENTS

On January 28, 2013, EFT Investment initiated a lawsuit against Peng Cheng-Hao, chairman of the board of directors of Meifu Development Co., Ltd. (“Meifu”), Zhang Shi-Kui, general manager of Meifu, Liu Xian-Jue, chairman of the board of directors of TransGlobe Life Insurance Inc. (“TransGlobe”), Peng Teng-De, executive vice chairman of the board of directors of TransGlobe, Zheng Yi-Feng, manager of the real estate management department of TransGlobe, Chen Hong-Dong (a.k.a., Thomas Chen), former chairman and director of the board of directors and general manager of Excalibur, and Wu Da-Min, an associate of Thomas Chen. EFT Investment alleges in that suit that, among other things, all of the defendants may have committed various contractual breaches and / or breaches of duties, including breach of trust, fraud, money laundering securities law violations, insurance law violations and tax evasion. The amount claimed as damages in the lawsuit is NTD600 million, or approximately $20.6 million. Please see Note 8 (Investment in Developments in Progress) for further information.

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

In addition, the Company has constructed a factory and water plant to produce bottled water in Baiquan, Heilongjiang Province, China, which is expected to start production by the second quarter of the 2013 calendar year.

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

As of January 23, 2013, the Company had 1,252,715 registered Affiliates, most of which were located in China and Hong Kong. For the nine months ended December 31, 2012, the Company did not have any sales activities in the United States. None of the Company’s Affiliates account for a significant portion of the Company’s business.

The Company pays its Affiliates a commission on the products they order from the Company. The commission is approximately 60% of the total dollar amount of the order. Commissions are considered a reduction of the sales price of the Company’s products and are reflected in the Company’s financial statements as a reduction in revenue. The commissions earned by each Affiliate are held in book entry form. The Affiliate can use the commissions to pay for new orders or can transfer the commissions to a bank account where they can be withdrawn, in local currency, at automated teller machines in the country where the Affiliate resides. With this process, the Company reduces operating expenses and eliminates cumbersome accounting chores such as issuing checks and reconciling bank statements.

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

On April 1, 2012, the Company assigned network access rights to ToByTo Limited (“ToByTo”), a third-party company. The network access rights to ToByTo Limited include the right to access EFT’s Affiliate database for ToByTo’s marketing campaign, and provides access to EFT’s e-money system to facilitate their sales activities. ToByTo Limited, in return, will compensate EFT by paying access fees in an amount equal to 10% of the respective enrollment fee of every Affiliate who enters the ToByTo Limited e-phone program each time (but not less than $300 per Affiliate).

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

Results of Operations

Comparison for the Three Months Ended December 31, 2012 and 2011

The following sets forth certain components of the Company’s consolidated statements of operations information for the three months ended December 31, 2012 and 2011.

(All amounts, other than percentages, in thousands of U.S. dollars)

	THREE MONTHS ENDED 12/31/12	THREE MONTHS ENDED 12/31/11
Item	In Thousands	In Thousands	Amount of Change	% of Change
Sales revenues, net	$589	$847	$(258)	-30%
Shipping charges	118	316	(198)	-63%
Cost of goods sold	234	261	(27)	-10%
Shipping costs	4	146	(142)	-97%
Operating costs – Excalibur	258	285	(27)	-9%
Gross profit	220	472	(252)	-53%
Selling, general and administrative expenses	1,584	2,117	(533)	-25%
Provision for inventory obsolescence	(209)	-	(209)	NM
Marketing expenses	-	115	-115	-100%
Royalty expenses	60	158	(98)	-62%
Interest income	153	97	56	58%
Gain on disposal of securities available for sale	283	4	279	6975%
Foreign exchange(gain)/loss	199	(195)	394	-202%
Net income/(loss) attributable to EFT Holdings, Inc.	(425)	(1,321)	896	-67%

*NM - not meaningful

Sales revenue, net

Sales revenues, net, decreased to approximately $589,000 for the three months ended December 31, 2012 as compared to approximately $847,000 for the three months ended December 31, 2011. Effective April 2011, the Company increased its cost to become an Affiliate from $300 to $600. As a result, sales demand from Affiliates has dropped significantly. Gross sales of products dropped significantly from approximately $3,140,000 to $1,318,000, mainly due to product sales orders dropping from $3.1 million to $1.4 million as compared to the same period last year. The Company sold approximately $134,000 of its overstocked items and items nearing obsolescence at significantly reduced prices to a third party in an ongoing effort to maintain acceptable inventory levels. The Company believes that the new product programs currently in development will increase sales significantly in the coming months.

Shipping charges

Shipping charges decreased to approximately $118,000 for the three months ended December 31, 2012 from approximately $316,000 for the three months ended December 31, 2011, mainly due to the $1.8 million reduction in gross sales.

Cost of goods sold

Cost of goods sold decreased to approximately $234,000 for the three months ended December 31, 2012 from $261,000 for the three months ended December 31, 2011, mainly due to a decrease in gross sales of products. Cost of goods sold consists of merchandise purchased from vendors. Gross sales of products declined from approximately $3,140,000 to $1,318,000, or 58%. However, cost of sales of products declined by only 10% from approximately $259,000 to $233,000, mainly due to the sale of $134,000 of promotional items that were sold at only a 10% mark up. Despite the items that were sold at discounted prices, cost of goods sold as a percentage of sales was 9%, similar to the same period last year.

Shipping costs

Shipping costs decreased to approximately $4,000 for the three months ended December 31, 2012 from approximately $146,000 for the three months ended December 31, 2011, mainly attributable to the transfer of fewer goods due to the lower volume of sales. Shipping costs consist of freight charges from the U.S. warehouse and/or vendors to the Company’s logistics facility in China.

Operating costs – Excalibur

Operating costs – Excalibur decreased to approximately $258,000 for the three months ended December 31, 2012 as compared to approximately $285,000 for the three months ended December 31, 2011. As a result of the damage to the OceanLaLa, the vessel has temporarily been taken out of service. The Company continues to minimize the cost associated with maintaining the ship and currently maintains a minimal crew on the vessel.

Gross profit

Gross profit decreased to approximately $220,000 for the three months ended December 31, 2012 compared to approximately $472,000 for the three months ended December 31, 2011. Gross profit, as a percentage of total revenue, was 30% during this period compared with 40% for the three months ended December 31, 2011. The decrease in gross profit was mainly due to a decrease in gross sales of $1.8 million as compared to the same period last year and the negative impact on gross profit of the discounted sale of $134,000 of overstocked items and items nearing obsolescence at a discount.

The Company’s revenue recognition policy is in accordance with the requirements of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, (“SAB104”), ASC Topic 605, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” and other applicable revenue recognition guidance and interpretations. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Transportation income is generated from transporting passengers and cargo and is recognized at the time when passengers and cargo are conveyed to the destination port. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Commissions paid to the Company’s Affiliates are considered to be a reduction of the selling prices of its products, and are recorded as a reduction of revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to approximately $1,584,000 for the three months ended December 31, 2012 compared to $2,117,000 for the three months ended December 31, 2011, mainly due to a decrease in unrecoverable debt from promotional activities in Korea of $113,273, legal fees associated with legal cases involving Excalibur and EFT Investment Ltd., and a reduction of fees charged by a service provider in the United States. Legal fees decreased to $219,110 for the three months ended December 31, 2012, compared to $490,189 for the three months ended December 31, 2011. The U.S. service provider decreased its fees to $118,292 for the three months ended December 31, 2012 as compared to $229,885 for the three months ended December 31, 2011.

Inventory obsolescence

A provision of approximately $209,000 for inventory obsolescence was reversed during the three months ended December 31, 2012 as compared to nil for the three months ended December 31, 2011, mainly due to the Company’s sale of a portion of its overstocked items and items nearing obsolescence at significantly reduced prices to a third party in an ongoing effort to maintain acceptable inventory levels. Management reviewed inventory levels in each country by comparing recent demand requirements and the corresponding shelf life of various products and reversed $209,000 of provisions for estimated obsolescence made in prior periods and recognized $36,000 of loss for products that exceeded their shelf life.

Marketing expenses

No marketing expenses were incurred for the three months ended December 31, 2012 compared to approximately $115,000 for the three months ended December 31, 2011 due to the expiration of a consultancy agreement on December 31, 2011. On January 1, 2009, EFT International Limited, a wholly-owned subsidiary of the Company, entered into a contract with ZR Public Relation Consultant Ltd. (the “Consultant”), which provides public relations consulting services in Asia. In consideration of the services rendered by the Consultant, EFT International Limited paid 5% of the total commission payout to all of the affiliates for each fiscal year during the contract period.

Royalty expenses- related party

Royalty expenses decreased to approximately $60,000 for the three months ended December 31, 2012 as compared to approximately $158,000 for the three months ended December 31, 2011 mainly due to a decrease in gross sales during the year. Royalty payable to EFT Assets is equal to a percentage of the Company’s gross sales based on certain threshold criteria. See Note 7 to the consolidated financial statements in this Quarterly Report for further information.

Interest income

Interest income increased to approximately $153,000 for the three months ended December 31, 2012 as compared to approximately $97,000 for the three months ended December 31, 2011. Interest income increased due to an increase of investments in corporate bonds as compared to the prior period. The increase in interest income was due to the investment of funds received from the short-term loan recorded during the first quarter of the fiscal year. Interest income from the investment of the funds from the short-term loan during the period was approximately $70,000.

Gain on disposal of securities available for sale

Gain on disposal of securities available for sale increased to approximately $283,000 for the three months ended December 31, 2012 compared to $4,000 for the three months ended December 31, 2011, mainly due to gains associated with the liquidation of funds invested by the Company originally obtained from a loan of approximately $7.9 million in May 2012, in order to provide additional cash funds for payments related to the Taiwan building. Due to the suspension of payments by the Company to Meifu and Transglobe, the $7.9 million proceeds of the loan were invested in corporate bonds in order to generate interest income to offset interest expense related to the loan. In addition, the Company recognized gains on the sale of certain securities held in the United States and managed by a third-party manager.

Foreign exchange gain

Foreign exchange gain increased to $199,000 for the three months ended December 31, 2012 as compared to a loss of $195,000 for the three months ended December 31, 2011. Foreign exchange gain increased because of fluctuations in foreign exchange rates, with the NTD depreciating against the U.S. Dollar for the Company’s USD borrowings, which are planned and anticipated to be settled in the foreseeable future.

Comparison for the Nine Months Ended December 31, 2012 and 2011

The following sets forth certain components of the Company’s consolidated statements of operations information for the nine months ended December 31, 2012 and 2011.

(All amounts, other than percentages, in thousands of U.S. dollars)

	NINE MONTHS ENDED 12/31/12	NINE MONTHS ENDED 12/31/11
Item	In Thousands	In Thousands	Amount of Change	% of Change
Sales revenues, net	$1,680	$13,090	$(11,410)	-87%
Shipping charges	345	1,680	(1,335)	-79%
Access fees	101	-	101	NM
Cost of goods sold	498	2,174	(1,676)	-77%
Shipping costs	5	1,134	(1,129)	-100%
Operating costs – Excalibur	762	839	(77)	-9%
Gross profit	862	10,625	(9,763)	-92%
Selling, general and administrative expenses	4,430	5,992	(1,562)	-26%
Inventory obsolescence	498	-	498	NM
Marketing expenses	-	223	(223)	-100%
Royalty expenses	175	872	(697)	-80%
Interest income	455	394	61	15%
Interest expenses	(118)	-	(118)	NM
Gain on disposal of securities available for sale	353	99	254	256%
Foreign exchange (gain)/loss	708	(1,107)	1,815	164%
Net income/(loss) attributable to EFT Holdings, Inc.	(2,439)	4,374	(6,813)	-155%

*NM - not meaningful

Sales revenue, net

Sales revenues, net, significantly decreased to approximately $1,680,000 for the nine months ended December 31, 2012 as compared to approximately $13,090,000 for the nine months ended December 31, 2011. Effective April 2011, the Company increased its cost to become an Affiliate from $300 to $600. As a result, sales demand from Affiliates has dropped significantly since the increase. Gross sales of products dropped significantly from $16,995,767 to $3,585,412, mainly due to the Company recognizing $10 million of revenue in the quarter ended December 31, 2011 for products ordered before March 31, 2011. This increase in sales prior to April 2011 was primarily due to Affiliates stocking up on products prior to the price increase. In addition, product sales orders dropped from $7.3 million to $3.7 million as compared to the same period last year. The Company sold approximately $134,000 of its overstocked items and items nearing obsolescence at significantly reduced prices to a third party in an ongoing effort to maintain acceptable inventory levels. The Company believes that the new product programs currently in development will increase sales significantly in the coming months.

Shipping charges

Shipping charges decreased to approximately $345,000 for the nine months ended December 31, 2012 from approximately $1,680,000 for the nine months ended December 31, 2011 mainly due to the $13.4 million reduction in gross sales.

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

Cost of goods sold

Cost of goods sold decreased to approximately $498,000 for the nine months ended December 31, 2012 from $2,174,000 for the nine months ended December 31, 2011, mainly due to a decrease in gross sales of products. Cost of goods sold consists of merchandise purchased from vendors. Gross sales of products declined significantly by 80% from $16,995,767 to $3,585,412. Similarly, cost of sales of products declined by 76% from $2,000,802 to $488,172. However, cost of products had a slower rate of decline (4% less than sales revenue, net), as a result of the sale of $134,000 of promotional items that were marked up 10% over cost. Despite the sale of those items at a discounted price, cost of products as a percentage of sales was 11%, similar to the same period last year. Cost of smart phones declined by 94% from $167,950 to $9,329, while the sales of smart-phone decreased by 86% from $331,975 to $45,111.

Shipping costs

Shipping costs decreased to $4,842 for the nine months ended December 31, 2012 from approximately $1,134,000 for the nine months ended December 31, 2011, as less stock was transferred to the logistics facility in China. Shipping costs consist of freight charges from the U.S. warehouse and/or vendors to the Company’s logistics facility in China.

Operating costs – Excalibur

Operating costs – Excalibur decreased to approximately $762,000 for the nine months ended December 31, 2012 as compared to approximately $839,000 for the nine months ended December 31, 2011. As a result of the damage to the OceanLaLa, the vessel has temporarily been taken out of service. The Company continues to minimize the cost associated with maintaining the ship and currently maintains a minimal crew on the vessel.

Gross profit

Gross profit decreased to approximately $862,000 for the nine months ended December 31, 2012 compared to approximately $10,625,000 for the nine months ended December 31, 2011. Gross profit, as a percentage of total revenue, was 40% during this period compared with 71% for the nine months ended December 31, 2011. The decrease in gross profit was mainly due to a decrease in gross sales of $11.4 million as compared to the same period last year and the negative impact on gross profit of the sale of $134,000 of overstocked items and items nearing obsolescence at a discount.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to approximately $4,430,000 for the nine months ended December 31, 2012 compared to $5,992,000 for the nine months ended December 31, 2011, mainly due to a decrease in legal fees associated with legal cases involving Excalibur and EFT Investment Ltd., a reduction of fees charged by a service provider in the United States and reduction of fees paid to consultants. Legal fees decreased to $307,725 for the nine months ended December 31, 2012, compared to $1,107,239 for the nine months ended December 31, 2011. The U.S. service provider decreased its fees to $344,303 for the nine months ended December 31, 2012 as compared to $743,063 for the nine months ended December 31, 2011. Professional fees paid to consultants and auditors decreased to $445,712 for the nine months ended December 31, 2012, compared to $689,081 for the nine months ended December 31, 2011.

Inventory obsolescence

Inventory obsolescence increased to approximately $498,000 for the nine months ended December 31, 2012 as compared to nil for the nine months ended December 31, 2011, mainly due to an increase in expired products. Management reviewed inventory levels in each country by comparing recent demand requirements and the corresponding shelf life of various products, and provided $498,000 for estimated obsolescence and recognized $127,000 of loss for products that exceeded their shelf life. The Company has been selling some of its overstocked items and items nearing obsolescence at significantly reduced prices to a third party in an ongoing effort to maintain acceptable inventory levels. The Company believes that the new product programs currently in development will increase sales significantly in the coming months, which will reduce current inventory levels further.

Marketing expenses

No marketing expenses were incurred for the nine months ended December 31, 2012 compared to approximately $223,000 for the nine months ended December 31, 2011 due to the expiration of a consultancy agreement on December 31, 2011. On January 1, 2009, EFT International Limited, a wholly-owned subsidiary of the Company, entered into a contract with ZR Public Relation Consultant Ltd. (the “Consultant”), which provides public relations consulting services in Asia. In consideration of the services rendered by the Consultant, EFT International Limited paid 5% of the total commission payout to all of the affiliates for each fiscal year during the contract period.

Royalty expenses - related party

Royalty expenses decreased to approximately $175,000 for the nine months ended December 31, 2012 as compared to approximately $872,000 for the nine months ended December 31, 2011, mainly due to a decrease in gross sales during the year. Royalty payable to EFT Assets is equal to a percentage of the Company’s gross sales based on certain threshold criteria. See Note 7 to the consolidated financial statements in this Quarterly Report for further information.

Interest income

Interest income increased to approximately $455,000 for the nine months ended December 31, 2012 as compared to approximately $394,000 for the nine months ended December 31, 2011. Interest income increased due to an increase of investments in corporate bonds as compared to the prior period. The increase in interest income was mainly due to the investment of funds received from the short-term loan recorded during the first quarter of the fiscal year. Interest income from the investment of the funds from the short-term loan was approximately $188,000.

Gain on disposal of securities available for sale

Gain on disposal of securities available for sale increased to approximately $353,000 for the nine months ended December 31, 2012 compared to $99,000 for the nine months ended December 31, 2011 mainly due to gains associated with the liquidation of funds invested by the Company originally obtained from a loan of approximately $7.9 million in May 2012, in order to provide additional cash funds for payments related to the Taiwan building. Due to the suspension of payments by the Company to Meifu and Transglobe, the $7.9 million proceeds of the loan were invested in corporate bonds in order to generate interest income to offset interest expense related to the loan. In addition, the Company recognized gains on the sale of certain securities held in the United States and managed by a third-party manager.

Foreign exchange gain/(loss)

Foreign exchange gain increased to $708,000 for the nine months ended December 31, 2012 as compared to a loss of $1,107,000 for the nine months ended December 31, 2011. Foreign exchange gain increased because of fluctuations in foreign exchange rates, with the NTD depreciating against the U.S. Dollar for the Company’s USD borrowings, which are planned and anticipated to be settled in the foreseeable future.

Capital Resources and Liquidity

The following table reflects the Company’s sources/(uses) of cash for the nine months ended December 31, 2012 and 2011.

	Nine Months Ended December 31,
	2012	2011
Net cash used in operating activities	$(3,107,506)	$(8,257,325)
Net cash provided by/(used in) investing activities	3,245,414	(14,931,889)
Net cash provided by financing activities	508,786	-
Effect of exchange rate changes on cash	(654,506)	1,046,559
Net decrease in cash	$(7,812)	$(22,142,655)

The cash and cash equivalents and securities available for sale are the Company’s primary sources of liquidity. The Company believes its existing cash and cash equivalents will be sufficient to maintain its operations at the present level for at least twelve months.

Operating activities

For the nine months ended December 31, 2012, net cash used in operating activities was $3,107,506. This was primarily due to a net loss of $2,842,015 adjusted by non-cash related expenses that included depreciation of $833,119 and provision for inventory obsolescence of $498,398, which were offset by gains realized from the sale of securities available for sale of $353,371 and payments of royalty expenses from March 2011 to August 2012 of $1,243,378.

For the nine months ended December 31, 2011, the Company recorded a profit of $3,143,299, while it used $8,257,325 in its operating activities. The primary reason for this was related to the Company recognizing approximately $8,400,000 of unearned revenue and the subsequent return of $3,700,000 of e-money to its Affiliates that had been received and recorded during the year ended March 31, 2011.

Investing activities

Net cash provided by investing activities for the period ended December 31, 2012 was $3,245,414, mainly due to proceeds from corporate bonds of $24,408,056, which were partially offset by the purchase of $63,752 of property and equipment and the purchase of $21,098,890 of corporate bonds. In order to provide additional cash funds for payments related to the Taiwan building, the Company borrowed a loan of approximately $7.9 million in May 2012, bearing an interest rate of 3% per annum. As the payments that were due to Meifu and Transglobe were suspended by the Company, the $7.9 million proceeds of the loan were invested in corporate bonds in order to generate interest income to offset interest expense related to the loan. During the period ended December 31, 2012, such corporate bonds were sold in order to repay the short-term loan.

Net cash used in investing activities for the period ended December 31, 2011 was $14,931,889, primarily attributable to the initial payment of $20,779,249 for the investment in the office building in Taiwan, the purchase of $882,999 of securities available for sale and the use of $178,060 of capital expenditures on property and equipment, partially offset by proceeds from corporate bonds of $6,908,419.

Financing activities

Net cash provided by financing activities for the period ended December 31, 2012 was $508,786, primarily provided by a short-term loan for financing of the Company’s director and officer insurance policy. A short-term loan of $7,937,289 received from an outside party during the period that was originally obtained to fund the progress payment for the investment property in Taiwan was repaid during the quarter ended December 31, 2012. For more information, please see Note 14 to the consolidated financial statements in this Report.

The Company did not use or receive any cash from financing activities during the nine months ended December 31, 2011.

Balance Sheet Items

Material changes in the Company’s balance sheet items between December 31, 2012 and March 31, 2012 are discussed below:

Securities Available for Sale

Securities available for sale decreased to $7,126,104 as of December 31, 2012 as compared to $10,082,372 as of March 31, 2012, as the Company sold certain securities to fund operations.

Prepaid expenses

Prepaid expenses increased to $800,099 as of December 31, 2012 as compared to $330,778 as of March 31, 2012. The increase is due to the prepayment of approximately $615,000 of insurance premiums related to the Company’s directors and officers insurance policy which increased significantly since the same time last year. At the same time last year only $149,000 of prepaid premiums was recorded as of March 31, 2012.

Property and Equipment, net

Property and equipment, net decreased to $7,044,477 as of December 31, 2012 as compared to $7,824,241 as of March 31, 2012, resulting from depreciation expenses recorded during the current period.

Investment in developments in progress

The Company’s wholly-owned subsidiary, EFT Investment Co. Ltd., entered into two tri-party agreements with the seller of the office building to replace the original contract signed by Mr. Jack Qin as agent on May 2, 2011 to purchase an office building located in Taipei, Taiwan, which is under construction and will be completed by the end of 2013. As of December 31, 2012, deposits approximating $20.6 million have been made to the sellers. Please see Notes 8 and 20 to the financial statements included as part of this Report for more information.

Accounts Payable

Accounts payable decreased to $980,851 as of December 31, 2012 as compared to $2,289,648 as of March 31, 2012, as a result of the Company’s payment of $1,243,378 of royalty expenses to EFT Assets during the period. Additional information concerning EFT Assets is included in Note 7 (Loans to related parties and related party transactions).

Commission Payable

Commission payable decreased to $4,321,573 as of December 31, 2012 as compared to $4,351,420 as of March 31, 2012 due to lower commissions earned by Affiliates.

Unearned Revenue

Unearned revenue decreased to $3,617,575 as of December 31, 2012 as compared to $3,436,506 as of March 31, 2012. The recording of unearned revenue results from temporary delays in the delivery of products or services to Affiliates. In addition, $1,268,450 of unearned revenue relates to Affiliates who have enrolled in ToByTo Reward programs and have not yet qualified to receive the Company’s rewards.

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

Since July 2008, the Company has made loans to Excalibur International Marine Corporation. The loans were primarily used by Excalibur to acquire its vessel, the OceanLaLa, and to fund operating costs. As of December 31, 2012, the Company had the following outstanding loans to Excalibur. Because the Company consolidates Excalibur, these loans are not included in its consolidated financial statements.

Principal Amount	Interest Rate	Due Date
$1,564,717	0%	Due on demand
$250,000	8%	February 18, 2013
$45,000	8%	February 28, 2013
$140,000	8%	March 10, 2013
$17,000	8%	March 18, 2013
$130,000	8%	April 3, 2013
$65,000	8%	April 13, 2013
$75,000	8%	April 27, 2013
$512,000	8%	April 30, 2013
$34,000	8%	May 4, 2013
$70,000	8%	May 19, 2013
$52,274	8%	June 4, 2013
$260,000	8%	June 5, 2013
$150,000	8%	June 28, 2013
$58,720	8%	July 3, 2013
$462,000	8%	July 6, 2013
$58,930	8%	July 25, 2013
$27,080	8%	July 27, 2013
$100,000	8%	July 28, 2013
$87,460	8%	August 16, 2013
$100,000	8%	August 20, 2013
$250,000	8%	September 1, 2013
$55,605	8%	September 25, 2013
$70,000	8%	October 11, 2013
$200,000	8%	October 12, 2013
$69,430	8%	October 31, 2013
$5,100	8%	November 1, 2013
$3,390	8%	November 6, 2013
$1,110,000	8%	November 13, 2013
$47,000	8%	November 17, 2013
$90,000	8%	November 24, 2013
$2,500,000	8%	November 25, 2013
$67,900	8%	November 26, 2013
$60,000	8%	December 15, 2013
$78,320	8%	December 17, 2013
$51,600	8%	December 23, 2013
$330,000	8%	January 5, 2014
$100,000	8%	January 7, 2014
$75,000	8%	January 20, 2014
$100,000	8%	January 25, 2014
$120,000	8%	February 1, 2014
$160,000	8%	February 11, 2014
$9,802,526

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

Since February 2010, the Company has started to buy securities available for sale to earn interest, and has invested $7.1 million in such securities at December 31, 2012.

From May 2011, the Company started to invest in a real estate project in Taiwan. As of December 31, 2012, payment of NTD600 million, approximately $20.6 million, has been made to the property developers.

The unused cash and cash equivalents of $4.3 million at December 31, 2012 will be used in the Company’s daily operations. The Company has no unused lines of credit or other borrowing facilities and believes that its ongoing operations generate sufficient cash to meet its liquidity requirements.

Future Contractual Obligations

	Total	2013	2014	2015	Thereafter
Lease payments	$876,884	$115,229	$382,260	$379,395	$-

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

Significant Accounting Policies/Recent Accounting Pronouncements

See Item 1 - Note 2 to the consolidated financial statements included as part of this report for a description of the Company’s significant accounting policies and recent accounting pronouncements which have, or potentially may have, a material impact on its financial statements.

Critical Accounting Policies and Estimates

During the nine months ended December 31, 2012 the Company did not change any of its critical accounting policies or estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

(a)	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Jack Jie Qin and William E. Sluss, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Qin and Sluss concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2012.

The Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of its disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

(b)	Changes in Internal Controls.

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that is reasonably likely to materially affect the Company’s internal control over financial reporting.

As of December 31, 2012, the Company has not fully remediated any of the material weaknesses disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012. Management is currently evaluating what steps, if any, can be taken in order to address these material weaknesses.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 19 to the financial statements included as part of this Report.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits

Exhibit No.:	Description:
31.1	Rule 13a-14(a) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jack Qin.

31.2	Rule 13a-14(a) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Sluss.

32.1	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jack Qin.

32.2	Section 1350 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Sluss.

101	The following materials from the EFT Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, filed on February 11, 2013 formatted in Extensible Business Reporting Language (XBRL):*

(i)	Consolidated Balance Sheets (Unaudited),
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

EFT HOLDINGS, INC.
(Registrant)

Date: February 11, 2013	By:	/s/ Jack Jie Qin
Jack Jie Qin
Principal Executive Officer

	By:	/s/ William E. Sluss
William E. Sluss
Principal Financial Officer and Principal Accounting Officer

