Form 10-K
period 2013-03-31
EFT Holdings, Inc.
filed 2013-07-15
CIK 1450973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 0-53730

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the price of $0.04 per share, which was the closing price of the common stock as reported on the OTC Bulletin Board under the symbol “EFTB” on September 30, 2012, was $1,035,328 as of such date.

As of July 12, 2013, the registrant had 75,983,201 outstanding shares of common stock.

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

From 2009 through 2012, the Company constructed a factory and water plant to produce bottled natural soda water in Baiquan, Heilongjiang Province, China. The bottled water factory is fully constructed and all manufacturing equipment has been purchased. After obtaining all the required licenses and passing ISO22000 requirements, the factory started production in April 2013.

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

As of May 18, 2013, the Company had 1,254,346 registered Affiliates, most of which were located in China and Hong Kong. As of March 31, 2013, the Company did not have any sales activities in the United States. None of the Company’s Affiliates account for a significant portion of its business.

The Company pays its Affiliates a commission on the products they order from the Company. The commission is approximately 54% of the total dollar amount of the order. Commissions are considered a reduction of the sales price of the Company’s products and are reflected in the Company’s financial statements as a reduction in revenue. The commissions earned by each Affiliate are held in book entry form. The Affiliate can use the commissions to pay for new orders or transfer the commissions to a bank account where they can be withdrawn, in local currency, at automated teller machines (ATMs) in the country where the Affiliate resides. With this process, the Company reduces operating expense and eliminates cumbersome accounting chores such as issuing checks and reconciling bank statements.

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

Excalibur owns and operated a high speed vessel which, until August 2010, transported passenger and cargo between Taiwan and mainland China through the Taiwan Strait. Excalibur’s vessel, the OceanLaLa, was capable of carrying up to 370 passengers and 630 tons of cargo. The OceanLaLa made its first voyage in October 2008, sailing from Taichung to Panhu, Taiwan. On August 8, 2010, the OceanLaLa was damaged when sailing in the Taiwan Strait. As a result of the damage suffered, the OceanLaLa has been taken out of service.

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

Starting from December 2010, the Company introduced reward programs to its Affiliates. For example, upon joining a $3,000 program, each Affiliate must pay $3,000 as a non-refundable deposit. When the Affiliate sponsors one new Affiliate, the Company will reward the first Affiliate with a $1,500 instant sponsor bonus. When the first Affiliate sponsors at least two new Affiliates, and those two new Affiliates each also sponsor two new Affiliates, the first Affiliate will have completed the first cycle of the program. The Company will then reward the first Affiliate with an additional $1,500 bonus and deliver an EFT-phone and an e-pad for the cost of $1.

After the completion of the first cycle, each Affiliate will enter into the matrix of the second cycle. Upon completion of the second cycle, the Company will reward the first Affiliate with $3,000. For each subsequent cycle thereafter within the matrix, each Affiliate will need to sponsor a new Affiliate in each cycle in order to qualify for the reward.

On April 1, 2012, the Company assigned network access rights to ToByTo Limited (“ToByTo”), a third-party company. The network access rights to ToByTo Limited include the right to access EFT’s Affiliate database for ToByTo’s marketing campaign, and provides access to EFT’s e-money system to facilitate sales activities. ToByTo, in return, compensates EFT by paying access fees in an amount equal to 10% of the respective enrollment fee of every Affiliate who enters the ToByTo e-phone program (but not less than $300 per Affiliate).

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

On April 1, 2012, the Company assigned network access rights to eZGT Limited, a third party. The network access rights to eZGT Limited include the right to access EFT’s Affiliate database for eZGT’s marketing campaign, and provides access to EFT’s emoney system to facilitate sales activities. eZGT Limited, in return, compensates EFT by paying access fees in an amount equal to 10% of the respective enrollment fee of every Affiliate who enters the $300 and $3,000 travel programs. However, for Affiliates who enter the $800 and $8,000 travel programs, eZGT will only pay access fees in the amount of $30 and $300, respectively.

Intellectual Property

The Company’s product formulations, delivery systems (spray), packages, packaging design and labels are proprietary.

The Company uses the “EFT” name, a trademark owned and licensed to it by EFT Assets Limited. The Company is required to pay an annual royalty to EFT Assets equal to a percentage of its gross sales for the previous fiscal year. The percentage is 5% for the first $30 million in gross sales; 4% for the $10 million in gross sales in excess of $30 million; 3% for the $10 million in gross sales in excess of $40 million; 2% for the $10 million in gross sales in excess of $50 million and 1% for the $10 million in gross sales in excess of $60 million, and is subject to a minimum $0.5 million annual royalty. Except for the foregoing, the Company does not currently hold any patents, trademarks, or copyrights nor is the Company a party to any licenses, franchises, concessions, royalty agreements or similar agreements pertaining to intellectual property.

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

As of March 31, 2013, the Company had five full-time employees at its executive offices in the City of Industry, California, ten full-time employees at its Kowloon, Hong Kong office, and 24 full-time employees at its factory in China. The Company adjusts the number of employees from time to time as necessary to meet the demand for its products.

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

Most of the Company’s Affiliates are located in China and Hong Kong. As such, the Company is subject to customary risks of doing business abroad, including currency fluctuations, political or labor instability and potential import restrictions, duties and tariffs. The Company does not maintain insurance for the potential lost profits due to such disruptions. Political or economic instability in China or Hong Kong or elsewhere could cause substantial disruption in the Company’s business. This could materially adversely affect the Company’s financial condition and results of operations. Heightened terrorism security concerns could subject exported goods to additional, more frequent or more thorough inspections. This could delay deliveries or increase costs, which could adversely impact the Company’s results of operations. In addition, since the Company negotiates its purchase orders with customers in United States dollars, the value of the United States dollar against local currencies could impact its cost in dollars of production from these manufacturers. The Company is not currently engaged in any hedging activities to protect against these currency risks. If there is downward pressure on the value of the dollar, the Company’s customers’ purchase prices for its products could increase. The Company may not be able to offset an increase in production costs with a price increase to its customers.

Fluctuations in the price, availability and quality of materials used in the Company’s products could have a material adverse effect on its cost of goods sold and its ability to meet its customers’ demands.

Fluctuations in the price, availability and quality of the materials used in the manufacture of the Company’s products by third parties could have a material adverse effect on the cost of such products to it or its ability to meet its customers’ demands. The Company may not be able to pass on all or any portion of higher material prices to its customers.

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

The Company may enter into new businesses or operations in the future, which may result in unforeseen difficulties and expenditures. In addition, the new businesses, operations, products, or services may disrupt the Company’s business, divert its resources and require significant management attention that would otherwise be available for development of its business. The anticipated benefits of any new businesses, operations, products, or services may also not be realized or the Company may be exposed to unknown liabilities.

The Company is highly dependent on its current management.

The Company’s success is significantly dependent upon its management team. The Company’s success is particularly dependent upon Mr. Jack Jie Qin, its Chairman and CEO. The loss of him could have an adverse effect on the Company. If the Company were to lose the services of its officers and directors, the Company may experience difficulties in effectively implementing its business plan.

The Company’s principal shareholder owns 69% of its outstanding common stock and its interests may not be aligned with the interests of the Company’s other shareholders.

Dragon Win Management, Ltd. (“Dragon Win”) owns a majority of the Company’s issued and outstanding common stock. As a result, Dragon Win has substantial influence in determining the outcome of any corporate transactions or other matters submitted to the Company’s shareholders for approval, including mergers, consolidations and the sale of all or substantially all of the Company’s assets, election of directors and other significant corporate actions. Dragon Win may not act in the best interests of the Company’s minority shareholders. In addition, without its consent, the Company could be prevented from entering into transactions that could be beneficial to the Company. This concentration of ownership may also discourage, delay or prevent a change in control of the Company, which could deprive its shareholders of an opportunity to receive a premium for their shares as part of a sale of the Company and might reduce the price of the Company’s common stock. These actions may be taken even if they are opposed by the Company’s other shareholders.

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

There is currently only a limited market for the Company’s common stock. A limited market is characterized by a relatively limited number of shares in the public float, relatively low trading volume and a small number of brokerage firms acting as market makers. The market for low-priced securities is generally less liquid and more volatile than securities traded on national stock markets. Wide fluctuations in market prices are not uncommon. No assurance can be given that the market for the Company’s common stock will continue. The price of the Company’s common stock may be subject to wide fluctuations in response to factors such as the following, some of which are beyond the Company’s control:

·	quarterly variations in the Company’s operating results;
·	operating results that vary from the expectations of investors;
·	changes in expectations as to the Company’s future financial performance, including financial estimates by investors;
·	reaction to the Company’s periodic filings, or presentations by executives at investor and industry conferences;
·	changes in the Company’s capital structure;
·	changes in market valuations of other internet or online service companies;
·	announcements of innovations or new services by the Company or its competitors;
·	announcements by the Company or its competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
·	lack of success in the expansion of the Company’s business operations;
·	announcements by third parties of significant claims or proceedings against the Company or adverse developments in pending proceedings;
·	additions or departures of key personnel;
·	asset impairment;
·	temporary or permanent inability to offer products or services;
·	rumors or public speculation about any of the above factors; and
·	market and volume fluctuations in the stock markets in general.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

The Company leases a 3,367 square foot office in the City of Industry in California that serves as its principal executive offices. The lease expires on February 14, 2015. Pursuant to the lease, the monthly rent for the fiscal years ended March 31, 2014 and 2015, is $9,091 and $9,455, respectively.

The Company rents a 6,500 square foot office space for its satellite training center in Hong Kong. This office is located at Langham Office Tower, 8 Argyle Street, Suite 3706, Kowloon, Hong Kong SAR. The lease expires on March 31, 2015, with a monthly rental of $30,900.

The Company also rents storage space (generally 3,000 square feet or less) for its satellite training center in Hong Kong. The space is leased for terms of two years. See Note 18 of the Notes to the Consolidated Financial Statements contained in Item 8 for information concerning the amounts the Company is required to pay pursuant to these leases.

The Company also leases 40,000 square meters of land in Yongqin county of Baiquan, Heilongjiang Province, in the People’s Republic of China (the “PRC”) where it has constructed a bottled water factory. The land lease commenced on December 31, 2009 for a term of fifty years, with a yearly land-use right’s fee of $3,840.

The Company rents a 193.75 square meters office space for its operation in Taiwan. This office is located at Rui Guang Road, Nei Hu district, Taipei. The lease expires on February 28, 2015, and the monthly rental is $4,963.

The Company believes its properties are sufficient for its current operations.

ITEM 3. LEGAL PROCEEDINGS.

All material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party, or of which any of their property is the subject, are disclosed in Notes 20 and 21 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Except as otherwise disclosed in this Annual Report on Form 10-K, the Company does not know of any claims, pending or threatened against it which, in the opinion of the Company’s management, are likely to have a material and adverse effect on its business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock (“EFTB”) trades on the over-the-counter Pink Sheets. The following chart shows the high and low bid prices as published by Pink OTC Markets for the periods shown below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Three Months Ended	Low Bid	High Bid

June 30, 2012	$0.08	$0.08
September 30, 2012	$0.04	$0.04
December 31, 2012	$0.02	$0.03
March 31, 2013	$0.01	$0.01

June 30, 2011	$0.25	$0.69
September 30, 2011	$0.25	$0.79
December 31, 2011	$0.06	$0.37
March 31, 2012	$0.10	$0.19

The holders of the Company’s common stock are entitled to one vote per share. The Company’s stockholders do not have preemptive rights to purchase, subscribe for, or otherwise acquire any shares of its common stock.

The Company did not pay any dividends during the two years ended March 31, 2013. The Company’s board of directors is not restricted from paying any dividends but is not obligated to declare a dividend. The Company currently intends to retain all future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends on common stock in the foreseeable future.

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

During the year ended March 31, 2013, the Company did not purchase any shares of its common stock from third parties in a private transaction or in the open market. During the year ended March 31, 2013, none of the Company’s officers or directors, or any of its principal shareholders, purchased any shares of its common stock on its behalf from third parties in a private transaction or as a result of purchases in the open market.

As of March 31, 2013, there were 5,117 record holders of the Company’s common stock.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the Company’s financial statements and the notes thereto and the other financial information appearing elsewhere in this Report. In addition to historical information, the following discussion contains certain forward-looking information. See “Forward-Looking Statements” above for certain information concerning those forward-looking statements. The Company’s financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

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

From 2009 through 2012, the Company constructed a factory and water plant to produce bottled natural soda water in Baiquan, Heilongjiang Province, China. The bottled water factory is fully built and all manufacturing equipment has been purchased. A local management team has been employed to monitor day-to-day operation of the factory and manage production staff. After obtaining all the required licenses and passing ISO22000 requirements, the factory started production in April 2013. The Company intends to target high-end customers for its natural soda water. Depending on demand from existing Affiliates, a sales and marketing team will be progressively built up during the 2013 fiscal year.

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

In addition, the Company expects future operations to be affected by ToByTo’s marketing and distribution of EFT Phones, eZGT’s marketing of the travel program.

Results of Operations

Comparison for the Years Ended March 31, 2013 and 2012

The following sets forth certain of the Company’s consolidated statements of operations information for the years ended March 31, 2013 and 2012.

(All amounts, other than percentages, in thousands of U.S. dollars)

	YEAR ENDED 3/31/13	YEAR ENDED 3/31/12
Item	In Thousands	In Thousands	Amount of Change	% of Change
Sales revenues, net	$2,321	$13,536	$(11,215)	-83%
Shipping charges	449	1,817	(1,368)	-75%
Access fees	108	-	108	NM
Cost of goods sold	669	2,412	(1,743)	-72%
Shipping costs	9	1,155	(1,146)	-99%
Operating costs – Excalibur	1,016	1,105	(89)	-8%
Gross profit	1,185	10,683	(9,498)	-89%
Selling, general and administrative expenses	6,067	8,070	(2,003)	-25%
Impairment of transportation equipment	5,478	-	5,478	NM
Provision for inventory obsolescence	649	-	649	NM
Marketing expenses	-	224	(224)	-100%
Royalty expenses	500	942	(442)	-47%
Interest income	606	569	37	6%
Interest expenses	(124)	(4)	(120)	3,000%
Gain on disposal of securities available for sale	390	105	285	271%
Impairment of prepayment on development in progress	(11,227)	-	(11,227)	NM
Foreign exchange loss	(44)	(312)	268	-86%
Income benefit (taxes)	(636)	57	(693)	-1215%
Net income/(loss) attributable to EFT Holdings, Inc.	(19,166)	3,588	(22,754)	-634%

Sales revenue, net

Sales revenues, net, significantly decreased to approximately $2,321,000 for the year ended March 31, 2013 from approximately $13,536,000 for the year ended March 31, 2012. Effective April 2011, the Company increased its cost to become an Affiliate from $300 to $600. Since then, sales demand from Affiliates has dropped significantly. Gross sales of products dropped significantly from $18.7 million to $4.5 million, mainly due to the Company recognizing $10 million of revenue in the year ended March 31, 2012 for products ordered before March 31, 2011. This increase in sale orders prior to April 2011 was primarily due to Affiliates stocking up on products prior to the price increase.

The Company ceased operating its reverse auction program on April 30, 2011, causing auction income to decrease from $116,067 for the year ended March 31, 2012 to nil for the year ended March 31, 2013. In addition, the Company sold approximately $183,000 of its overstocked items nearing obsolescence at significantly reduced prices to a third party in an ongoing effort to maintain acceptable inventory levels. The Company believes that the new product programs recently launched will increase sales significantly in the coming months.

A significant drop in sales orders from $11.1 million to $5.1 million caused commission expense to decrease to $2,445,100 for the year ended March 31, 2013 from $5,367,608 for the year ended March 31, 2012 as the Company’s policy is to pay out commissions to Affiliates upon receipt of sales orders even before revenue can be recognized.

Shipping charges

Shipping charges decreased to $449,000 for the year ended March 31, 2013 from $1,817,000 for the year ended March 31, 2012 mainly due to a $13.8 million reduction in gross sales.

Access fees

On April 1, 2012, the Company assigned network access rights to eZGT Limited (eZGT) and ToByTo Limited (ToByTo). These network access rights include the right to access EFT’s affiliate database for those companies’ marketing campaigns and access to EFT’s money system to facilitate those companies’ sales activities. ToByTo compensates EFT by paying access fees in an amount equal to 10% of the enrollment fee of every Affiliate who enters the respective programs. eZGT compensates EFT by paying access fees in an amount equal to 10% of the enrollment fee of every Affiliate who enters the $300 and $3,000 travel programs. However, for Affiliates who enter the $800 and $8,000 travel programs, eZGT will only pay access fees in the amount of $30 and $300, respectively.

Cost of goods sold

Cost of goods sold decreased to $669,000 for the year ended March 31, 2013 from $2,412,000 for the year ended March 31, 2012 mainly due to a decrease in gross sales. Cost of goods sold consists of merchandise purchased from vendors. Gross sales of products declined from approximately $18,346,000 to $4,508,000, or 75%. However, cost of sales of products declined by only 70% from approximately $2,132,000 to $637,000, mainly due to the sale of $183,000 of promotional items that were sold at only a 10% mark up. Despite the items that were sold at discounted prices, cost of goods sold as a percentage of sales was 10%, similar to last year.

Shipping costs

Shipping costs decreased to approximately $9,000 for the year ended March 31, 2013 from approximately $1,155,000 for the year ended March 31, 2012, mainly attributable to the transfer of fewer goods due to the lower volume of sales. Shipping costs consist of freight charges from the U.S. warehouse and/or vendors to the Company’s logistic facility in China.

Operating cost – Excalibur

Operating costs – Excalibur decreased to approximately $1,016,000 for the year ended March 31, 2013 from approximately $1,105,000 for the year ended March 31, 2012. As a result of the damage to the OceanLaLa, the vessel has temporarily been taken out of service. The Company continues to minimize the cost associated with maintaining the ship and currently maintains a minimal crew on the vessel.

Gross profits

Gross profit decreased to approximately $1,185,000 for the year ended March 31, 2013 compared to $10,683,000 for the year ended March 31, 2012. Gross profit, as a percentage of total revenue, was 41% during fiscal 2013 compared with 70% during the year ended March 31, 2012. The decrease in gross profit was mainly due to a decrease in gross sales of $14.4 million as compared to last year, slightly offset by a $1.0 million decrease in commission expense incurred due to the significant decrease in sales orders during the current fiscal year and the negative impact on gross profit of the sales of $183,000 of its overstocked items nearing obsolescence at significantly reduced prices to a third party in an ongoing to maintain acceptable inventory levels.

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

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to approximately $6,067,000 for the year ended March 31, 2013 compared to approximately $8,070,000 for the year ended March 31, 2012, mainly due a decrease in legal fees associated with legal cases involving Excalibur and EFT Investment Ltd., a reduction of fees charged by a service provider in the United States and reduction of fees paid to consultants providing professional services, which were slightly offset by the increase in the cost of directors and officers liability insurance. Legal fees decreased to $519,967 for the year ended March 31, 2013, compared to $1,714,395 for the year ended March 31, 2012. The U.S. service provider decreased its fees to $482,465 for the year ended March 31, 2013, compared to $965,443 for the year ended March 31, 2012. Professional fees paid to consultants and auditors decreased to $909,999 for the year ended March 31, 2013, compared to $1,268,051 for the year ended March 31, 2012. Directors’ and officers’ liability insurance increased to $599,162 for the year ended March 31, 2013, compared to $268,329 for the year ended March 31, 2012.

Impairment of transportation equipment

The Company recorded an approximately $5,478,000 impairment for transportation equipment for the year ended March 31, 2013. No impairment of transportation equipment was recognized as of March 31, 2012 as the net book value of the vessel did not exceed its market value.

Inventory obsolescence

Inventory obsolescence increased to approximately $649,000 for the year ended March 31, 2013 as compared to nil for the year ended March 31, 2012, mainly due to an increase in expired products. Management also reviewed inventory levels in each country by comparing recent demand requirements and the corresponding shelf life of various products, and provided $445,000 for estimated obsolescence and recognized $190,000 of loss for products that exceeded their shelf life. The Company has been selling some of its overstocked items and items nearing obsolescence at significantly reduced prices to a third party in an ongoing effort to maintain acceptable inventory levels. The Company also believes that the new product programs recently launched will increase sales significantly in the coming months, which also will reduce current inventory levels further.

Marketing expenses

No marketing expenses were incurred for the year ended March 31, 2013 compared to approximately $224,000 for the year ended March 31, 2012 due to the expiration of a consultancy agreement on December 31, 2011. On January 1, 2009, EFT International Limited, a wholly-owned subsidiary of the Company, entered into a contract with ZR Public Relation Consultant Ltd. (the “Consultant”), which provides public relations consulting services in Asia. In consideration of the services rendered by the Consultant, EFT International Limited paid 5% of total commission payout to all of the Affiliates for each fiscal year during the contract period.

Royalty expenses - related party

Royalty expense decreased to $500,000 for the year ended March 31, 2013 as compared to approximately $942,000 for the year ended March 31, 2012 mainly due to a decrease in gross sales during the year. Royalty payable to EFT Assets is equal to a percentage of the Company’s gross sales based on certain threshold criteria. See note 8 to the consolidated financial statements in this Annual Report for further information.

Interest income

Interest income increased to approximately $606,000 for the year ended March 31, 2013 as compared to approximately $569,000 for the year ended March 31, 2012. Interest income increased due to an increase of investments in corporate bonds as compared to last year. The increase in interest income was mainly due to the investment of funds received from the short-term loan recorded during the first quarter of the fiscal year. Interest income from the investment of the funds from the short-term loan was approximately $188,000.

Gain on disposal of securities available for sale

Gain on disposal of securities available for sale increased to approximately $390,000 for the year ended March 31, 2013 compared to $105,000 for the year ended March 31, 2012 mainly due to gains associated with the liquidation of funds invested by the Company originally obtained from a loan of approximately $7.9 million in May 2012, in order to provide additional cash funds for payments related to the Taiwan building. However, due to the suspension of payments by the Company to Meifu and Transglobe, the $7.9 million proceeds of the loan were invested in corporate bonds in order to generate interest income to offset interest expense related to the loan. In addition, the Company realized profits from the sale of certain securities held in the United States.

Impairment of prepayment on development in progress

As required by U.S. GAAP, the Company performed an impairment analysis related to the prepayment on development in progress asset and recorded an impairment of approximately $11,227,000 related to this asset based on this analysis for the year ended March 31, 2013. Notwithstanding such impairment, the Company has continued to vigorously pursue its claims for the full value of the prepayment on the development in progress asset.  See note 9 to the consolidated financial statements in this Annual Report for further information.

Foreign exchange loss

Foreign exchange loss decreased to approximately $44,000 for the year ended March 31, 2013 as compared to approximately $312,000 for the year ended March 31, 2012. Foreign exchange loss decreased because of fluctuations in foreign exchange rates, with the NTD depreciating against the U.S. Dollar for the Company’s USD borrowings, which are anticipated to be settled in the foreseeable future.

Income tax

Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years 2007 through 2010. It is anticipated that the IRS will complete its examination by March 2014. As a result of preliminary findings from the IRS audit, the Company has recorded an additional income tax liability of $616,371 during the year.

Capital Resources and Liquidity

The following table reflects the Company’s sources/ (uses) of cash for the two years ended March 31, 2013.

	Year Ended March 31,
	2013	2012
Net cash used in operating activities	$(5,051,630)	$(8,643,627)
Net cash provided by/(used in) investing activities	2,042,663	(14,033,542)
Net cash provided by financing activities	319,966	-
Effect of exchange rate changes on cash	74,754	218,481
Net decrease in cash	$(2,614,247)	$(22,458,688)

The cash and cash equivalents and securities available for sale are the Company’s primary sources of liquidity. The Company believes its existing cash and cash equivalents will be sufficient to maintain its operations at the present level for at least twelve months.

Operating activities:

During the year ended March 31, 2013, net cash used in operating activities was $5,051,630. This was primarily due to a net loss of $22,519,529 adjusted by non-cash related expenses that included depreciation of $1,096,648, provision of inventory obsolescence of $649,080, recorded impairment losses of approximately $5,477,847 associated with the Company’s investment in Excalibur and $11,227,065 related to the prepayment on property development in progress, which were offset by gains realized from the sale of securities available for sale of $390,211 and increased in accounts payable of $1,391,990 mainly for the payments of royalty expenses for prior period from March 2011 to March 2012.

During the year ended March 31, 2012, the Company had net income of $2,037,167, yet its operating activities used $8,643,627 in cash. The primary reason that the Company’s operating activities used cash, despite having net income, was that during the year, it paid outstanding liabilities of $3,342,998, which required the use of cash but were not expensed in the Company’s statement of operations. During this period, the Company also recorded approximately $7,891,281 of revenue which was previously recorded as unearned revenue, and thus the cash for these sales was received in prior periods.

Investing activities:

Net cash provided by investing activities for the year ended March 31, 2013 was $2,042,663, mainly due to proceeds from the sale of corporate bonds of $26,555,701, which were partially offset by the purchase of $44,714 in property and equipment and the purchase of $24,468,324 of corporate bonds. In order to provide additional cash for payments related to the Taiwan building, the Company borrowed approximately $7.9 million from a third party in May 2012, bearing an interest rate of 3% per annum. As the payments that were due to Meifu and Transglobe were suspended by the Company, the $7.9 million proceeds of the loan were invested in corporate bonds in order to generate interest income to offset interest expense related to the loan. During the three-months ended December 31, 2012, the respective corporate bonds were sold in order to repay the short-term loan.

Net cash used in investing activities for the year ended March 31, 2012 was $14,033,542, primarily attributable to the Company’s investment in construction in progress of $20,779,249, the purchase of $1,037,208 of available for sale securities and $252,245 of capital expenditures of property, plant and equipment, partially offset by proceeds from corporate bond sales of $8,035,160.

Financing activities:

Net cash provided by financing activities for the year ended March 31, 2013 was $319,966, primarily provided by a short-term loan for financing of the Company’s current year directors and officers liability insurance policy. A short-term loan of $7,937,289 received from a third party during the period that was originally obtained to fund the progress payment for the investment property in Taiwan has been repaid during the three-months ended December 31, 2012. For more information, please see Note 15 to the consolidated financial statements in this Report.

The Company did not use or receive any cash from financing activities during the year ended March 31, 2012.

The Company believes that its current available working capital will be sufficient to meet operational needs and capital expenditure needs over the next twelve months. The Company’s future capital requirements will depend on many factors, including its organic sales growth rate and the timing and extent of its business expansion, including marketing, products and services introduction.

Balance Sheet Items

Material changes in the Company’s balance sheet items between March 31, 2013 and March 31, 2012 are discussed below:

Cash and Cash Equivalents

Cash decreased to $1,732,270 for the year ended March 31, 2013 compared to $4,346,517 for the year ended March 31, 2012 due to the Company using excess cash to invest in corporate bonds to generate more interest income during the year.

Securities Available for Sale

Securities available for sale decreased to $8,320,698 for the year ended March 31, 2013 compared to $10,082,372 for the year ended March 31, 2012, as the Company sold certain securities to fund operations.

Inventories

Inventory decreased to $2,029,017 for the year ended March 31, 2013 compared to $3,348,416 for the year ended March 31, 2012 because of lower than expected sales and provision of inventory obsolescence of $649,080 for overstocking items.

Prepaid expenses

Prepaid expenses increased to $568,612 as of March 31, 2013 as compared to $330,778 as of March 31, 2012. The increase during the current period is due to the prepayment of approximately $464,000 of insurance premiums related to the Company’s directors and officers’ insurance policy which increased significantly since the same time last year. Only $149,000 of prepaid premiums was recorded as of March 31, 2012.

Property and Equipment

Property and equipment decreased to $2,616,217 for the year ended March 31, 2013 compared to $7,824,241 for the year ended March 31, 2012, resulting from scheduled depreciation expense and approximately $5,478,000 of impairment for transportation equipment during the current period.

Prepayment on development in progress

The Company’s wholly-owned subsidiary, EFT Investment Co. Ltd, entered into two tri-party agreements with the seller of the office building to replace the original contract signed by Mr. Jack Jie Qin as agent on May 31, 2011 to purchase an office building, located in Taipei Taiwan, which is under construction and will be completed by the end of 2013. As of March 31, 2013, payment of NTD600 million, equivalent to approximately $20.1 million, has been made to the sellers. The prepayment on development in progress decreased to $8,987,023 for the year ended March 31, 2013 compared to $20,779,249 for the year ended March 31, 2012, resulting from the effect of exchange losses as the US Dollar lost value compared to the NTD and the recording of approximately $11,227,000 of impairment losses related to the prepayment asset during the current period. See Notes 9 and 20 to the consolidated financial statements included as part of this Report for more information.

Accounts Payable

Accounts payable decreased to $837,966 for the year ended March 31, 2013 compared to $2,289,648 for the year ended March 31, 2012, as a result of the Company’s payment of $1,146,275 of royalty expenses for the period from March 2011 to March 2012 during the year. Additional information concerning EFT Assets is included in Note 8 to the consolidated financial statements.

Commission Payable

Commission payable slightly decreased to $4,155,155 for the year ended March 31, 2013 compared to $4,351,420 for the year ended March 31, 2012 due to lower commissions earned by Affiliates this year compared to last year.

Other liabilities

Other liabilities increased to $1,410,322 for the year ended March 31, 2013 compared to $637,141 for the year ended March 31, 2012 due to recorded tax liabilities of $813,000, which includes penalty and interest, as a result of preliminary findings from the IRS audit.

Unearned Revenue

Unearned revenue slightly increased to $3,490,976 for the year ended March 31, 2013 compared to $3,436,506 for the year ended March 31, 2012. The recording of unearned revenue results from temporary delays of products or services to Affiliates. In addition, $1,286,450 of unearned revenue relates to Affiliates who have enrolled in ToByTo Reward programs and have not yet qualified to receive the Company’s rewards.

Non-controlling interest

This item represents the interest in Excalibur and Digital owned by others. Non-controlling interest liabilities increased because both Excalibur and Digital recorded losses during the year.

Between January and August 2008, the Company sold 14,890,040 Units to non-U.S. residents at a price of $3.80 per Unit. The Units were sold pursuant to the exemption provided by Regulation S under the Securities Act of 1933. Each Unit consisted of one share of the Company’s common stock and one warrant. Each warrant allowed the holder to purchase one share of the Company’s common stock at a price of $3.80 per share at any time prior to November 30, 2010. The Company received $52,848,489 proceeds from the private placement and used $19,193,000 from the sale of the Units to purchase its 48.81% interest in Excalibur International Marine Corporation.

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

Since July 2008, the Company has made loans to Excalibur International Marine Corporation. The loans were primarily used by Excalibur to acquire its ship, the OceanLaLa, and to fund operating costs. As of March 31, 2013 the Company had the following outstanding loans to Excalibur. Because the Company consolidates Excalibur, these loans are not included in its consolidated financial statements.

Principal Amount	Interest Rate	Due Date
$1,564,717	0%	Due on demand
$34,000	8%	May 4, 2013
$70,000	8%	May 19, 2013
$52,274	8%	June 4, 2013
$260,000	8%	June 5, 2013
$150,000	8%	June 28, 2013
$58,720	8%	July 3, 2013
$462,000	8%	July 6, 2013
$58,930	8%	July 25, 2013
$27,080	8%	July 27, 2013
$100,000	8%	July 28, 2013
$87,460	8%	August 16, 2013
$100,000	8%	August 20, 2013
$250,000	8%	September 1, 2013
$55,605	8%	September 25, 2013
$70,000	8%	October 11, 2013
$200,000	8%	October 12, 2013
$69,430	8%	October 31, 2013
$5,100	8%	November 1, 2013
$3,390	8%	November 6, 2013
$1,110,000	8%	November 13, 2013
$47,000	8%	November 17, 2013
$90,000	8%	November 24, 2013
$2,500,000	8%	November 25, 2013
$67,900	8%	November 26, 2013
$60,000	8%	December 15, 2013
$78,320	8%	December 17, 2013
$51,600	8%	December 23, 2013
$330,000	8%	January 5, 2014
$100,000	8%	January 7, 2014
$54,580	8%	January 15, 2014
$75,000	8%	January 20, 2014
$100,000	8%	January 25, 2014
$120,000	8%	February 1, 2014
$160,000	8%	February 11, 2014
$250,000	8%	February 18, 2014
$45,000	8%	February 28, 2014
$53,784	8%	March 6, 2014
$140,000	8%	March 10, 2014
$17,000	8%	March 18, 2014
$130,000	8%	April 3, 2014
$65,000	8%	April 13, 2014
$75,000	8%	April 27, 2014
$512,000	8%	April 30, 2014
$9,910,890

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

Since February 2010, the Company has started to buy securities available for sale to earn interest, and has invested $8.3 million in such securities at March 31, 2013.

From May 2011, the Company started to invest in a real estate project in Taiwan. As of March 31, 2013, payment of NTD600 million, approximately $20.1 million, has been made to the property developers.

The unused cash and cash equivalents of $1.7 million at March 31, 2013 will be used in the Company’s daily operations. The Company has no unused lines of credit or other borrowing facilities and believes that its ongoing operations generate sufficient cash to meet its liquidity requirements.

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

Inventories

Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market. Inventory consists of nutritional, personal care, automotive additive, environmentally safe products, portable drinking containers, EFT-Phone, E-pad and bottled water. The Company has three warehouses, one in City of Industry, CA, one in Kowloon, Hong Kong, and one in its factory in the PRC. The Company also consigned some of its inventories to two logistic service providers in China. On a quarterly basis, the Company’s management reviews inventory levels in each country for estimated obsolescence or unmarketable items, as compared with future demand requirements and the shelf life of the various products. Based on this review, the Company records inventory write-downs when costs exceed expected net realizable value.

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

Starting in December 2010, the Company introduced some EFT-Phone reward programs to its Affiliates. For example, upon joining a $3,000 program, each Affiliate must pay $3,000 as a non-refundable deposit. When an Affiliate sponsors one new Affiliate, the Company will reward the first Affiliate with a $1,500 instant sponsor bonus. When the first Affiliate sponsors at least two new Affiliates, and those two new Affiliates each also sponsor two new Affiliates, the first Affiliate will have completed the first cycle of the program. The Company will then reward the first Affiliate with an additional $1,500 bonus, and deliver an EFT-phone and an e-pad for the cost of $1. The refundable deposit is recorded as unearned revenue, and the Company only recognizes revenue once the EFT phone has been delivered to the Affiliate.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item begin on page F-1 of this Annual Report on Form 10-K.

Russell E. Anderson, CPA

Russ Bradshaw, CPA

William R. Denney, CPA

Sandra Chen, CPA

5296 S. Commerce Dr

Suite 300

Salt Lake City, Utah

84107

USA

(T) 801.281.4700

(F) 801.281.4701

Suite A, 5/F

Max Share Center

373 Kings Road

North Point

Hong Kong

(T) 852.21.555.333

(F) 852.21.165.222

abcpas.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

EFT Holdings, Inc.

17800 Castleton St., Suite 300

City of Industry, CA

We have audited the accompanying consolidated balance sheets of EFT Holdings, Inc. and Subsidiaries (the Company) as of March 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

s/Anderson Bradshaw PLLC

Salt Lake City, Utah

July 10, 2013

EFT HOLDINGS, INC.

Consolidated Balance Sheets

	March 31, 2013	March 31, 2012

ASSETS
Current assets
Cash and cash equivalents	$1,732,270	$4,346,517
Securities available for sale	8,320,698	10,082,372
Inventories	2,029,017	3,348,416
Prepaid expenses	568,612	330,778
Other receivables	590,421	364,512
Total current assets	13,241,018	18,472,595

Restricted cash	209,284	193,992
Property and equipment, net	2,616,217	7,824,241
Prepayment on developments in progress	8,987,023	20,779,249
Security deposit	436,682	435,804
Total assets	$25,490,224	$47,705,881
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$837,966	$2,289,648
Commission payable	4,155,155	4,351,420
Other liabilities	1,410,322	637,141
Unearned revenues	3,490,976	3,436,506
Short-term loan	319,966	-
Due to related parties	48,193	46,083
Total current liabilities	10,262,578	10,760,798

Contingent liabilities	2,631,579	2,597,403
Total liabilities	12,894,157	13,358,201

Equity
EFT Holdings, Inc. stockholders' equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value, 4,975,000,000 shares authorized, 75,983,201 shares issued and outstanding at March 31, 2013 and 2012	760	760
Additional paid in capital	52,854,891	52,854,891
Retained deficit	(34,936,854)	(15,771,169)
Accumulated other comprehensive income	1,107,442	708,431
Total EFT Holdings, Inc. stockholders' equity	19,026,239	37,792,913
Non-controlling interests	(6,430,172)	(3,445,233)
Total equity	12,596,067	34,347,680

Total liabilities and equity	$25,490,224	$47,705,881

The accompanying notes are an integral part of these audited consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Operations

	Year Ended
	March 31, 2013	March 31, 2012

Sales revenues, net	$2,320,765	$13,536,120
Shipping charges	448,947	1,817,490
Access fees	108,300	-
Transportation income - Excalibur	-	1,011
	2,878,012	15,354,621
Cost of goods sold	668,556	2,411,971
Shipping costs	8,694	1,154,624
Operating costs – Excalibur	1,015,864	1,104,786
	1,693,114	4,671,381
Gross profit	1,184,898	10,683,240
Operating expenses:
Selling, general and administrative expenses	6,066,819	8,070,178
Impairment of transportation equipment	5,477,847	-
Provision for inventory obsolescence	649,080	-
Marketing expenses	-	223,874
Royalty expenses – Related party	500,000	942,336
Total operating expenses	12,693,746	9,236,388
Net operating income/(loss)	(11,508,848)	1,446,852

Other income/(expense)
Interest income	606,128	569,448
Interest expense	(123,754)	(3,735)
Loss on disposal of fixed assets	(13,456)	-
Gain on disposal of securities available for sale	390,211	105,390
(includes $3,846 accumulated other comprehensive income reclassifications for unrealized net gains on securities available for sale)
Dividend income	26,655	55,044
Impairment of prepayment on development in progress	(11,227,065)	-
Foreign exchange loss	(43,998)	(312,215)
Other (losses)/recovery	(9,680)	44,576
Other income	19,975	74,425
Total other income / (expense)	(10,374,984)	532,933

Net income/(loss) before income taxes and non-controlling interest	(21,883,832)	1,979,785
Income taxes benefit/(expense)	(635,697)	57,382
Net income/(loss)	(22,519,529)	2,037,167
Non-controlling interests	3,353,844	1,550,358
Net income/(loss) attributable to EFT Holdings, Inc.	$(19,165,685)	$3,587,525
Net income/(loss) per common share
Basic and diluted	$(0.25)	$0.05
Weighted average common shares outstanding
Basic and diluted	75,983,201	75,983,201

The accompanying notes are an integral part of these audited consolidated financial statements

EFT HOLDINGS, INC.

Consolidated Statements of Comprehensive Income/(Loss)

	Year Ended
	March 31, 2013	March 31, 2012

Net income/(loss)	$(22,519,529)	$2,037,167

Other comprehensive income/(loss)
Foreign currency translation adjustment	838,521	309,674
Unrealized gain/(loss) on securities available for sale	(70,605)	200,964
Comprehensive income/(loss)	(21,751,613)	2,547,805
Less: Comprehensive income/(loss) attributable to non-controlling interests	2,984,939	(1,285,361)
Comprehensive income/(loss) attributable to EFT Holdings, Inc.	$(18,766,674)	$3,833,166

The accompanying notes are an integral part of these audited consolidated financial statements

EFT HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

					Accumulated
			Additional	Retained	Other		Total
	Common Stock		Paid-In	Earnings	Comprehensive	Non-Controlling	Stockholders'
	Shares	Amount	Capital	(Deficits)	Income(Loss)	Interests	Equity

BALANCE, MARCH 31, 2011	75,983,201	$760	$52,854,891	$(19,358,694)	$462,790	$(2,159,872)	$31,799,875
Comprehensive income:
Net income/(loss)	-	-	-	3,587,525	-	(1,550,358)	2,037,167
Unrealized gain on securities available for sale	-	-	-	-	200,964	-	200,964
Foreign currency translation adjustment	-	-	-	-	44,677	264,997	309,674
Total comprehensive income	-	-	-	-	-	-	2,547,805

BALANCE, MARCH 31, 2012	75,983,201	$760	$52,854,891	$(15,771,169)	$708,431	$(3,445,233)	$34,347,680
Comprehensive income:
Net loss	-	-	-	(19,165,685)	-	(3,353,844)	(22,519,529)
Unrealized loss on securities available for sale	-	-	-	-	(70,605)	-	(70,605)
Foreign currency translation adjustment	-	-	-	-	469,616	368,905	838,521
Total comprehensive loss	-	-	-	-	-	-	(21,751,613)

BALANCE, MARCH 31, 2013	75,983,201	$760	$52,854,891	$(34,936,854)	$1,107,442	$(6,430,172)	$12,596,067

The accompanying notes are an integral part of these audited consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Year Ended
	March 31, 2013	March 31, 2012

Cash flows from operating activities:
Net income/(loss)	$(22,519,529)	$2,037,167
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	1,096,648	1,150,760
Gain from securities available for sale	(390,211)	(105,390)
Stock dividends	(6,098)	-
Impairment of transportation equipment	5,477,847	-
Provision for inventory obsolescence	649,080	-
Loss on disposal of fixed assets	13,456	-
Impairment of prepayment on development in progress	11,227,065	-
Changes in operating assets and liabilities:
Inventories	670,996	(860,349)
Prepaid expenses	(196,983)	311,217
Other receivables	(262,853)	57,247
Accounts payable	(1,461,990)	381,108
Commission payable	(196,265)	(3,995,433)
Other liabilities	792,737	271,327
Unearned revenues	54,470	(7,891,281)
Net cash used in operating activities	(5,051,630)	(8,643,627)

Cash flows from investing activities:
Additions to fixed assets	(44,714)	(252,245)
Prepayment on development in progress	-	(20,779,249)
Purchase of securities available for sale	(24,468,324)	(1,037,208)
Proceeds from securities available for sale	26,555,701	8,035,160
Net cash provided by/(used in) investing activities	2,042,663	(14,033,542)

Cash flows from financing activities:
Proceeds from installment plan	571,200	-
Repayment of installment plan	(251,234)	-
Proceeds from short-term loans	7,937,289	-
Repayment of short-term loans	(7,937,289)	-
Net cash provided by financing activities	319,966	-
Effect of exchange rate changes on cash	74,754	218,481
Net decrease in cash	(2,614,247)	(22,458,688)
Cash, beginning of period	4,346,517	26,805,205
Cash, end of period	$1,732,270	$4,346,517

Supplemental disclosures of cash flow information:
Income taxes paid in cash	$15,324	$2,736
Interest paid in cash	$123,754	$3,735

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

The online business reportable segment is an aggregation of the Company’s online operating segments, which are organized to sell the Company’s products to “Affiliates” through its website. To become an Affiliate, a customer must be recommended by another Affiliate, make a minimum purchase of $600, and pay $60 for shipping and handling fees. The Company also assigned network access rights to third-party companies, which, in return, compensate EFT by paying access fees in an amount equal to 10% of the respective enrollment fee of every Affiliate who enters the e-phone and traveler program. For Affiliates that enter the $800 and $8,000 travel programs, an access fee in the amount of $30 and $300, respectively, will be paid.

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

The beverage reportable segment derives revenue and expenses from the bottled water factory in Baiquan, Heilongjiang Province, China. This bottled water factory started production in April 2013.

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

Securities Available for Sale

The Company’s investments in corporate bonds are classified as available for sale and are reported at fair value, based on quoted prices and market prices, using the specific identification method. Unrealized gains and losses, net of taxes, are reported as a component of stockholders’ equity. Realized gains and losses on investments are included in investment and other income, net when realized. Any impairment loss to reduce an investment’s carrying amount to its fair market value is recognized as an expense when a decline in the fair market value of an individual security below its cost or carrying value is determined to be other than temporary.

Inventories

Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or market. Inventory consists of nutritional, personal care, automotive additive, environmentally safe products, portable drinking containers, EFT-Phone, E-pad and bottled water. The Company has three warehouses, one in City of Industry, CA, one in Kowloon, Hong Kong, and one at its factory in the PRC. The Company also consigned some of its inventories to two logistic service providers in China. On a quarterly basis, the Company’s management reviews inventory levels in each country for estimated obsolescence or unmarketable items as compared with future demand requirements and the shelf life of the various products. Based on this review, the Company records inventory write-downs when costs exceed expected net realizable value.

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

For the two years ended March 31, 2013, depreciation expenses were $1,096,648 and $1,150,760 respectively.

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC Topic 360. ASC Topic 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. For the year ended March 31, 2013, the Company recorded an impairment loss of $5,477,847 on the transportation equipment of Excalibur because the net book value of the equipment has exceeded its market value.

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

Stock Issued to Officers or Employees

During the two years ended March 31, 2013, the Company did not issue any stock options or warrants to its officers or employees nor were there any outstanding warrants or options held by officers or employees as of March 31, 2013.

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

Unearned Revenues consist of cash received in advance for goods to be delivered at a future date. The Company records the payments received from Affiliates as a liability until the products are delivered. Sales are recorded when the products are received by Affiliates and risk of ownership has passed.

Starting in December 2010, the Company introduced some EFT-Phone reward programs to its Affiliates. For example, upon joining a $3,000 program, each Affiliate must pay $3,000 as non-refundable deposit. When an Affiliate sponsors one new Affiliate, the Company will reward the first Affiliate with a $1,500 instant sponsor bonus. When the first Affiliate sponsors at least two new Affiliates, and those two new Affiliates each also sponsor two new Affiliates, the first Affiliate will have completed the first cycle of the program. The Company will then reward the first Affiliate with an additional $1,500 bonus and deliver an EFT-phone and an e-pad for the cost of $1. The non-refundable deposit is recorded as unearned revenue, and the Company only recognizes revenue upon the EFT phone being delivered to the Affiliate.

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

As of March 31, 2013, the Company’s estimated warranty expense was as follows:

Products sold for
0-2 months	2% of cost
3-4 months	1.5% of cost
5-6 months	1% of cost

Shipping Costs

The Company’s shipping costs are included in cost of sales for all periods presented.

Marketing Expenses

On January 1, 2009, EFT International Limited, a wholly-owned subsidiary of EFT Holdings, Inc., entered into a contract with ZR Public Relation Consultant Ltd. (the “Consultant”) which provides public relations consulting services in Asia. In consideration of the services rendered by the Consultant, EFT International Limited pays 5% of total commission payout for each fiscal year. For the two years ended March 31, 2013, consultant expense for EFT International Limited was nil and $223,874 respectively, due to the expiration of the contract on December 31, 2011.

Income Taxes

The Company follows ASC Topic 740, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

The following table shows the weighted-average number of potentially dilutive shares excluded, since they were anti-dilutive, from the diluted net income per share calculation for the two years ended March 31, 2013:

	Year Ended March 31,
	2013	2012
Historical Numerator:
Net income (loss) attributable to EFT Holdings, Inc.	$(19,165,685)	$3,587,525

Denominator:
Weighted-average shares used for basic and diluted net income per share	75,983,201	75,983,201
Basic and diluted net income (loss) per share	$(0.25)	$0.05

Comprehensive income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the periods presented is comprised of net income, unrealized loss on marketable securities classified as available for sale, and foreign currency translation adjustments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions, but several of its bank accounts exceed the federally insured limit. The Company’s accounts receivable are constantly at a marginal level and its revenues are derived from orders placed by consumers located anywhere in the world over the Company’s designated internet portal. The Company maintains a zero dollar ($0) allowance for doubtful accounts and authorizes credits based upon its customers’ historical credit history. The Company routinely assesses the credits authorized to its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

Recent accounting pronouncements

In February 2013, the FASB issued amendments to ASC Topic 220 “Comprehensive Income.” The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. It requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. These requirements are to be applied to each component of accumulated other comprehensive income. This topic is effective for public entities for reporting periods beginning after December 15, 2012. The Company has adopted amendments to ASC 220 to the reporting of amounts reclassified out of accumulated other comprehensive income during the year ended March 31, 2013. Other than the additional disclosure requirements, the adoption of these changes had no impact on the Company’s consolidated financial statements.

There are no other new accounting pronouncements adopted or enacted during the year ended March 31, 2013 that had, or are expected to have, a material impact on the Company’s financial statements.

Except for rules and interpretive releases of the SEC and a limited number of grandfathered standards, the FASB Accounting Standards Codification ("ASC") is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.

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

As discussed in Note 7, the Company’s investment in the transportation equipment of Excalibur has been valued at fair value, on a non-recurring basis, using Level 3 – unobservable inputs, to reflect the Company’s estimate that the net book value of the transportation equipment owned by Excalibur exceeded its market value. Accordingly, on a non-recurring basis, using Level 3 – unobservable inputs, for the years ended March 31, 2013, 2012 and 2011, the Company recorded impairment losses of $5.5, Nil and $5.4 million, respectively.

As discussed in Note 11, the Company’s investment in CTX Virtual Technologies has been measured at fair value, on a non-recurring basis, using Level 3 – unobservable inputs, to reflect the Company’s assessment of its inability to recover its investment in the foreseeable future. Accordingly, on a non-recurring basis, using Level 3 – unobservable inputs, the Company recorded an impairment loss of $5.0 million during the year ended March 31, 2011.

Assets measured at fair value are summarized below:

	March 31, 2013
	Level 1
	Quoted Prices	Level 2
	In Active	Significant	Level 3
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
Securities available for sale
- Corporate bonds	$8,320,698	$-	$-	$8,320,698
Transportation equipment of Excalibur	-	-	1,235,000	1,235,000
CTX Virtual Technologies	-	-	-	-
Total assets measured at fair value	$8,320,698	$-	$1,235,000	$9,555,698

	March 31, 2012
	Level 1
	Quoted Prices	Level 2
	In Active	Significant	Level 3
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
Securities available for sale
- Corporate bonds	$10,820,372	$-	$-	$10,820,372
Transportation equipment of Excalibur	-	-	6,225,519	6,225,519
CTX Virtual Technologies	-	-	-	-
Total assets measured at fair value	$10,820,372	$-	$6,225,519	$17,045,891

Note 4 – SECURITIES AVAILABLE FOR SALE

Securities available for sale consist of the following:

	March 31, 2013
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Duration (1)

Corporate bonds	$4,823,609	$177,686	$(61,786)	$4,939,509	2.56
Corporate notes	2,006,092	12,607	(20,630)	1,998,069	6.30
Variable rate notes	607,500	-	(14,220)	593,280	9.83
Corporate high-yield bonds	791,600	-	(1,760)	789,840	9.61
Total debt securities	$8,228,801	$190,293	$(98,396)	$8,320,698

	March 31, 2012
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Duration (1)

Corporate bonds	$7,420,839	$320,999	$(58,573)	$7,683,265	4.96
Investment in mutual funds	2,499,030	44,871	(144,794)	2,399,107	N/A
Total debt securities	$9,919,869	$365,870	$(203,367)	$10,082,372

(1) Average remaining duration to maturity, in years

All securities were classified as available for sale as of each date presented.

The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, as of March 31, 2013:

	Less than 1 year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Loss

Corporate bonds	$473,557	$(39,911)	$-	$-	$473,557	$(39,911)
Total debt securities	$473,557	$(39,911)	$-	$-	473,557	$(39,911)

Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer; and (iii) the intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

There were 73 securities in an unrealized loss position at March 31, 2013. Management does not intend to sell any of the securities classified as available for sale which have unrealized losses and believes that it is not likely that the Company will have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased and are not the result of deteriorated credit quality. The fair value is expected to recover as the bonds approach their maturity or re-pricing date or if market yields for such investments decline. Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.

Investment securities with a book value of $26,165,490 were sold during the year ended March 31, 2013. The Company recognized a gain of $390,211 on the sale of those securities.

Note 5 – INVENTORIES

Inventories are valued at the lower of cost, determined on a first-in, first-out or market basis. Inventory consists of nutritional, personal care, automotive additive, environmentally safe products, portable drinking containers and the EFT-Phone. The Company has three warehouses, one in City of Industry, CA, one in Kowloon, Hong Kong, and one at its factory in the PRC. The Company also consigned some of its inventories to two logistics service providers in China. On a quarterly basis, the Company’s management reviews inventory levels in each country for estimated obsolescence or unmarketable items, as compared with future demand requirements and the shelf life of the various products. Based on this review, the Company records inventory write-downs when costs exceed expected net realizable value.

The components of inventories were as follows:

	March 31,	March 31,
	2013	2012

Raw material	36,820	33,691
Supplies	10,923	11,449
Finished goods	2,426,069	3,303,276
	2,473,812	3,348,416
Less: Provision for inventory obsolescence	(444,795)	-
	$2,029,017	$3,348,416

 Note 6 - RESTRICTED CASH

On August 20, 2009, the Taiwan Taipei district court froze Excalibur’s cash of NTD 6,079,694, equivalent to $209,284 as a result of a lawsuit filed by Marinteknik Shipbuilders (S) Pte Ltd (a Singapore company) against Excalibur in the Taiwan Taichung District Court. The lawsuit claims Excalibur owes service fees and out-of-pocket expenses of $249,731 to Marinteknik Shipbuilder (S) Pte Ltd. The restricted cash remained unchanged for the two years ended March 31, 2013, except for changes in the foreign exchange rate.

Note 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	March 31,
	2013	2012

Construction in progress	$-	$3,547
Transportation equipment	7,470,440	11,611,785
Leasehold improvements	524,006	518,659
Automobiles	243,113	241,023
Property and plant	945,806	914,535
Computer equipment	128,127	169,959
Furniture and fixtures	95,642	95,685
Machinery and equipment	368,618	349,128
	9,775,752	13,904,321
Less: Accumulated depreciation	(7,159,535)	(6,080,080)
	$2,616,217	$7,824,241

On August 8, 2010, the Company’s vessel, the OceanLaLa, was damaged when sailing in the Taiwan Strait. As a result of the damage suffered, the OceanLaLa has been taken out of service and management estimated that the net book value of the equipment exceeded its market value and an impairment loss of $5.4 million has been provided for the year ended March 31, 2011.

Since August 2010, the OceanLaLa has remained in dry dock and its damage has not been repaired. As such, professional valuations of the OceanLaLa have been difficult to obtain. Therefore, alternative methods have been utilized. The Company searched ship broker information to get a market price for a similar (i.e., those with similar size and capacity) but fully functional vessel, since the Company could not find a similar vessel with the exact damage as the OceanLaLa. The market value of the OceanLaLa was then calculated by subtracting the quoted repair estimate for the OceanLaLa from the market value of such similar vessel. In addition, in March 2013, the Company received an offer from an independent third party to purchase the OceanLaLa. The adjusted market value described above exceeded the net carrying value of the vessel, but the offer to purchase the OceanLaLa was below the net book value. Base on the above analysis, the Company concluded that the net carrying value of the equipment exceeded its fair value and a further impairment loss of $5.5 million was recorded during the year ended March 31, 2013.

 The following table summarizes the carrying value of the OceanLaLa as of December 31, 2012 and 2011:

	Transportation equipment
	December 31, 2012		December 31, 2011
	NTD*	USD	NTD*	USD
Original cost	550,026,267	18,933,779	550,026,267	17,011,785
Less: impairment loss made in 2011	(171,472,850)	(5,902,680)	(171,472,850)	(5,400,000)
Less: impairment loss made in 2013	(161,537,135)	(5,560,659)	-	-
	217,016,282	7,470,440	378,553,417	11,611,785
Less: Accumulated depreciation	(181,139,532)	(6,235,440)	(157,335,699)	(5,386,266)
Net carrying value	35,876,750	1,235,000	221,217,718	6,225,519

*NTD: New Taiwan Dollar

The Company does not classify the transportation equipment as held for sale as it cannot meet all the criteria outline by ASC 360-10-45-9.

Note 8 - LOANS TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The board of directors of the Company approved a non-interest bearing demand loan in the amount of $1,567,000 on July 25, 2008 to Yeuh-Chi Liu, a vendor to the Company. The $1,567,000 loan was used by Yeuh-Chi Liu to purchase a 3.97% ownership interest in Excalibur, see Note 10, and is collateralized by that interest. Yeuh-Chi Liu has served as a member of the board of directors of Excalibur since July 23, 2008. The Company does not expect that this loan will be repaid and the loan was written off as of December 31, 2010. The Company has not yet enforced its interest in the collateral.

The Company uses the “EFT” name, a trademark owned and licensed to it by EFT Assets Limited. The Company is required to pay an annual royalty to EFT Assets equal to a percentage of its gross sales for the previous fiscal year. The percentage is 5% for the first $30 million in gross sales, 4% for the $10 million in gross sales in excess of $30 million, 3% for the $10 million in gross sales in excess of $40 million; 2% for the $10 million in gross sales in excess of $50 million; and 1% for the $10 million in gross sales in excess of $60 million. EFT Assets Limited is owned by a number of persons, including Wendy Qin, director of EFT International Ltd. Ms. Qin is the sister of Jack Jie Qin, the Company’s president. During the years ended March 31, 2013 and 2012, the royalties payable to EFT Assets Limited were $500,000 and $942,336, respectively. As of March 31, 2013 and 2012, the royalties due to EFT Assets Limited were nil and $1,146,275, respectively.

In March 2010, one of the Company’s subsidiaries, EFT International Ltd., entered into a consultancy agreement with JFL Capital Limited, a company in which Wendy Qin serves as a director and is one of the principal shareholders. Under this agreement, EFT International Ltd. engaged JFL Capital Limited to provide EFT International Ltd. consultancy services on administration, financial matters, corporate planning and business development commencing from April 1, 2010, and the annual fee will be increased at the rate of $15,000 each year. The agreement may be terminated by either party on three months’ written notice. For the years ended March 31, 2013 and 2012, EFT International Ltd. paid JFL Capital Limited $345,000 and $330,000, respectively. As of March 31, 2013 and 2012, the consultancy fees due to JFL Capital Limited were nil and $86,250, respectively.

The Company rents a 6,500 square foot office space for its satellite training center in Hong Kong. This office is located at Langham Office Tower, 8 Argyle Street, Suite 3706, Kowloon, Hong Kong SAR. The leased space is owned by a number of persons, including Wendy Qin, a director of EFT (HK) Ltd and the sister of Jack Jie Qin, the Company’s president. Pursuant to the lease, there is no rent for the first two years. Commencing on the third year of the lease, the monthly rent is $50,000. The lease for this space expires on March 31, 2015, with a monthly rental of $30,900. During the years ended March 31, 2013 and 2012, the Company paid the lessor $371,134 and $378,378 in rent.

Note 9 – PREPAYMENT IN DEVELOPMENT IN PROGRESS

On May 2, 2011, Jack Jie Qin, as an agent, entered into two series of agreements, one series with Meifu Development Co., Ltd. (“Meifu”) and the other series with TransGlobe Life Insurance Inc. (“TransGlobe”), to purchase an office building located in Taipei, Taiwan (the “Taiwan Building”). The Taiwan Building consists of 14 floors and 144 parking spaces. The agreements signed with Meifu related to the purchase of the 8th -14th floors, 1 out of 2 units on the 7th floor and 79 parking spaces, while the agreements signed with TransGlobe were for the purchase of the 1st -6th floors, the other unit on the 7th floor and the remaining 65 parking spaces in the Taiwan Building. The Taiwan Building is under construction and will be completed by the end of 2013. The total purchase price for the Taiwan Building is approximately $244.4 million. The Company intended to retain one floor of the Taiwan Building for its own business operations and planned to sell the majority of the remaining floors.

On July 1, 2011 and July 7, 2011, EFT Investment Co. Ltd. (“EFT Investment”), a wholly-owned subsidiary of the Company, as a party to the contract in place of Jack Jie Qin, entered into two sets of agreements (the “July 2011 Agreements”) with the sellers of the Taiwan Building that provided for substantially the same rights and obligations as the original May 2, 2011 agreements. Pursuant to the terms of the July 2011 Agreements, EFT Investment was obliged to pay the remaining twelve outstanding installments with various amounts due up to the scheduled completion of the Taiwan Building. Each subsequent quarterly payment, starting from April 20, 2012, was approximately $4 million, with the residual payment of approximately $163.6 million due at the time of completion of the Taiwan Building. As of December 31, 2012, payment of NTD600 million, approximately $20.6 million, has been made. For more information on this purchase obligation, please see Note 18.

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

The Company has alleged that there was fraud and misrepresentation by Meifu and Transglobe during the course of the Company’s transactions with those companies, and has filed a statement of complaint with the local prosecutor’s office in Taiwan. These allegations are currently under investigation by the Taipei district prosecutor office and the investigation bureau of the Ministry of Justice. As required by U.S. GAAP, the Company performed an impairment analysis related to the prepayment on the development in progress asset and recorded an impairment of approximately $11,227,000 related to this asset based on this analysis for the year ended March 31, 2013. Notwithstanding such impairment, the Company has continued to vigorously pursue its claims for the full value of the prepayment on the development in progress asset.

Note 10 – EXCALIBUR

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

The Company consolidates Excalibur based on a three-month lag with the Company’s reporting periods. All inter-company accounts and transactions were eliminated in consolidation. The following table provides a summary of balance sheet information for Excalibur as of December 31, 2012 and 2011, which is consolidated in the Company’s financial statements as of March 31, 2013 and 2012:

	Excalibur International Marine Corporation
	December 31, 2012		December 31, 2011
	NTD*	USD	NTD*	USD
Total assets	48,393,650	1,665,874	241,457,412	6,871,840
Total liabilities	411,431,718	14,162,882	411,714,182	13,552,146
Net assets	(363,038,068)	(12,497,008)	(170,256,770)	(6,680,306)
48.81% ownership	(177,198,881)	(6,099,790)	(83,102,329)	(3,260,657)

*NTD: New Taiwan Dollar

Additional information concerning Excalibur is included in Notes 14 (Contingent Liabilities) and 20 (Litigation).

Note 11- INVESTMENT IN CTX VIRTUAL TECHNOLOGIES

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

On March 12, 2011, CTX elected to convert the full principal amount of $5,000,000 and paid the Company in full all accrued and unpaid interest owing. Because CTX common stock was not listed on the American Stock Exchange, the OTC Bulletin Board or NASDAQ by February 28, 2011, the number of shares of common stock and warrants issued on conversion of the loan was increased by 25% to 10,593,220. The common stock of CTX is quoted on the Pink OTC market. On March 31, 2011, the closing market price of CTX common stock, as reported by NASDAQ, was $1.93. However, this company’s common stock is very thinly traded and, as reported by NASDAQ, a total of 174,487 common shares were traded during the year ended March 31, 2011 at an average price, based on reported closing prices, of $1.21 per share. Because of the lack of a sufficiently active market, the Company does not believe that quoted market prices for CTX’s common stock are a reliable indicator of fair value of the investment. Despite repeated inquires and requests to CTX for current financial information that would allow the Company to assess the recoverability of its investment, the Company has not been able to obtain any information to enable it to assess the fair value of this investment. Accordingly, management concluded that it would be prudent to conclude, in the absence of persuasive evidence to the contrary (and, in particular, in light of CTX’s refusal to provide the Company with any financial information), that the investment should be considered impaire and therefore the Company has recorded an impairment loss of $5,000,000 during the year ended March 31, 2011.

On October 22, 2012, CTX released its audited annual financial results for the year ended December 31, 2011 and its unaudited results for the six-month period ended June 30, 2012. For the year ended December 31, 2011, CTX reported consolidated revenue of $39.9 million, gross profit of $5.7 million and loss from operations of $0.5 million. After various non-operating expenses of $2.3 million and an income tax expense of $0.2 million, CTX reported net income for the year of $1.5 million. For the six-month period ended June 30, 2012, CTX reported consolidated revenue of $21.8 million, gross profit of $2.9 million and income from operations of $0.5 million. After various non-operating expenses of $0.1 million and income tax expense of $0.1 million, CTX reported net income for the six-month period of $0.5 million.

The financial statements of CTX for the year ended December 31, 2011 state that there were 20,261,341 common shares outstanding. Although EFT would appear to have a majority of the common stock outstanding, as 10,593,220 common shares were issued to EFT on conversion of EFT’s loan in March 2011, CTX also has outstanding a class of preferred stock that has super-majority voting rights. As a result, EFT does not control CTX. In addition, CTX has outstanding a class of preferred stock that has a liquidation preference that substantially exceeds CTX’s reported net book value.

On March 31, 2013, the closing market price of CTX common stock, as reported by NASDAQ, was $1.50 per share, based on a trade of 200 shares on March 28, 2013. Prior to that trade, the closing market price of CTX common stock, as reported by NASDAQ, was $1.43 per share. This company’s common stock continues to be very thinly traded and, as reported by NASDAQ, a total of 20,700 common shares were traded during the year ended March 31, 2013 at an average price, based on reported closing prices, of $1.21. Because of the lack of a sufficiently active market, the Company does not believe that quoted market prices for CTX’s common stock are a reliable indicator of the fair value of its investment.

The Company may seek to recover a portion of its investment through the sale of common stock in the open market once the restricted period expires. However, because of the size of the Company’s position in relation to the market, the Company does not expect to be able to recover any significant portion of its investment in the foreseeable future.

On August 8, 2012, the Company filed a complaint against Edward Carter, a former consultant, in the Superior Court of California, County of Los Angeles, in which the Company alleges, among other things, that Mr. Carter breached his consulting contract and fiduciary duty and committed fraud and misrepresentation in respect to the Company’s investment in CTX Virtual Technologies, Inc. (“CTX”), as sponsored by Buckman, Buckman & Reid, Inc. (“BB&R”), a financial consulting firm and placement agent.

Note 12 - OTHER LIABILITIES

Other liabilities consist of the following:

	March 31, 2013	March 31, 2012

Payroll liabilities	$89,506	$104,723
Warranty liabilities	5,005	3,748
Accrued interest	3,949	-
Accrued expenses	484,742	509,088
Provision for tax	821,790	4,788
Others	5,330	14,794
	$1,410,322	$637,141

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its limited warranty. Changes in the warranty liability for standard warranties which are included in current liabilities on the Company’s Consolidated Balance Sheets are presented in the following tables:

	March 31, 2013	March 31, 2012
Warranty liability as at beginning of period, current	$3,748	$88,784
Cost accrued/(reversal) of costs	8,653	(73,753)
Service obligations honored	(7,396)	(11,283)
Warranty liability as at end of period, current	$5,005	$3,748

Note 13 – DUE TO RELATED PARTIES

	March 31, 2013	March 31, 2012
Amount due to related parties:	$48,193	$46,083

The above amounts are due to Steve Hsiao, a shareholder of Excalibur.

Note 14 - CONTINGENT LIABILITIES

The Company’s controlled subsidiary, Excalibur, purchased the vessel “OceanLaLa” from a British Virgin Islands, “BVI,” company, Ezone Capital Co. Ltd., in 2008. The purchase price was EURO16,000,000, equivalent to approximately $20.5 million. The vessel was delivered to Excalibur and registered as owned by Excalibur at the end of 2008. The last payment of EURO2,000,000, equivalent to $2,631,579, is still under dispute as Excalibur believes that certain special equipment relating to the OceanLaLa, including special tooling, was not delivered at the time of sale and one of Ezone’s directors did not act in good faith and was involved in self-dealing.

Note 15 – SHORT-TERM LOANS

As discussed in Note 9, EFT Investment was obliged to pay the remaining twelve outstanding installments (with various amounts due) for the Taiwan Building up to the scheduled completion. The Company received approximately $7.9 million from a third-party, non-affiliate lender, Elite Capital Company Limited (Hong Kong), in order to provide additional cash funds for payments related to the Taiwan building. The loan agreement was signed on September 13, 2012, with an effective date of May 2, 2012. The loan bore an interest rate of 3% per annum, and was fully repaid during the quarter ended December 31, 2012.

The Company has received a $571,200 loan from a third party, Insurance Financing, Inc., to finance the directors and officers insurance premium for the current D&O insurance policy. The loan bears an interest rate of 4.95% per annum, and will be repaid over a nine-month period which began on December 15, 2012. The terms of the agreement allow for the Company to make nine equal payments of $64,783.

Note 16 – STOCKHOLDERS’ EQUITY

Common stock

As of March 31, 2013, the Company had 4,975,000,000 shares of common stock authorized and 75,983,201 shares issued and outstanding.

The Company did not issue any shares of common stock during the year ended March 31, 2013.

Warrants

As of March 31, 2013, the Company’s subsidiary Digital Development Partners Inc. has 2,000,000 common stock warrants outstanding, and 330,665 Series A and 330,665 Series B warrants outstanding, which are accounted for as equity instruments. The 2,000,000 warrants will expire on June 1, 2014 and permit the holders to purchase one share of Digital’s common stock at an exercise price of $1.00 per share. The Series A and Series B warrants will expire on September 30, 2014 and permit the holders to purchase one share of Digital’s common stock at an exercise price of $1.00 per share and $1.25 per share, respectively.

Note 17 - INCOME TAXES

The Company was incorporated in the United States and has operations in five tax jurisdictions - the United States, the Hong Kong Special Administrative Region (“HK SAR”), mainland China, Taiwan, and the BVI.

The Company generated substantially all of its net income from its BVI operations for the two years ended March 31, 2013. According to BVI tax law, this income is not subject to any taxes. The Company’s HK SAR subsidiaries are subject to a 16.5% profit tax based on its taxable net profit. EFT (HK) Ltd provides management service to a BVI subsidiary, and the BVI subsidiary reimburses EFT (HK) Ltd for its total operating expenses plus a 5% mark up, and the income is subject to a 16.5% profit tax. The deferred tax assets for the Company’s US operations and HK SAR subsidiaries were immaterial for the two years ended March 31, 2013.

The Company’s Taiwan subsidiary, Excalibur, and its factory in mainland China are subject to a 17% and 25% standard enterprise income tax, respectively, based on its taxable net profit. These operations have incurred net accumulated operating losses for income tax purposes and Excalibur believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, it has provided full valuation allowance for the deferred tax assets arising from the losses as of March 31, 2013 and 2012.

The income tax expenses consist of the following:

	Year Ended March 31,
	2013	2012
Current:
Domestic	$15,324	$2,736
Foreign	4,002	4,782
Over-provision for prior years	616,371	(64,900)
Deferred	-	-
Income tax expenses (benefits)	$635,697	$(57,382)

A reconciliation of income taxes, with the amounts computed by applying the statutory federal income tax rate of 37% for the two years ended March 31, 2013, to income before income taxes for the two years ended March 31, 2013, is as follows:

	Year Ended March 31,
	2013	2012

Income tax at U.S. statutory rate	$(7,075,620)	$1,553,686
State tax	15,324	2,736
Indefinitely invested earnings / (incurred losses) of foreign subsidiaries	6,994,205	(1,596,569)
Nondeductible expenses	81,415	42,883
Foreign subsidiaries Income tax	4,002	4,782
Over-provision for prior years	616,371	(64,900)
Income tax expenses (benefits)	$635,697	$(57,382)

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for tax years before 2006 (March 31, 2007). Currently, the Company is under examination by the IRS for its U.S. federal income tax returns for the years 2007 through 2010. It is anticipated that the IRS will complete its examination by March 2014.

The extent of the Company operations involves dealing with uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due.

The Company has not provided deferred taxes on unremitted earnings attributable to international companies that have been considered to be reinvested indefinitely. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

In accordance with ASC Topic 740, interest associated with unrecognized tax benefits is classified as income tax and penalties are classified in selling, general and administrative expenses in the statements of operations. During the year ended March 31, 2013, the Company was assessed $122,756 in civil penalties including penalty and interest related to the alleged late filing of informational returns for the tax years 2008 and 2009. The Company is in the process of appealing these assessments with the Internal Revenue Service. As a result of preliminary findings from the IRS audit, the Company has recorded and estimated an additional liability of $690,211, which includes penalty and interest.

The Internal Revenue Service (IRS) has also raised the issue of “effective connected income (ECI) for the years currently under audit. At this point in time the Company cannot determine or estimate any additional liability due to the complexity of this issue. The Company and its tax attorney are currently discussing the issue with the tax authorities.

Note 18 - COMMITMENTS

Lease commitment

The Company leases 3,367 square feet of space in California that serves as its principal executive offices. The lease expires in February 2015. The monthly rent for the fiscal years ended March 31, 2013 and 2014, is $9,091 and $9,455, respectively. Future minimum lease payments under the lease are as follows:

Year Ending March 31,

2014	$109,456
2015	104,005

The Company rents office space for its satellite training center in Hong Kong. The leased space is partially owned by Wendy Qin, a director of EFT (HK) Ltd. and the sister of Jack Jie Qin, the Company’s president. The lease expires on March 31, 2015, with a monthly rental of $30,900. Future minimum lease payments under the operating lease are as follows:

Year Ending March 31,

2014	$370,800
2015	370,800

The Company rents storage space for its satellite training center in Hong Kong. The lease provides for monthly lease payments approximating $955 starting on January 4, 2013 and expiring on January 3, 2015. Future minimum lease payments under the operating lease are as follows:

Year Ending March 31,

2014	$11,460
2015	8,595

The Company also leases a 40,000 square meter property from Yongqin country of Baiquan, Heilongjiang Province, the PRC and constructed a bottled water factory there. The land is leased commencing on December 31, 2009 for a term of fifty years, with a yearly land use right’s fee of $3,865.

Year Ending March 31,

2014	$3,865
2015	3,865
2016	3,865
2017	3,865
2018	3,865
Thereafter	158,465

The Company rents office space for its operation in Taiwan. The lease expires on February 28, 2015, and the monthly rental is $4,963. Future minimum lease payments under the operating lease are as follows:

Year Ending March 31,

2014	$59,556
2015	54,593

Total rent expenses for the two years ended March 31, 2013 were $598,674 and $621,159, respectively, of which related party expenses were $371,134 and $378,378, respectively.

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

During the initial seven year period of the agreement, the Company will pay Mr. Qin an annual base salary of $200,000 per year for the first calendar year. In each subsequent calendar year during the term of the agreement, the Company will pay Mr. Qin an annual base salary determined by the compensation increase scale as reviewed and approved by the Company’s Compensation Committee and approved by the Company’s board of directors. Mr. Qin is eligible to receive an annual base salary adjustment in each subsequent calendar year as a cost of living increase at 10% per annum. Mr. Qin is also eligible to receive an annual bonus pursuant to the executive bonus scale in effect for executive employees of the Company.

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

Pyng Soon

On January 1, 2013, the Company entered into a new employment agreement with Pyng Soon, the Company’s general counsel. The employment agreement has a term of one year, and can be extended for one additional year by the agreement of both parties. The agreement may be terminated by either party with 30 days written notice.

During the period of this agreement, the Company will pay Mr. Soon an annual base salary of $156,200 per year. Mr. Soon is also eligible to receive an annual bonus pursuant to the executive bonus scale in effect for executive employees of the Company.

Bill Sluss

On January 1, 2013, the Company entered into an employment agreement with William E. Sluss, the Company’s chief financial officer. The employment agreement has a term of one year, and can be extended for one additional year by the agreement of both parties. The agreement may be terminated by either party with 30 days written notice.

During the period of this agreement, the Company will pay Mr. Sluss an annual base salary of $115,933.20 per year. Mr. Sluss is also eligible to receive an annual bonus pursuant to the executive bonus scale in effect for executive employees of the Company.

Purchase obligation

As discussed in Note 9, the Company’s wholly owned subsidiary, EFT Investment Co. Ltd, has entered into agreements to purchase an office building located in Taipei, Taiwan. The office building is under construction and will be completed by the end of 2013. The total purchase price for the office building is NTD7.1 billion, equivalent to approximately $237.8 million.

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

If the Company breaches any provisions relating to the terms and method of payment stated in the agreement, the seller may confiscate an amount calculated as 15 percent of the total real estate price, approximately $36 million. If the amount to be confiscated exceeds the amount of the price already paid, it shall be limited to the amount of the price already paid and the parties may rescind the agreement. As of March 31, 2013, payment of NTD600 million, equivalent to approximately $20.1 million, has been made to the sellers.

For more on this purchase obligation, including disputes amongst the parties to the investment, please see Note 9.

Note 19 – SEGMENT INFORMATION

The Company’s business is classified by management into three reportable business segments: online, transportation and beverage. The online business reportable segment is an aggregation of the Company’s online operating segments, which are organized to sell the Company’s products to Affiliates through its websites. The online business reportable segment derives revenue from the sales of nutritional products, personal care products and EFT-phones and access fees from its network platform. The transportation business reportable segment derives revenue from transport passengers and cargo between Taiwan and Mainland China through the Taiwan Strait. The beverage business reportable segment derives revenue and expense from the bottled water factory in Baiquan, Heilongjiang Province, the PRC.

Although substantially all of the Company’s revenue is generated from Mainland China, the Company is organizationally structured along business segments. The accounting policies of each of the Company’s operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.”

The following tables provide the business segment information as of and for the years ended March 31, 2013 and 2012. Income tax allocations have been determined based on statutory rates in the applicable business segment.

	Year ended March 31, 2013
	Online business	Transportation business	Beverage business	Total
Sales revenues, net	$2,878,012	$-	$-	$2,878,012
Cost of goods sold	(677,250)	(1,015,864)	-	(1,693,114)
Gross profit/(loss)	2,200,762	(1,015,864)	-	1,184,898
Operating expenses:
Selling, general and administrative expenses	4,969,469	751,318	346,032	6,066,819
Impairment of transportation equipment	-	5,477,847	-	5,477,847
Inventory obsolescence	649,080	-	-	649,080
Royalty expenses	500,000	-	-	500,000
Total operating expenses	6,118,549	6,229,165	346,032	12,693,746
Net operating income/(loss)	(3,917,787)	(7,245,029)	(346,032)	(11,508,848)
Other income/(expense)	903,098	(11,268,991)	(9,091)	(10,374,984)
Allocated income tax	(635,697)	-	-	(635,697)
Loss after income tax	(3,650,386)	(18,514,020)	(355,123)	(22,519,529)

Total long-lived assets	181,633	1,260,795	1,173,789	2,616,217

Additions to long-lived assets	15,802	6,126	22,786	44,714

	Year ended March 31, 2012
	Online business	Transportation business	Beverage business	Total
Sales revenues, net	$15,353,610	$1,011	$-	$15,354,621
Cost of goods sold	(3,566,595)	(1,104,786)	-	(4,671,381)
Gross profit/(loss)	11,787,015	(1,103,775)	-	10,683,240
Operating expenses:
Selling, general and administrative expenses	5,798,887	1,830,286	441,005	8,070,178
Marketing expenses	223,874	-	-	223,874
Royalty expenses	942,336	-	-	942,336
Total operating expenses	6,965,097	1,830,286	441,005	9,236,388
Net operating income/(loss)	4,821,918	(2,934,061)	(441,005)	1,446,852
Other income/(expense)	787,457	(251,653)	(2,871)	532,933
Allocated income tax	57,382	-	-	57,382
Income/(loss) after income tax	5,666,757	(3,185,714)	(443,876)	2,037,167

Total long-lived assets	300,221	6,265,906	1,258,114	7,824,241

Additions to long-lived assets	25,494	-	226,751	252,245

Note 20 – LITIGATION

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

Excalibur purchased the OceanLaLa from Ezone Capital Co. Ltd., prior to its acquisition by the Company. The last payment of EURO 2,000,000, equivalent to $2,631,579, was withheld by Excalibur since Excalibur believed that special tooling was not delivered at the time of sale and that an Ezone’s director did not act in good faith and was involved in self-dealing.

EFT Investment Co. Ltd. filed a lawsuit against Jiao Ren-Ho, former chairman of Excalibur, in the Taiwan Shihlin District Prosecutors office on February 12, 2010. EFT Investment Co. Ltd. alleges, among other things, that Jiao Ren-Ho committed the offences of capital forging, fraud, breach of trust, and document fabrication. Jiao Ren-Ho was not indicted by the prosecutor on either capital forging or forgery of documents. On April 23, 2013, the Taiwan Shihlin District Court issued a non-indictment decision on charges against Jiao Ren-Ho with respect to fraud and breach of trust. This non-indictment decision is a final verdict and, therefore, all criminal charges against Jio Ren-Ho were dismissed.

EFT Investment Co. Ltd. filed a lawsuit against Chang Hui-Ying, Excalibur’s former accountants in the Taiwan Shihlin District Prosecutors office in March 2010. The claims of EFT Investment Co. Ltd. against Chang Hui-Ying are based upon the audit of Excalibur’s financial statements by Chang Hui-Ying. EFT Investment Co. Ltd. alleges, among other things, that Chang Hui-Ying committed the offences of capital forging, fraud, breach of trust, and document fabrication. Chang Hui-Ying was not indicted by the Shihlin District Prosecutor and, on April 23, 2013, all criminal charges against Chang Hui-Ying were dismissed.

On October 1, 2010, EFT Investment Co. Ltd. filed a lawsuit against Hsiao Zhong-Xing, former general manager of Excalibur, and Lu Zhuo-Jun, former vice general manager of Excalibur, collectively "Defendants,” in the Taiwan Shihlin District Prosecutors office. EFT Investment Co. Ltd. alleges, among other things, that Defendants committed the offences of capital forging, fraud, breach of trust, and document fabrication. On April 30, 2013, the Taiwan Shihlin District Court found that both Hsaio Zhong-Xing and Lu Zhuo-Jun were guilty of fraudulent increase of paid-up-capital and dismissed all other charges. As a result, Hsiao Zhong-Xing received a six-month jail sentence and Lu Zhuo-Jun received a five-month jail sentence. Both of their jail sentences can be converted into a fine. On May 27, 2013, the Shihlin District Prosecutor filed an appeal in the appellate court for reconsideration of the judgment entered by the District Court.

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

Marinteknik Shipbuilders (S) Pte Ltd., a Singapore company, filed a lawsuit against Excalibur in the Taiwan Taichung District Court on July 9, 2009 for unpaid service fees and out-of-pocket expenses of NTD8,050,832, equivalent to approximately $270,000. On August 20, 2009, the Taiwan Taipei district court froze Excalibur’s cash of $193,992 in response to the suit. The final resolution of this case is pending. However, a contingent liability for the restricted cash has been recorded.

On August 2, 2010, the Company commenced a legal proceeding against Marinteknik Shipbuilders (S) Pte Ltd. and three other persons in the High Court of the Republic of Singapore alleging fraud, misrepresentation, and deceit on the part of the defendants with respect to Excalibur’s purchase of the OceanLaLa. The Company claims that the wrongful actions of the defendants resulted in damages of $19,000,000 to the Company. On December 11, 2012, the High Court issued a decision whereby it dismissed EFT’s actions against Marinteknik and Lim Lan Eng (Priscilla), a director of Marinteknik. On January 8, 2013, EFT filed an appeal against the decision made by the High Court. The final resolution of such appeal is still pending.

On August 18, 2010, Excalibur received a statement of claim, equivalent to a complaint in the United States, that was filed in the Taichung District Court, Taiwan, by Ezone Capital Co., Ltd. demanding approximately 2,000,000 Euros, equivalent to approximately $2,600,000, for the unpaid balance of the purchase price of the OceanLaLa (see Note 14). Excalibur has denied the claims of Ezone on the basis that the OceanLaLa was defective, unseaworthy, and not fit for its intended purpose. Excalibur has also filed a counterclaim against Ezone seeking a full refund of all amounts paid for the OceanLaLa, as well as reimbursement for amounts spent on maintenance and repairs. The case proceeding has concluded and is awaiting disposition by the court.

In 2009, EFT’s subsidiary, Heilongjiang Tianquan Manor Soda Drinks Co. Ltd., engaged a general contractor (the “Contractor”) to construct a water manufacturing plant (the “Plant”) for RMB4,758,600 (US$755,000). Upon completion, EFT inspected the Plant and found several material construction defects, including, but not limited to, the fact that the Contractor used inferior construction material, inconsistent construction plans and substandard insulation material. As a result, in 2010, EFT conditioned its final construction payment to the Contractor in the amount of RMB698,896 (US$110,000) on the rectification of all construction defects. On March 22, 2012, the Contractor brought a case against EFT in Baiquan People’s Court in Helongjiang Province seeking approximately RMB1,912,000 of purported outstanding payments under the contract and interest thereon. The case is awaiting trial.

On August 8, 2012, the Company filed a complaint against Edward Carter, a former consultant, in the Superior Court of California, county of Los Angeles, in which the Company alleges, among other things, that Mr. Carter breached his consulting contract, fiduciary duty and committed fraud and misrepresentation in respect to the Company’s investment in CTX Virtual Technologies, Inc. (“CTX”), as sponsored by Buckman, Buckman & Reid, Inc. (“BB&R”), a financial consulting firm and placement agent. The final resolution of this case is pending.

Note 21 - SUBSEQUENT EVENTS

On June 3, 2013, the Company filed a civil complaint in Los Angeles, California against Meifu, Transglobe and certain individuals related to the purchase of the A5 Building in Taiwan. For further information, please see Note 9 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of its principal executive officer and its principal financial officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective as of March 31, 2013.

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

The Company’s management conducted an assessment of the effectiveness of its internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s management concluded that its internal control over financial reporting as of March 31, 2013 was effective.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

As disclosed in the Company’s Annual Filing on Form 10-K for the year ended March 31, 2012, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2012. In that filing, management identified material weaknesses in the Company’s internal control over financial reporting related to the Company’s FMA application, material purchases made without prior approval by the board of directors of the Company and the Company’s corporate network

To address and remediate the material weaknesses, the Company implemented the following measures during fiscal year 2013 to change or enhance the design and operating effectiveness of the Company’s internal control over financial reporting.

•	In June 2012, the Company engaged a third party vendor to perform application vulnerability scanning to identify the FMA application’s security vulnerabilities, and also to perform application and network level penetration testing to attempt to exploit the identified vulnerabilities within the application, and the Company’s corporate network. Resulting vulnerabilities were addressed and corrected in the first and second quarters of the year ended March 31, 2013.

•	During the fiscal year 2013, the Company added additional controls and procedures designed to track program changes and to identify and prevent errors or abnormal transactions related to the FMA application.

•

In August 2012, the board of directors of the Company resolved that any officer who fails to comply with the Company’s policy related to significant loans and investments that require preapproval by the board of directors of the Company will be reprimanded.

•	In August 2012, the Company implemented additional disbursement controls by requiring that all disbursements over $5,000 first be approved by the chief financial officer.

The Company believes that these measures have fully remediated the material weaknesses noted above.

Other than the remedial measures described above, there were no other changes in the Company’s internal control over financial reporting that have materially affected, or are likely to materially affect, its internal control over financial reporting during the quarter ended March 31, 2013.

ITEM 9B. OTHER INFORMATION

None.

  PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists the names, ages, certain positions and offices held by the Company’s directors and named executive officers as of the date of this filing.

Name	Age	Title
Jack Jie Qin	53	President, chief executive officer, and a director
William E. Sluss	58	Principal financial and accounting officer
Visman Chow	58	Director
Norman Ko	49	Director
Pyng Soon	53	General counsel

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

William E. Sluss

Mr. Sluss has been serving as the Company’s corporate controller since August 2010 and promoted to the position of chief financial and accounting officer in October 2012. Mr. Sluss has twenty years of experience providing financial, operational and managerial expertise for companies in both the private and public sectors. His background includes experience in the banking, manufacturing, nuclear and logistics industries. He has extensive experience with SEC reporting companies and U.S. GAAP, including acting as the controller during the successful initial public offering of Heritage Federal Bank, FSB (NYSE). His experience includes four years with Quebecor Printing (one of the world’s largest printers of bibles and textbooks) and two years with Flour City International (a U.S. publicly traded (Nasdaq) construction /manufacturing company). In 2002, Mr. Sluss joined Studsvik, Inc. (a publicly traded nuclear service company (Stockholm Exchange) headquartered in Stockholm, Sweden) as its chief financial officer for the U.S. operations. Mr. Sluss has extensive experience with IFRS over his career while working for several international companies. In addition, throughout his career, Mr. Sluss has worked closely with the world's largest accounting firms (e.g., KPMG and PricewaterhouseCoopers), serving as the main contact with those firms. He also has extensive experience with the COSO framework and SOX compliance. Mr. Sluss received a Bachelor of Science Degree in Accounting from the University of Virginia’s College at Wise in 1990 and became a licensed Certified Public Accountant (CPA) in the same year.

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

Mr. Chow and Mr. Ko are independent directors as that term is defined in Section 803.A of the NYSE Amex Company Guide. Mr. Chow and Mr. Ko, the Company’s two independent directors, and Mr. Jack Jie Qin act as its audit committee. Mr. Norman Ko is the Company’s “audit committee financial expert” as that term is defined in the rules and regulations of the Securities and Exchange Commission.

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

Jack Jie Qin, William E. Sluss, Visman Chow, Norman Ko, and Pyng Soon have not filed any required forms under Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

The Company’s Board of Directors acts as its compensation committee. During the year ended March 31, 2013, all of the Company’s directors participated in deliberations concerning executive officer compensation.

During the year ended March 31, 2013, none of the Company’s directors were members of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of the Company’s directors or as a member of its compensation committee.

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

Summary Compensation Table

The following table shows, in summary form, the compensation received by (i) the Company’s Chief Executive and Principal Financial Officers and (ii) by each other executive officer who received compensation in excess of $100,000 during the two fiscal years ended March 31, 2013.

Name and Principal Position	Fiscal Year Ended March 31,	Salary(1)	Total
Jack Jie Qin	2013	$242,000	$242,000
(Principal Executive Officer)	2012	$242,000	$242,000
Pyng Soon(3)	2013	$150,672	$150,672
(General Counsel)	2012	$148,830	$148,830
Jeffery Cheung (4)	2013	$-	$-
(Principal Financial Officer)	2012	$63,602	$63,602
Bill Sluss (5)	2013	$85,483	$85,483
(Principal Financial Officer)	2012	$75,333	$75,333

(1)	The dollar value of base salary (cash and non-cash) earned and any bonus (cash and non-cash) earned.
(2)	To date, the Company has not adopted a stock option plan, a stock bonus plan or any other type of incentive plan. The Company has not issued any options to its executive officers, directors or employees or paid them other payments.
(3)	Pyng Soon was appointed as the general counsel of the Company in January 2009.
(4)	Jeffery Cheung was the Company’s principal financial and accounting officer between March 21 and August 29, 2011.

(5)	Bill Sluss was appointed as the Company’s corporate controller since August 2010, appointed as interim principal financial and accounting officer in November 2011, and promoted to be principal financial and accounting officer in October 2012.

Employment Agreements

Please see Note 18 to the Consolidated Financial Statements contained in Item 8 for disclosures with respect to the employment agreements to which certain of the named executive officers described in the above Summary Compensation Table are subject.

Compensation of Directors during Fiscal Year Ended March 31, 2013

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Jerry B. Lewin(1)	$16,000	—	—	$16,000
Visman Chow	$24,000	—	—	$24,000
Norman Ko	$48,000	—	—	$48,000

(1)	Jerry Lewin resigned as an independent director of the Company effective November 20, 2012.

Each non-management director receives an annual fee of $24,000, with the Chairman of the Company’s Audit Committee receiving an additional $24,000. Mr. Norman Ko served as the chairman of the Company’s audit committee during the fiscal year ended March 31, 2013. The Company’s directors are also reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at director and committee meetings.

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

Report of the Board of Directors

The Board of Directors (which functions as the Compensation Committee) has reviewed and discussed the Compensation Discussion and Analysis with management. Based on that review and discussion, the Board has determined that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K for the year ended March 31, 2013.

The Board of Directors
Jack Jie Qin
Visman Chow
Norman Ko

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the beneficial ownership of the Company’s common stock as of March 31, 2013 by (i) each of its directors and executive officers, (ii) all directors and executive officers as a group and (iii) each owner of more than 5% of its common stock.

Name	Number of Shares Beneficially Owned	Percent of Shares Outstanding
Jack Jie Qin	1,000	*
William E. Sluss	—	—
Visman Chow	—	—
Norman Ko	—	—
Pyng Soon	—	—
Dragon Win Management, Ltd.(1)	52,099,000	68.57%
Officers and directors as a group (5 persons)	1,000	*

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Anderson Bradshaw PLLC, formerly known as Child, Van Wagoner & Bradshaw, PLLC audited the Company’s financial statements for the years ended March 31, 2013 and 2012. The following table shows the aggregate fees billed to the Company during these years by Anderson Bradshaw.

	2013	2012
Audit Fees	$68,000	$171,000
Audit-Related Fees	40,250	19,400
Tax Fees	67,618	11,500
All Other Fees	8,000	14,307

Audit fees represent amounts billed for professional services rendered for the audit of the Company’s annual financial statements and the review of its interim financial statements. Audit related fees represent fees paid for review of responses to SEC comments. All other fees represent out of pocket expenses. Before Anderson Bradshaw was engaged by the Company to render these services, the engagement was approved by the Company’s Directors.

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

Date: July 12, 2013

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

Signature	Title	Date

/s/ Jack Jie Qin	Director and Principal	July 12, 2013
Jack Jie Qin	Executive Officer

/s/ William E. Sluss	Principal	July 12, 2013
William E. Sluss	Financial and Accounting Officer

/s/ Visman Chow
Visman Chow	Director	July 12, 2013

/s/ Norman Ko
Norman Ko	Director	July 12, 2013

Index to Exhibits

Exhibit No.:	Description:

3.1(1)	Articles of Incorporation of GRG, Inc. (now EFT Holdings, Inc.).

3.1.1(1)	Articles of Merger filed December 28, 2004 between HumWare Media Corporation, World Wide Golf Web, Inc. and GRG, Inc.

3.1.2(1)	Certificate of Amendment, effective November 7, 2007, to the Articles of Incorporation of HumWare Media Corporation

3.1.3(9)	Articles of Merger filed December 13, 2010 between QCSC, Inc. and EFT Biotech Holdings, Inc.

3.2(3)	By-laws

4.1(1)	Form of Common Stock Certificate

4.2(1)	Form of Warrant to purchase one share of Common Stock for a purchase price of $3.80 per share until the second anniversary date of the date of issuance

10.1(3)	Share Exchange Agreement, dated as of the 1st day of November, 2007, by and among EFT Holdings, Inc. (formerly HumWare Media Corporation), a Nevada corporation; certain EFT Shareholders and EFT BioTech Corporation, a Nevada corporation

10.2(2)	Subscription Agreement for Units in connection with the Registrant’s Regulation S Private Placement

10.3(3) +	Employment Agreement, dated May 10, 2008, between EFT BioTech Holdings, Inc. and Sharon Tang

10.4(5)	$500,000 Loan Agreement (the “Agreement”), dated November 24, 2008 , between the EFT Biotech Holdings, Inc. (as the lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the borrower).

10.5(5)	First Extension of $500,000 Loan, dated December 25, 2008

10.6(5)	Second Extension of $500,000 Loan, dated May 25, 2009

10.7(6)	$2,000,000 Loan Agreement and promissory note, dated September 23, 2008, between the EFT Biotech Holdings, Inc. (as the lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the borrower) (the “$2,000,000 Loan Agreement”)

10.8(5)	First Extension of $2,000,000 Loan Agreement, dated November 25, 2008

10.9(5)	Second Extension of $2,000,000 Loan Agreement, dated May 25, 2009

10.10(6)	$600,000 Loan Agreement, dated May 13, 2009, between the EFT Biotech Holdings, Inc. (as the lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the borrower) (the “600,000 Loan Agreement”).

10.11(6)	Addendum to $600,000 Loan Agreement, dated May 13, 2009, between the EFT Biotech Holdings, Inc. (as the lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the borrower).

10.12 (7)	$330,000 Loan Agreement, dated July 14, 2008, between EFT BioTechHoldings, Inc. (lender) and Yeuh-Chi Liu (borrower)

10.13 (7)	Addendum to $330,000 Loan Agreement, dated July 15, 2008, between BioTech Holdings, Inc. and Yeuh-Chi Liu

10.14 (7)	$1,567,000 Loan Agreement, dated July 25, 2008, between BioTech Holdings, Inc. (lender) and Yeuh-Chi Liu (borrower)

10.15(8)	Subscription agreement, dated June 30, 2008, between EFT BioTechHoldings, Inc. and Excalibur International Marine Corporation

10.16(8)	Third Extension of $2,000,000 Loan Agreement with Excalibur International Marine Corporation

10.17(8)	First Extension of the $600,000 Loan Agreement, dated November 13, 2010

10.18(8)	Extension of $500,000 loan with Excalibur International Marine Corporation

10.19(9)	Consultancy Agreement, dated March 31, 2010, between EFT International Limited and JFL Capital Limited

10.20(9)	Employment Agreement, dated January 1, 2009, between EFT Biotech Holdings Inc. and Jack Jie Qin

10.21(9)	Employment Letter, dated December 20, 2010, between EFT (HK) Limited and Chueng, Chung Man Cyril

10.22(9)	Employment Agreement, dated January 1, 2009, between EFT Biotech Holdings Inc. and Pyng Soon

10.23(9)	English Translation of Form of Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park

10.24(9)	English Translation of Agreement Regarding the "Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park," dated May 31, 2011, among Jack Jie Qin, Meifu Development Co., Ltd. and EFT Investment Co., Ltd.

10.25(9)	English Translation of Agreement Regarding the "Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park," dated May 31, 2011, among Jack Jie Qin, Transglobe Life Insurance Inc. and EFT Investment Co., Ltd.

10.26(9)	English Translation of Amendment Agreement to the "Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park," dated July 1, 2011, among Jack Jie Qin, Meifu Development Co., Ltd. and EFT Investment Co., Ltd.

10.27(9)	English Translation of Amendment Agreement to the "Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park," dated July 1, 2011, among Jack Jie Qin, Transglobe Life Insurance Inc. and EFT Investment Co., Ltd.

14.1(3)	Code of Ethics

21.1(9)	List of Subsidiaries

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

101*	The following materials from the EFT Holdings, Inc. Annual Report on Form 10-K for the year ended March 31, 2013, filed on July 12, 2013 formatted in Extensible Business Reporting Language (XBRL):

• Consolidated Balance Sheets;
• Consolidated Statements of Income;
• Consolidated Statements of Comprehensive Income;
• Consolidated Statements of Changes in Equity;
• Consolidated Statements of Cash Flows, and
• Related notes

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

