Form 10-Q
period 2013-06-30
EFT Holdings, Inc.
filed 2013-08-19
CIK 1450973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2013

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

As of the latest practicable date, August 19, 2013, the registrant had 75,983,201 outstanding shares of common stock.

Cautionary Statement

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. The Company’s expectations are as of the date this Form 10-Q is filed, and the Company does not intend to update any of the forward-looking statements after the date this quarterly report on Form 10-Q is filed to conform these statements to actual results, unless required by law. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013 as filed with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements.

EFT HOLDINGS, INC.

Consolidated Balance Sheets

	June 30, 2013	March 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,745,223	$1,732,270
Securities available for sale	6,210,645	8,320,698
Inventories	1,655,249	2,029,017
Accounts receivable, net	52,265	-
Prepaid expenses	454,582	568,612
Other receivables	535,692	590,421
Total current assets	11,653,656	13,241,018

Restricted cash	203,607	209,284
Property and equipment, net	2,454,977	2,616,217
Prepayment on developments in progress	8,891,733	8,987,023
Security deposit	432,399	436,682
Total assets	$23,636,372	$25,490,224
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$847,740	$907,966
Commission payable	4,111,148	4,155,155
Other liabilities	1,310,001	1,340,322
Unearned revenues	3,569,636	3,490,976
Short-term loan	128,776	319,966
Due to related parties	46,885	48,193
Contingent liabilities	2,564,103	2,631,579
Total current liabilities	12,578,289	12,894,157

Equity
EFT Holdings, Inc. stockholders' equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value, 4,975,000,000 shares authorized, 75,983,201 shares issued and outstanding at June 30 and March 31, 2013	760	760
Additional paid in capital	52,854,891	52,854,891
Retained deficits	(36,158,285)	(34,936,854)
Accumulated other comprehensive income	721,449	1,107,442
Total EFT Holdings, Inc. stockholders’ equity	17,418,815	19,026,239
Non-controlling interest	(6,360,732)	(6,430,172)
Total equity	11,058,083	12,596,067
Total liabilities and equity	$23,636,372	$25,490,224

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Income (Unaudited)

	Three Months Ended
	June 30, 2013	June 30, 2012

Sales revenues, net	$420,840	$602,086
Shipping charges	85,182	117,617
Access fees	-	108,270
Total revenues	506,022	827,973

Cost of goods sold	190,853	135,936
Shipping costs	10,404	418
Operating costs - Excalibur	117,248	254,562
Total cost of revenues	318,505	390,916
Gross profit	187,517	437,057
Operating expenses:
Selling, general and administrative expenses	1,494,471	1,446,928
Provision for inventory obsolescence	149,365	683,687
Royalty expenses – Related party	43,065	59,052
Total operating expenses	1,686,901	2,189,667
Net operating loss	(1,499,384)	(1,752,610)
Other income/(expense)
Interest income	86,479	93,239
Interest expense	(3,159)	(36,573)
Loss on disposal of fixed assets	(871)	(12,656)
Gain/(loss) on disposal of securities available-for-sale (includes $51,569 and Nil accumulated	49,393	(619)
other comprehensive income reclassifications for unrealized net gains on securities available for sale for the three months ended June 30, 2013 and 2012, respectively)
Dividend income	-	14,459
Foreign exchange loss	46,318	(74,830)
Other income	79,477	1,628
Total other expense	257,637	(15,352)

Net loss before income taxes and non-controlling interest	(1,241,747)	(1,767,962)
Income taxes	-	-
Net loss	(1,241,747)	(1,767,962)
Non-controlling interest	20,316	103,964
Net loss attributable to EFT Holdings, Inc.	$(1,221,431)	$(1,663,998)

Net loss per common share
Basic and diluted	$(0.02)	$(0.02)
Weighted average common shares outstanding
Basic and diluted	75,983,201	75,983,201

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	June 30, 2013	June 30, 2012

Net loss	$(1,241,747)	$(1,767,962)

Other comprehensive income/(loss)
Foreign currency translation adjustment	(102,613)	271,560
Unrealized loss on securities available for sale	(193,624)	(59,932)
Comprehensive loss	(1,537,984)	(1,556,334)
Less: Comprehensive gain / (loss) attributable to non-controlling interests	69,440	(223,915)
Comprehensive loss attributable to EFT Holdings, Inc.	$(1,607,424)	$(1,332,419)

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Changes in Equity (Unaudited)

					Accumulated
			Additional	Retained	Other		Total
	Common Stock		Paid-in	Earnings	Comprehensive	Non-controlling	Stockholders'
	Shares	Amount	Capital	(Deficits)	Income (Loss)	Interests	Equity

BALANCE, MARCH 31, 2012	75,983,201	$760	$52,854,891	$(15,771,169)	$708,431	$(3,445,233)	$34,347,680

Comprehensive income:
Net income/(loss)	-	-	-	(19,165,685)	-	(3,353,844)	(22,519,529)
Unrealized gain on securities available for sale	-	-	-	-	(70,605)	-	(70,605)
Foreign currency translation adjustment	-	-	-	-	469,616	368,905	838,521
Total comprehensive loss							(21,751,613)

BALANCE, MARCH 31, 2013	75,983,201	$760	$52,854,891	$(34,936,854)	$1,107,442	$(6,430,172)	$12,596,067

Comprehensive income:
Net loss	-	-	-	(1,221,431)	-	(20,316)	(1,241,747)
Unrealized loss on securities available for sale	-	-	-	-	(193,624)	-	(193,624)
Foreign currency translation adjustment	-	-	-	-	(192,369)	89,756	(102,613)
Total comprehensive loss							(1,537,984)

BALANCE, JUNE 30, 2013	75,983,201	$760	$52,854,891	$(36,158,285)	$721,449	$(6,360,732)	$11,058,083

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net loss	$(1,241,747)	$(1,767,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	145,823	297,545
(Gain)/loss from securities available for sale	(49,393)	619
Provision for inventory obsolescence	149,365	683,687
Loss on disposal of fixed assets	871	12,656
Changes in operating assets and liabilities:
Accounts receivable	(52,265)	-
Inventories	224,937	133,877
Prepaid expenses	113,018	(36,242)
Other receivables	54,122	(128,775)
Accounts payable	2,996	123,922
Commission payable	(44,008)	(235,616)
Other liabilities	(92,077)	(152,653)
Unearned revenues	78,660	(92,820)
Net cash used in operating activities	(709,698)	(1,161,762)

Cash flows from investing activities:
Additions to fixed assets	(5,106)	(41,480)
Proceeds from disposal of fixed assets	73	-
Purchase of securities available for sale	(678,121)	(7,235,230)
Proceeds from available for sales securities	2,643,944	965,062
Net cash provided by/(used in) investing activities	1,960,790	(6,311,648)

Cash flows from financing activities
Repayment of installment plan	(191,190)	-
Proceeds from short-term loans	-	7,577,583
Net cash provided by/(used in) financing activities	(191,190)	7,577,583

Effect of exchange rate changes on cash	(46,949)	84,986
Net increase in cash	1,012,953	189,159
Cash, beginning of period	1,732,270	4,346,517
Cash, end of period	$2,745,223	$4,535,676
Supplemental disclosures of cash flow information:
Interest expenses paid in cash	$3,159	$2,439
Income tax paid in cash	$-	$-

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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used in preparation of these consolidated financial statements for the three months ended June 30, 2013 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013. The Company consolidates Excalibur based on a three-month lag with the Company’s reporting periods as discussed in Note 10.

Reclassification

Certain amounts have been reclassified to conform with the current period presentation. The amounts reclassified did not have an effect on the Company’s results of operations or stockholders’ equity.

Recent accounting pronouncements

There are no accounting standards that have been issued but not yet adopted that we believe will have a material impact on our financial position or results of operations.

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

Assets measured at fair value are summarized below:

	June 30, 2013
	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total
Securities available for sale - Corporate bonds	$6,210,645	$-	$-	$6,210,645
CTX Virtual Technologies	-	-	-	-
Total assets measured at fair value	$6,210,645	$-	$-	$6,210,645

	March 31, 2013
	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total
Securities available for sale - Corporate bonds	$8,320,698	$-	$-	$8,320,698
CTX Virtual Technologies	-	-	-	-
Total assets measured at fair value	$8,320,698	$-	$-	$8,320,698

Note 4 – SECURITIES AVAILABLE FOR SALE

Securities available for sale consist of the following:

	June 30, 2013
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Duration (1)
Corporate bonds	$3,635,469	$63,854	$(91,351)	$3,607,972	2.73
Corporate notes	1,478,742	-	(39,189)	1,439,553	2.94
Variable rate notes	607,500	-	(7,560)	599,940	9.58
Corporate high-yield bonds	590,660	-	(27,480)	563,180	Perpetual
Total debt securities	$6,312,371	$63,854	$(165,580)	$6,210,645

	March 31, 2013
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Duration (1)
Corporate bonds	$4,823,609	$177,686	$(61,786)	$4,939,509	2.56
Corporate notes	2,006,092	12,607	(20,630)	1,998,069	6.30
Variable rate notes	607,500	-	(14,220)	593,280	9.83
Corporate high-yield bonds	791,600	-	(1,760)	789,840	9.61
Total debt securities	$8,228,801	$190,293	$(98,396)	$8,320,698

(1) Average remaining duration to maturity, in years

All securities were classified as available for sale as of each date presented.

The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, as of June 30, 2013:

	Less than 1 year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Loss
Corporate bonds	$233,561	$(25,891)	$98,203	$(8,108)	$331,764	$(33,999)
Total debt securities	$233,561	$(25,891)	$98,203	$(8,108)	$331,764	$(33,999)

Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things: (i) the length of time and the extent to which the fair value has been lower than cost; (ii) the financial condition and near-term prospects of the issuer; and (iii) the intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery of cost.

There were 88 securities in an unrealized loss position at June 30, 2013. Management does not intend to sell any of the securities classified as available for sale which have unrealized losses and believes that it is not likely that the Company will have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased and are not the result of deteriorated credit quality. The fair value is expected to recover as the bonds approach their maturity or re-pricing date or if market yields for such investments decline. Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.

Investment securities with a book value of $2,594,551 were sold during the three months ended June 30, 2013. The Company recognized a gain of $49,393 on the sale of those securities.

Note 5 – INVENTORIES

Inventories are valued at the lower of cost, determined on a first-in, first-out or market basis. Inventory consists of nutritional, personal care, automotive additive, environmentally safe products, portable drinking containers and EFT-Phone. The Company has three warehouses, one in City of Industry, CA; one in Kowloon, Hong Kong; and one at its factory in the PRC. The Company also consigned some of its inventories to two logistic service providers in China. On a quarterly basis, the Company’s management reviews inventory levels in each country for estimated obsolescence or unmarketable items, as compared with future demand requirements and the shelf life of the various products. Based on this review, the Company records inventory write-downs when costs exceed expected net realizable value.

The components of inventories were as follows:

	June 30, 2013	March 31, 2013
Raw materials	$33,666	$36,820
Supplies	7,222	10,923
Finished goods	1,974,215	2,426,069
	2,015,103	2,473,812
Less: Provision for inventory obsolescence	(359,854)	(444,795)
	$1,655,249	$2,029,017

Note 6 - RESTRICTED CASH

On August 20, 2009, Taiwan Taipei district court froze Excalibur’s cash of NTD 6,079,694, equivalent to $203,607, as a result of a lawsuit filed by Marinteknik Shipbuilders (S) Pte Ltd., a Singapore company, against Excalibur in the Taiwan Taichung District Court. The lawsuit claims Excalibur owes service fees and out-of-pocket expenses of $249,731 to Marinteknik Shipbuilder (S) Pte Ltd. The restricted cash remained unchanged as of June 30 and March 31, 2013, except as a result of changes in foreign exchange rates.

Note 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2013	March 31, 2013
Transportation equipment	7,267,793	7,470,440
Property and plant	956,589	945,806
Leasehold improvements	521,165	524,006
Automobiles	243,485	243,113
Computer equipment	124,626	128,127
Furniture and fixtures	100,645	95,642
Machinery and equipment	372,161	368,618
	9,586,464	9,775,752
Less: Accumulated depreciation	(7,131,487)	(7,159,535)
	$2,454,977	$2,616,217

On August 8, 2010, the Company’s vessel, the Ocean LaLa, was damaged when sailing in the Taiwan Strait. As a result of the damage suffered, the Ocean LaLa has been taken out of service and management estimated that the net book value of the equipment exceeded its market value and an impairment loss of $5.4 million has been provided for the year ended March 31, 2011.

Since August 2010, the Ocean LaLa has remained in dry dock and its damage has not been repaired. As such, professional valuations of the Ocean LaLa have been difficult to obtain. Therefore, alternative methods have been utilized. The Company searched ship broker information to get a market price for a similar, i.e., with similar size and capacity, but fully functional vessel, since the Company could not find a similar vessel with the exact damage as the Ocean LaLa. The market value of the Ocean LaLa was then calculated by subtracting the quoted repair estimate for the Ocean LaLa from the market value of such similar vessel. In addition, in March 2013, the Company received an offer from an independent third party to purchase the Ocean LaLa. The adjusted market value described above exceeded the net carrying value of the vessel, but the offer to purchase the Ocean LaLa was below the net book value. Based on the above analysis, the Company concluded that the net carrying value of the equipment exceeded its fair value and a further impairment loss of $5.5 million was recorded during the year ended March 31, 2013.

The following table summarizes the carrying value of the Ocean LaLa as of March 31, 2013 and December 31, 2012 because the Company consolidates Excalibur based on a three-month lag with the Company’s reporting period:

	Transportation equipment
	March 31, 2013		December 31, 2012
	NTD*	USD	NTD*	USD
Original cost	550,026,267	18,420,170	550,026,267	18,933,779
Less: impairment loss made in 2011	(171,472,850)	(5,742,560)	(171,472,850)	(5,902,680)
Less: impairment loss made in 2013	(161,537,135)	(5,409,817)	(161,537,135)	(5,560,659)
	217,016,282	7,267,793	217,016,282	7,470,440
Less: Accumulated depreciation	(183,244,368)	(6,136,784)	(181,139,532)	(6,235,440)
Net carrying value	33,771,914	1,131,009	35,876,750	1,235,000

*NTD: New Taiwan Dollar

The Company does not classify the transportation equipment as held for sale as it cannot meet all the criteria outlined by ASC 360-10-45-9.

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

The Company uses the “EFT” name, a trademark owned and licensed to it by EFT Assets Limited. The Company is required to pay an annual royalty to EFT Assets Limited equal to a percentage of its gross sales for the previous fiscal year. The percentage is 5% for the first $30 million in gross sales, 4% for the $10 million in gross sales in excess of $30 million, 3% for the $10 million in gross sales in excess of $40 million; 2% for the $10 million in gross sales in excess of $50 million; and 1% for the $10 million in gross sales in excess of $60 million. EFT Assets Limited is owned by a number of persons, including Wendy Qin, director of EFT International Ltd. Ms. Qin is the sister of Jack Jie Qin, the Company’s president. During the three months ended June 30, 2013 and 2012, the royalties payable to EFT Assets Limited were $43,065 and $59,052, respectively. As of June 30 and March 31, 2013, the royalties due to EFT Assets Limited were $43,065 and Nil, respectively.

In March 2010, one of the Company’s subsidiaries, EFT International Ltd., entered into a consultancy agreement with JFL Capital Limited, a company in which Wendy Qin serves as a director and is one of the principal shareholders. Under this agreement, EFT International Ltd. engaged JFL Capital Limited to provide EFT International Ltd. consultancy services on administration, financial matters, corporate planning and business development commencing from April 1, 2010, and the annual fee will be increased at the rate of $15,000 each year. The agreement may be terminated by either party on three months’ written notice. During the three months ended June 30, 2013 and 2012, the consultancy fees payable to JFL Capital Limited were $90,000 and $86,250, respectively.

The Company rents a 6,500 square foot office space for its satellite training center in Hong Kong. This office is located at Langham Office Tower, 8 Argyle Street, Suite 3706, Kowloon, Hong Kong SAR. The leased space is owned by a number of persons, including Wendy Qin, a director of EFT (HK) Ltd. and the sister of Jack Jie Qin, the Company’s president. The lease for this space expires on March 31, 2015, with a monthly rental of $30,900. During the three months ended June 30, 2013 and 2012, the Company paid the lessor $92,784 in rent.

Note 9 – PREPAYMENT ON DEVELOPMENT IN PROGRESS

On May 2, 2011, Jack Jie Qin, as an agent, entered into two series of agreements, one series with Meifu Development Co., Ltd., “Meifu”, and the other series with TransGlobe Life Insurance Inc., “TransGlobe”, to purchase an office building located in Taipei, Taiwan, the “Taiwan Building”. The Taiwan Building consists of 14 floors and 144 parking spaces. The agreements signed with Meifu related to the purchase of the 8 th -14 th floors, 1 out of 2 units on the 7 th floor and 79 parking spaces, while the agreements signed with TransGlobe were for the purchase of the 1 st -6 th floors, the other unit on the 7 th floor and the remaining 65 parking spaces in the Taiwan Building. The Taiwan Building is under construction and will be completed by the end of 2013. The total purchase price for the Taiwan Building is approximately $235.3 million. The Company intended to retain one floor of the Taiwan Building for its own business operations and planned to sell the majority of the remaining floors.

On July 1 and July 7, 2011, EFT Investment Co. Ltd., “EFT Investment”, a wholly-owned subsidiary of the Company, as a party to the contract in place of Jack Jie Qin, entered into two sets of agreements, the “July 2011 Agreements”, with the sellers of the Taiwan Building that provided for substantially the same rights and obligations as the original May 2, 2011 agreements. Pursuant to the terms of the July 2011 Agreements, EFT Investment was obliged to pay the remaining twelve outstanding installments with various amounts due up to the scheduled completion of the Taiwan Building. Each subsequent quarterly payment, starting from April 20, 2012, was approximately $4 million, with the residual payment of approximately $163.6 million due at the time of completion of the Taiwan Building. As of June 30, 2013, payment of NTD600 million, approximately $20.8 million, has been made. For more information on this purchase obligation, please see Note 18.

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

On June 15, 2012, EFT Investment received a letter, the “Meifu Letter”, from Meifu wherein Meifu served notice of termination, as of that date, of its contracts with EFT Investment for the purchase of the Taiwan Building and a purported forfeiture of EFT Investment’s deposit of approximately $16.7 million, the “Deposit”. Subsequently, on June 29, 2012, EFT Investment’s local counsel issued a letter to Meifu alleging fraud and misrepresentation by Meifu during the course of the transactions. EFT Investment contended that the Meifu Letter and the purported termination of contracts between Meifu and EFT Investment were invalid and demanded the return of the Deposit and construction advances. On July 3, 2012, EFT Investment’s local counsel issued a letter to TransGlobe with substantially the same contentions as contained in the June 29, 2012 letter to Meifu and therein argued that the contracts between TransGlobe and EFT Investment were terminated and requested that all payments made to TransGlobe be returned. On October 10, 2012, EFT Investment received a letter from TransGlobe by which TransGlobe served a “notice of termination”, as of that date, of its contracts with EFT Investment for the purchase of the Taiwan Building and a purported forfeiture of EFT Investment’s deposit of approximately $3.4 million, the “Deposit”. Subsequently, on November 7, 2012, EFT Investment's local counsel issued a letter to Meifu and TransGlobe alleging fraud and misrepresentation by Meifu and TransGlobe during the course of the transactions.

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

The Company consolidates Excalibur based on a three-month lag with the Company’s reporting periods. All inter-company accounts and transactions were eliminated in consolidation. The following table provides a summary of balance sheet information for Excalibur as of March 31, 2013 and December 31, 2012 which is consolidated in the Company’s financial statements as of June 30 and March 31, 2013:

	Excalibur International Marine Corporation
	March 31, 2013		December 31, 2012
	NTD*	USD	NTD	USD
Total assets	46,970,468	1,573,025	48,393,650	1,665,874
Total liabilities	415,944,956	13,929,837	411,431,718	14,162,882
Net liabilities	(368,974,488)	(12,356,812)	(363,038,068)	(12,497,008)
48.81% ownership	(180,096,448)	(6,031,360)	(177,198,881)	(6,099,790)

*NTD: New Taiwan Dollar

Additional information concerning Excalibur is included in Notes 14 (Contingent Liabilities) and 20 (Litigation).

Note 11- INVESTMENT IN CTX VIRTUAL TECHNOLOGIES

CTX Virtual Technologies, Inc., Pink Sheets: CTXV, is a technology company that manufactures and distributes mobile telecommunication, IT data management, virtual imaging and mobile data input accessories.

In July 2010, the Company lent $5,000,000 to CTX Virtual Technologies, Inc., “CTX”. The loan to CTX was unsecured, bore interest at 8% per year and had a term of one year to July 26, 2011.  At any time during the one-year term, the Company could at its option convert the loan into 8,474,576 units, with each unit consisting of one share of CTX’s common stock and one warrant. Each warrant allows the Company to purchase one additional share of CTX’s common stock at a price of $1.00 at any time on or before June 23, 2015. At any time after January 26, 2011 and before July 26, 2011, CTX could, at its option, cause the loan to be converted into the same 8,474,576 units. If CTX common stock was not listed on the American Stock Exchange, the OTC Bulletin Board or NASDAQ by February 28, 2011, the number of shares of common stock and warrants issuable on conversion of the loan would be increased by 25%.

On March 12, 2011, CTX elected to convert the full principal amount of $5,000,000 and paid the Company in full all accrued and unpaid interest owing. Because CTX common stock was not listed on the American Stock Exchange, the OTC Bulletin Board or NASDAQ by February 28, 2011, the number of shares of common stock and warrants issued on conversion of the loan was increased by 25% to 10,593,220. The common stock of CTX is quoted on the Pink OTC market. On March 31, 2011, the closing market price of CTX common stock, as reported by NASDAQ, was $1.93. However, this company’s common stock is very thinly traded and, as reported by NASDAQ, a total of 174,487 common shares were traded during the year ended March 31, 2011 at an average price, based on reported closing prices of $1.21 per share. Because of the lack of a sufficiently active market, the Company does not believe that quoted market prices for CTX’s common stock are a reliable indicator of the fair value of the investment.  Despite repeated inquires and requests to CTX for current financial information that would allow the Company to assess the recoverability of its investment, the Company has not been able to obtain any information to enable it to assess the fair value of this investment. Accordingly, management concluded that it would be prudent to conclude, in the absence of persuasive evidence to the contrary and, in particular, in light of CTX’s refusal to provide the Company with any financial information, that the investment should be considered impaired and therefore the Company has recorded an impairment loss of $5,000,000 during the year ended March 31, 2011.

On June 12, 2013, CTX released its audited annual financial results for the year ended December 31, 2012. For the year ended December 31, 2012, CTX reported consolidated revenue of $119.2 million, gross profit of $20.0 million and income from operations of $14.7 million. After various non-operating expenses of $9.5 million, an income tax expense of $5.5 million and loss from deconsolidation of subsidiary of $5.1 million, CTX reported net income for the year of $13.6 million.

The financial statements of CTX for the year ended December 31, 2012 state that there were 20,261,341 common shares issued and outstanding. Although EFT would appear to have a majority of the common stock outstanding as 10,593,220 common shares were issued to EFT on conversion of EFT’s loan in March 2011, CTX also has an outstanding a class of preferred stock that has super-majority voting rights. As a result, EFT does not control CTX. In addition, CTX has an outstanding class of preferred stock that has a liquidation preference that substantially exceeds CTX’s reported net book value.

On June 30, 2013, the closing market price of CTX common stock, as reported by NASDAQ, was $1.67 per share, based on a trade of 100 shares on June 26, 2013. Prior to that trade, the closing market price of CTX common stock, as reported by NASDAQ, was $1.40 per share. This company’s common stock continues to be very thinly traded and, as reported by NASDAQ, a total of 11,700 common shares were traded during the three months ended June 30, 2013 at an average price, based on reported closing prices, of $1.42. Because of the lack of a sufficiently active market, the Company does not believe that quoted market prices for CTX’s common stock are a reliable indicator of the fair value of its investment.

The Company may seek to recover a portion of its investment through the sale of common stock in the open market once the restricted period expires. However, because of the size of the Company’s position in relation to the market the Company does not expect to be able to recover any significant portion of its investment in the foreseeable future.

On August 8, 2012, the Company filed a civil complaint against Edward Carter, a former consultant, in the Superior Court of California, County of Los Angeles, in which the Company alleges, among other things, that Mr. Carter breached his consulting contract and fiduciary duty and committed fraud and misrepresentation in respect to the Company’s investment in CTX Virtual Technologies, Inc., as sponsored by Buckman, Buckman & Reid, Inc., “BB&R”, a financial consulting firm and placement agent.

Note 12 - OTHER LIABILITIES

Other liabilities consist of the following:

	June 30, 2013	March 31, 2013

Payroll liabilities	$109,671	$89,506
Warranty liabilities	4,433	5,005
Accrued interest	790	3,949
Accrued expenses	270,814	317,448
Provision for tax	919,084	919,084
Others	5,209	5,330
	$1,310,001	$1,340,322

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its limited warranty. Changes in the warranty liability for standard warranties which are included in current liabilities on the Company’s Consolidated Balance Sheets are presented in the following tables:

	June 30, 2013	March 31, 2013
Warranty liability as at beginning of period, current	$5,005	$3,748
Cost accrued	1,082	8,653
Service obligations honored	(1,654)	(7,396)
Warranty liability as at end of period, current	$4,433	$5,005

Note 13 – DUE TO RELATED PARTIES

	June 30, 2013	March 31, 2013
Amount due to related parties:	$46,885	$48,193

The above amounts are due to Steve Hsiao, a shareholder of Excalibur.

Note 14 - CONTINGENT LIABILITIES

The Company’s controlled subsidiary, Excalibur, purchased the vessel “Ocean LaLa” from a British Virgin Islands, “BVI,” company, Ezone Capital Co. Ltd., in 2008. The purchase price was EURO16 million, equivalent to approximately $20.7 million. The vessel was delivered to Excalibur and registered as owned by Excalibur at the end of 2008. The last payment of EURO 2million, equivalent to approximately $2,564,103, is still under dispute as Excalibur believes that certain special equipment relating to the Ocean LaLa, including special tooling, was not delivered at the time of sale and that one of the Ezone’s directors did not act in good faith and was involved in self-dealing.

Note 15 – SHORT-TERM LOAN

The Company has received a $571,200 loan from a third party, Insurance Financing, Inc., to finance the directors’ and officers’ insurance premium for the current D&O insurance policy. The loan bears an interest rate of 4.95% per annum, and will be repaid over a nine-month period which began on December 15, 2012. The terms of the agreement allow for the Company to make nine equal payments of $64,783.

Note 16 – STOCKHOLDERS’ EQUITY

Common stock

As of June 30, 2013, the Company had 4,975,000,000 shares of common stock authorized and 75,983,201 shares issued and outstanding.

The Company did not issue any shares of common stock during the three months ended June 30, 2013.

Warrants

As of June 30, 2013, the Company’s subsidiary Digital Development Partners Inc. has 2,000,000 common stock warrants outstanding, and 330,665 Series A and 330,665 Series B warrants outstanding, which are accounted for as equity instruments. The 2,000,000 warrants will expire on June 1, 2014 and permit the holders to purchase one share of Digital’s common stock at an exercise price of $1.00 per share. The Series A and Series B warrants will expire on September 30, 2014 and permit the holders to purchase one share of Digital’s common stock at an exercise price of $1.00 per share and $1.25 per share, respectively.

Note 17 - INCOME TAXES

The Company was incorporated in the United States and has operations in five tax jurisdictions - the United States, the Hong Kong Special Administrative Region, “HK SAR”, mainland China, Taiwan, and the BVI.

The Company generated substantially all of its net income from its BVI operations for the three months ended June 30, 2013.  According to BVI tax law this income is not subject to any taxes. The Company’s HK SAR subsidiaries are subject to a 16.5% profit tax based on its taxable net profit. EFT (HK) Ltd provides management service to a BVI subsidiary, and the BVI subsidiary reimburses EFT HK Ltd for its total operating expenses plus 5% mark up, and the income is subject to 16.5% profit tax. The deferred tax assets for the Company’s US operations and HK SAR subsidiaries were immaterial for the three months ended June 30, 2013.

The Company’s Taiwanese subsidiary and its factory in mainland China, are subject to a 17% and 25% standard enterprise income tax, respectively, based on its taxable net profit. These operations have incurred net accumulated operating losses for income tax purposes and management believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, it has provided full valuation allowance for the deferred tax assets arising from the losses as of June 30, 2013 and 2012.

The income tax expenses consist of the following:

Three Months Ended June 30,
	2013	2012
Current:
Domestic	$-	$-
Foreign	-	-
Deferred	-	-
Income tax expenses/(benefit)	$-	$-

A reconciliation of income taxes, with the amounts computed by applying the statutory federal income tax rate, 37% for the three months ended June 30, 2013 and 2012, to income before income taxes for the three months ended June 30, 2013 and 2012, is as follows:

	Three Months Ended June 30,
	2013	2012
Income tax at U.S. statutory rate	$(451,930)	$(588,103)
State tax	-	-
Indefinitely invested earnings of foreign subsidiaries	448,763	586,238
Nondeductible expenses	3,167	1,865
Income tax expenses/(benefit)	$-	$-

The Company and one of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for tax years before 2006 (March 31, 2007). Currently, the Company is under examination by the Internal Revenue Service (IRS) for its U.S. federal income tax returns for the years 2007 through 2010. It is anticipated that the IRS will complete its examination by March 2014.

The extent of the Company’s operations involves dealing with uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state and international tax audits. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due.

The Company has not provided deferred taxes on unremitted earnings attributable to international companies that have been considered to be reinvested indefinitely. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

In accordance with ASC Topic 740, interest associated with unrecognized tax benefits is classified as income tax and penalties are classified in selling, general and administrative expenses in the statements of operations. During the year ended March 31, 2013, the Company was assessed $220,050 in civil penalties including penalty and interest related to the alleged late filing of informational returns for the tax years 2007 through 2009. The Company is in the process of appealing these assessments with the Internal Revenue Service. As a result of preliminary findings from the IRS audit, the Company has recorded and estimated an additional liability of $690,211, which includes penalty and interest.

The IRS has also raised the issue of “effective connected income” (ECI) for the years currently under audit. At this point in time the Company cannot determine or estimate any additional liability due to the complexity of this issue. The Company is currently discussing the issue with the tax authorities.

Note 18 - COMMITMENTS

The Company’s commitments as of June 30, 2013 did not materially change from the amounts set forth in the Company’s March 31, 2013 Annual Report on Form 10-K.

Total rent expenses for the three months ended June 30, 2013 and 2012, were $141,561 and $164,062, respectively.

Note 19 – SEGMENT INFORMATION

The Company’s business is classified by management into three reportable segments: online, transportation and beverage. The online business reportable segment is an aggregation of the Company’s online operating segments, which are organized to sell the Company’s products to Affiliates through its website. The online business reportable segment derives revenue from the sales of nutritional products, personal care products and EFT-phones and access fees for its network platform. The transportation service reportable segment derives revenue from transport passengers and cargo between Taiwan and Mainland China through the Taiwan Strait. The beverage business reportable segment derives revenue and expenses from the bottled water factory in Baiquan, Heilongjiang Province, the PRC.

Although substantially all of the Company’s revenue is generated from Mainland China, the Company is organizationally structured along business segments. The accounting policies of each of the Company’s operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.”

The following tables provide the business segment information as of and for the three months ended June 30, 2013 and 2012. Income tax allocations have been determined based on statutory rates in the applicable business segment.

	Three months ended June 30, 2013
	Online business	Transportation business	Beverage business	Total
Sales revenues, net	$499,440	$-	$6,582	$506,022
Cost of goods sold	(198,664)	(117,248)	(2,593)	(318,505)
Gross profit	300,776	(117,248)	3,989	187,517
Operating expenses:
Selling, general and administrative expenses	1,277,132	124,444	92,895	1,494,471
Provision for inventory obsolescence	149,365	-	-	149,365
Royalty expenses	43,065	-	-	43,065
Total operating expenses	1,469,562	124,444	92,895	1,686,901
Net operating income/(loss)	(1,168,786)	(241,692)	(88,906)	(1,499,384)
Other income/(expense)	132,582	125,054	1	257,637
Income/(expense) after income tax	(1,036,204)	(116,638)	(88,905)	(1,241,747)

Total long-lived assets	130,868	1,158,134	1,165,975	2,454,977

Additions to long-lived assets	-	5,106	-	5,106

	Three months ended June 30, 2012
	Online business	Transportation business	Beverage business	Total
Sales revenues, net	$827,973	$-	$-	$827,973
Cost of goods sold	(136,354)	(254,562)	-	(390,916)
Gross profit	691,619	(254,562)	-	437,057
Operating expenses:
Selling, general and administrative expenses	1,161,321	208,309	77,298	1,446,928
Provision for inventory obsolescence	683,687	-	-	683,687
Royalty expenses	59,052	-	-	59,052
Total operating expenses	1,904,060	208,309	77,298	2,189,667
Net operating income	(1,212,441)	(462,871)	(77,298)	(1,752,610)
Other income	70,695	(87,663)	1,616	(15,352)
Income before income tax	(1,141,746)	(550,534)	(75,682)	(1,767,962)

Total long-lived assets	289,584	6,027,839	1,239,209	7,556,632

Additions to long-lived assets	29,207	6,109	6,164	41,480

Note 20 – LITIGATION

In October 2008, the Company acquired, through a wholly-owned subsidiary, 48.81% of the capital stock of Excalibur International Marine Corporation, a Taiwanese corporation, for $19,193,000. Excalibur owns a high speed ship which, until August 2010, transported passengers and cargo between Taiwan and mainland China through the Taiwan Strait. Excalibur’s vessel, the Ocean LaLa, was capable of carrying up to 370 passengers and 630 tons of cargo.

Excalibur purchased the Ocean LaLa from Ezone Capital Co. Ltd., prior to its acquisition by the Company. The last payment of EURO 2,000,000, equivalent to $2,631,579, was withheld by Excalibur since Excalibur believed that special tooling was not delivered at the time of sale and that an Ezone’s director did not act in good faith and was involved in self-dealing.

On October 1, 2010, EFT Investment Co. Ltd. (EFTI) filed a lawsuit against Hsiao Zhong-Xing, former general manager of Excalibur, and Lu Zhuo-Jun, former vice general manager of Excalibur, collectively "Defendants,” in the Taiwan Shihlin District Prosecutors office. EFT Investment Co. Ltd. alleges, among other things, that Defendants committed the offences of capital forging, fraud, breach of trust, and document fabrication. On April 30, 2013, the Taiwan Shihlin District Court found that both Hsaio Zhong-Xing and Lu Zhuo-Jun were guilty of fraudulent increase of paid-up capital and dismissed all other charges. As a result, Hsiao Zhong-Xing received a six-month jail sentence and Lu Zhuo-Jun received a five-month jail sentence. Both of their jail sentences can be converted into a fine. On May 27, 2013, the Shihlin District Prosecutor filed an appeal in the appellate court for reconsideration of the judgment entered by the District Court. The final resolution of this case is pending.

EFT Investment Co. Ltd. filed a civil lawsuit against Jiao Ren-Ho, Chang Hui-Ying, Hsiao Zhong-Xing, and Lu Zhuo-Jun, collectively “Defendants,” in the Taiwan Shihlin District court on February 12, 2010. EFT Investment Co. Ltd. alleges Defendants committed tortious acts, including but not limited to the offences of capital forging, fraud, breach of trust and document fabrication. The Shihlin District Court found in favor of all Defendants in the case. EFT filed an appeal in the appellate court for reconsideration of the judgment entered by the District Court. The final resolution of this case is pending.

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

On August 2, 2010, the Company commenced a legal proceeding against Marinteknik Shipbuilders (S) Pte Ltd. and three other persons in the High Court of the Republic of Singapore alleging fraud, misrepresentation, and deceit on the part of the defendants with respect to Excalibur’s purchase of the Ocean LaLa. The Company claims that the wrongful actions of the defendants resulted in damages of $19,000,000 to the Company. On December 11, 2012, the High Court issued a decision whereby it dismissed EFT’s actions against Marinteknik and Lim Lan Eng (Priscilla), a director of Marinteknik. On January 8, 2013, EFT filed an appeal against the decision made by the High Court. The final resolution of such appeal is still pending.

On August 18, 2010, Excalibur received a statement of claim, equivalent to a complaint in the United States, that was filed in the Taichung District Court, Taiwan, by Ezone Capital Co., Ltd. demanding approximately 2,000,000 Euros, equivalent to approximately $2,600,000, for the unpaid balance of the purchase price of the Ocean LaLa (see Note 14). Excalibur has denied the claims of Ezone on the basis that the Ocean LaLa was defective, unseaworthy, and not fit for its intended purpose. Excalibur has also filed a counterclaim against Ezone seeking a full refund of all amounts paid for the Ocean LaLa, as well as reimbursement for amounts spent on maintenance and repairs. The case proceeding has concluded and is awaiting disposition by the court.

 In 2009, EFT’s subsidiary, Heilongjiang Tianquan Manor Soda Drinks Co. Ltd., engaged a general contractor, the “Contractor”, to construct a water manufacturing plant, the “Plant”, for RMB4,758,600 (US$755,000). Upon completion, EFT inspected the Plant and found several material construction defects, including, but not limited to, the fact that the Contractor used inferior construction material, inconsistent construction plans and substandard insulation material. As a result, in 2010, EFT conditioned its final construction payment to the Contractor in the amount of RMB698,896 (US$110,000) on the rectification of all construction defects. On March 22, 2012, the Contractor brought a case against EFT in Baiquan People’s Court in Helongjiang Province seeking approximately RMB1,912,000 of purported outstanding payments under the contract and interest thereon. The case is awaiting trial.

On August 8, 2012, the Company filed a complaint against Edward Carter, a former consultant, in the Superior Court of California, county of Los Angeles, in which the Company alleges, among other things, that Mr. Carter breached his consulting contract, fiduciary duty and committed fraud and misrepresentation in respect to the Company’s investment in CTX Virtual Technologies, Inc., “CTX”, as sponsored by Buckman, Buckman & Reid, Inc., “BB&R”, a financial consulting firm and placement agent. The final resolution of this case is pending.

On April 18, 2013, EFTI filed a criminal complaint against Cheng Hao Peng (President of Meifu Development Co., Ltd.), Hong Dong Chen (former Director of EFTI), Teng De Peng (Vice Chairman of TransGlobe Life Insurance Inc.), Xian Jue Liu (Chairman of TransGlobe Life Insurance Inc.), Shih Kui Chang (Manager of Meifu), Yi Feng Cheng (Real Estate Department Manager of TransGlobe) and Da Min Wu, an individual, collectively called “Defendants”, in the Taipei District Prosecutors Office. EFTI alleges, among other things, that Defendants committed violations of securities law, insurance law, corporation law and tax law, as well as money laundering, fraud and breach of trust.

On June 3, 2013, the Company filed a civil complaint in Los Angeles, California against Meifu  Development Co., Ltd., TransGlobe Life Insurance Inc. and certain individuals related to the purchase of the A5 Building in Taiwan. For further information, the final resolution of this case is pending. Please see Note 9.

Note 21 - SUBSEQUENT EVENTS

On July 26, 2013, the Taipei District Office issued a non-indictment decision on charges against Cheng Hao Peng (President of Meifu), Hong Dong Chen (former Director of EFTI), Teng De Peng (Vice Chairman of TransGlobe), Xian Jue Liu (Chairman of TransGlobe), Shih Kui Chang (Manager of Meifu), Yi Feng Cheng (Real Estate Department Manager of TransGlobe) and Da Min Wu, an individual. EFTI filed an appeal on August 5, 2013 for reconsideration of the non-indictment charges against Cheng Hao Peng (President of Meifu), Hong Dong Chen (former Director of EFTI), Teng De Peng (Vice Chairman of TransGlobe) and Da Min Wu, an individual. The final resolution of this case is pending.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Products

The Company sells 27 different nutritional products, some of which are oral sprays; 21 different personal care products; an environmentally protective automotive product; an environmentally friendly house cleaner; and a flip top portable drinking container that contains a filter to remove impurities from the water. The Company’s products are biodegradable and are not regulated by federal, state or local environmental laws or environmental laws of its key target markets.

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

As of August 4, 2013, the Company had 1,255,011 registered Affiliates, most of which were located in China and Hong Kong. For the three months ended June 30, 2013, the Company did not have any sales activities in the United States. None of the Company’s Affiliates account for a significant portion of the Company’s business.

The Company pays its Affiliates a commission on the products they order from the Company. The commission is approximately 55% of the total dollar amount of the order. Commissions are considered a reduction of the sales price of the Company’s products and are reflected in the Company’s financial statements as a reduction in revenue. The commissions earned by each Affiliate are held in book entry form. The Affiliate can use the commissions to pay for new orders or can transfer the commissions to a bank account where they can be withdrawn, in local currency, at automated teller machines (ATMs) in the country where the Affiliate resides. With this process, the Company reduces operating expenses and eliminates cumbersome accounting chores such as issuing checks and reconciling bank statements.

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

Excalibur owns and operated a high speed ship which, until August 2010, transported passengers and cargo between Taiwan and mainland China through the Taiwan Strait. Excalibur’s vessel, the Ocean LaLa, was capable of carrying up to 370 passengers and 630 tons of cargo. The Ocean LaLa made its first voyage in October 2008, sailing from Taichung to Panhu, Taiwan. On August 8, 2010, the Ocean LaLa was damaged when sailing in the Taiwan Strait. As a result of the damage suffered, the Ocean LaLa has been taken out of service.

Historically, Taiwan Vessel Law set forth certain Taiwanese shareholding requirements for companies owning ships registered in Taiwan. For example, a limited liability company owning a ship registered in Taiwan not operating international liners, such as Excalibur, was required to have at least 2/3 of its capital stock owned by Taiwanese citizens. However, violation of this requirement did not subject the Company to fines and/or other penalties. The Vessel Law was amended in December 2010, and after the amendment, no more than 50% of the capital stock of limited liability companies owning ships registered in Taiwan, like Excalibur, can be owned by non-Taiwanese citizens. Therefore, the Company’s ownership in Excalibur is no longer required to be reduced to 33%, and the Company’s ownership of 48.81% of the capital stock of Excalibur is in compliance with applicable law in Taiwan.

EFT-Phone and ToByTo reward program

In February 2010, the Company assigned the worldwide distribution and servicing rights to a product known as the “EFT-Phone” to Digital Development Partners, Inc., “Digital”, previously an unrelated company, in exchange for 79,265,000 shares of Digital’s common stock. The shares the Company acquired represent approximately 92% of Digital’s outstanding common stock. The EFT-Phone is a cell phone which uses the Android operating system. The worldwide distribution and servicing rights to the EFT-Phone include the right to sell the EFT-Phone to the Company’s Affiliates and others. Digital also acquired the rights to distribute all EFT-Phone accessories. Digital began distributing EFT-Phones in July 2010.

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

On April 1, 2012, the Company assigned network access rights to ToByTo Limited, “ToByTo”, a third-party company. The network access rights to ToByTo Limited include the right to access EFT’s Affiliate database for ToByTo’s marketing campaign, and provides access to EFT’s e-money system to facilitate sales activities. ToByTo, in return, compensates EFT by paying access fees in an amount equal to 10% of the respective enrollment fee of every Affiliate who enters the ToByTo e-phone program or another agreed upon amount. During the three months ended June 30, 2013, the Company agreed to waive the access fees in lieu of ToByTo agreeing to purchase a portion of the Company’s overstocked inventory.

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

On April 1, 2012, the Company assigned network access rights to eZGT Limited, a third party. The network access rights to eZGT Limited include the right to access EFT’s Affiliate database for eZGT’s marketing campaign, and provides access to EFT’s e-money system to facilitate sales activities. eZGT Limited, in return, compensates EFT by paying access fees in an amount equal to 10% of the respective enrollment fee of every Affiliate who enters the $300 and $3,000 travel programs or another agreed upon amount. However, for Affiliates who enter the $800 and $8,000 travel programs, eZGT will only pay access fees in the amount of $30 and $300, respectively. During the three months ended June 30, 2013, the Company agreed to waive the access fees in lieu of eZGT limited agreeing to purchase a portion of the Company’s overstocked inventory.

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

The global economy is currently undergoing a period of unprecedented volatility, and the future economic environment may continue to be less favorable than that of recent years. This has led, and could further lead, to reduced consumer spending, and which may affect adversely spending on nutritional and beauty products and other discretionary items, such as the Company’s products. In addition, reduced consumer spending may force the Company and its competitors to lower prices. These conditions may adversely affect the Company’s revenues and profits. In addition, the Company expects future operations to be affected by ToByTo’ marketing and distribution of EFT phones, eZGT’s marketing of the travel program and the Company’s water bottling operations.

Results of Operations

Comparison for the Three Months Ended June 30, 2013 and 2012

The following sets forth certain of the Company’s consolidated statements of operations information for the three months ended June 30, 2013 and 2012.

(All amounts, other than percentages, in thousands of U.S. dollars)

	THREE MONTHS ENDED 6/30/13	THREE MONTHS ENDED 6/30/12
Item	In Thousands	In Thousands	Amount of Change	% of Change
Sales revenues, net	$421	$602	$(181)	-30%
Shipping charges	85	118	(33)	-28%
Access fees	-	108	(108)	-100%
Cost of goods sold	191	136	55	40%
Operating costs – Excalibur	117	255	(138)	-54%
Gross profit	188	437	(249)	-57%
Selling, general and administrative expenses	1,494	1,447	47	3%
Provision for inventory obsolescence	149	684	(535)	-78%
Royalty expenses	43	59	(16)	-27%
Interest income	86	93	(7)	-8%
Foreign exchange (gain) / loss	46	(75)	121	-161%
Other income	79	2	77	3850%
Net loss attributable to EFT Holdings, Inc.	(1,241)	(1,767)	526	-30%

Sales revenue, net

Sales revenues, net, decreased to approximately $421,000 for the three months ended June 30, 2013 from approximately $602,000 for the three months ended June 30, 2012 primarily due to a decline in sales demand from our Affiliates. In addition, the Company sold approximately $69,000 of its overstocked items nearing obsolescence at cost to a third party in an ongoing effort to maintain acceptable inventory levels.

Sales orders dropped from $1.1 million to $0.9 million which caused commission expense to decrease to $529,600 for the three months ended June 30, 2013 from $579,000 for the three months ended June 30, 2012. The Company’s policy is to pay commissions to Affiliates upon receipt of sales orders even before revenue can be recognized.

Shipping charges

Shipping charges decreased to approximately $85,000 for the three months ended June 30, 2013 from approximately $118,000 for the three months ended June 30, 2012 mainly due to the reduction in gross sales.

Access fees

On April 1, 2012, the Company assigned network access rights to eZGT Limited (eZGT) and ToByTo Limited (ToByTo). These network access rights include the right to access EFT’s affiliate database for those companies’ marketing campaigns and access to EFT’s money system to facilitate those companies’ sales activities. ToByTo compensates EFT by paying access fees in an amount equal to 10% of enrollment fee of every Affiliate who enters the respective programs. eZGT compensates EFT by paying access fees in an amount equal to 10% of the enrollment fee of every Affiliate who enters the $300 and $3,000 travel programs. However, for Affiliates who enter the $800 and $8,000 travel programs, eZGT will only pay access fees in the amount of $30 and $300, respectively.

Nil access fees was received for the three months ended June 30, 2013 compared to approximately $108,000 for the three months ended June 30, 2012 as during the current quarter the Company agreed to waive the access fees for both programs in lieu of both eZGT and ToByTo agreeing to purchase a portion of the Company’s overstocked inventory.

Cost of goods sold

Cost of goods sold consists of merchandise purchased from vendors. Cost of goods sold increased to approximately $191,000 for the three months ended June 30, 2013 from approximately $136,000 for the three months ended June 30, 2012 despite a decrease in sales, mainly due to the sale of $69,000 of promotional items sold at cost. Despite the items that were sold at cost, cost of goods sold as a percentage of sales was 12%, similar to the same period last year.

Operating costs – Excalibur

Operating costs – Excalibur decreased to approximately $117,000 for the three months ended June 30, 2013 from approximately $255,000 for the three months ended June 30, 2012 mainly due to lower depreciation expense for the Ocean LaLa as a result of the Company recording impairment losses of $5.5 million during the fiscal year ended March 31, 2013.

Gross profit

Gross profit decreased to approximately $188,000 for the three months ended June 30, 2013 compared to approximately $437,000 for the three months ended June 30, 2012. Gross profit, as a percentage of total revenue, was 37% during this period compared with 53% for the three months ended June 30, 2012. The decrease in gross profit was mainly due to a decrease in gross sales and the sale of overstocked inventory during the quarter.

The Company’s revenue recognition policy is in accordance with the requirements of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”), ASC Topic 605, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) and other applicable revenue recognition guidance and interpretations. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Transportation income is generated from transporting passengers and cargo and is recognized at the time when passengers and cargo are conveyed to the destination port. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Commissions paid to the Company’s Affiliates are considered to be a reduction of the selling prices of its products, and are recorded as a reduction of revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses increased slightly to approximately $1,495,000 for the three months ended June 30, 2013 compared to $1,447,000 for the three months ended June 30, 2012, mainly due to an increase of fees charged by a service provider in the United States. The U.S. service provider increased its fees to $180,000 for the three months ended June 30, 2013 as compared to $114,285 for the three months ended June 30, 2012.

Inventory obsolescence

Inventory obsolescence decreased to approximately $149,000 for the three months ended June 30, 2013 from approximately $684,000 for the three months ended June 30, 2012, mainly due to the Company successfully reducing inventory levels by selling a portion of its overstocked items and items nearing obsolescence at cost to a third party. The Company continues to make an ongoing effort to maintain acceptable inventory levels by reducing overstocked and items nearing obsolescence. Management also reviewed inventory levels in each country by comparing recent demand requirements and the corresponding shelf life of various products, and provided $360,000 for estimated obsolescence and recognized $149,000 of losses for products that exceeded their shelf life.

Royalty expenses

Royalty expenses decreased to approximately $43,000 for the three months ended June 30, 2013 as compared to approximately $59,000 for the three months ended June 30, 2012 mainly due to a decrease in gross sales during the quarter. Royalties payable to EFT Assets are equal to a percentage of the Company’s gross sales based on certain threshold criteria. See Note 8 to the consolidated financial statements in this Quarterly Report for further information.

Interest income

Interest income decreased to approximately $86,000 for the three months ended June 30, 2012 as compared to approximately $93,000 for the three months ended June 30, 2012. Interest income decreased due to a decrease of investments in corporate bonds as compared to the prior period.

Foreign exchange loss

Foreign exchange gain increased to $46,000 for the three months ended June 30, 2013 as compared to a loss of $75,000 for the three months ended June 30, 2012. Foreign exchange gain increased due to fluctuations in foreign exchange rates with the value of the EURO declining against the NTD for the Company’s EURO 2 million contingent liabilities.

Other income

Other income mainly consisted of proceeds from an insurance claim and compensation for damages caused by another ship to the Ocean LaLa in a small accident at the shipyard in March 2013. After it was damaged when sailing in the Taiwan Strait in August 2010, the Ocean LaLa has been taken out of service and remained in dry dock in Tai Chung Port. In March 2013, another ship at the shipyard next to the Ocean LaLa accidentally hit the back of the Ocean LaLa. As the damage is not serious, and the Company is going to sell the Ocean LaLa at its current status, the management decided to accept $50,000 from the owner of the other ship as compensation and made an insurance claim rather than repair the damages.

Capital Resources and Liquidity

The following table shows the Company’s sources (uses) of cash for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30
	2013	2012
Net cash used in operating activities	$(709,698)	$(1,161,762)
Net cash provided by / (used in) investing activities	1,960,790	(6,311,648)
Net cash provided by / (used in) financing activities	(191,190)	7,577,583
Effect of exchange rate changes on cash	(46,949)	84,986
Net increase in cash	$1,012,953	$189,159

The cash and cash equivalents and securities available for sale are the Company’s primary sources of liquidity. The Company believes its existing cash and cash equivalents will be sufficient to maintain its operations at the present level for at least twelve months.

Operating activities

For the three months ended June 30, 2013, net cash used in operating activities was $709,698. This was primarily due to a net loss of $1,241,747 adjusted by non-cash related expenses that included depreciation of $145,823, provision for inventory obsolescence of $149,365, and a net increase in working capital items of $285,383 which were offset by gains realized from the sale of securities available for sale of $49,393.

For the three months ended June 30, 2012, net cash used in operating activities was $1,161,762. This was primarily due to a net loss of $1,767,962 adjusted by non-cash related expenses that included depreciation of $297,545, provision for inventory obsolescence of $683,687, and loss on disposal of fixed assets of $12,656 which were offset by a net decrease in working capital items of $388,307.

Investing activities

Net cash provided by investing activities for the period ended June 30, 2013 was $1,960,790, primarily due to proceeds from the sale of corporate bonds of $2,643,944 which was partially offset by the purchase of $678,121 of corporate bonds.

Net cash used in investing activities for the period ended June 30, 2012 was $6,311,648, primarily attributable to the purchase of $41,480 of property and equipment and the purchase of $7,235,230 of corporate bonds which were partially offset by proceeds from corporate bonds of $965,062.

Financing activities

Net cash used in financing activities for the three months ended June 30, 2013 was $190,190, due to the repayment of a short-term loan for financing of the Company’s current year directors’ and officers’ liability insurance policy. For more information please see Note 15 to the consolidated financial statements in this Report.

Net cash provided by financing activities for the three months ended June 30, 2012 was $7,577,583 primarily provided by a short-term loan received from an outside party originally scheduled for progressive payment for the investment property in Taiwan.

The Company believes that its current available working capital will be sufficient to meet operational needs and capital expenditure needs over the next twelve months. The Company’s future capital requirements will depend on many factors, including its organic sales growth rate and the timing and extent of its business expansion, including marketing, products and services introduction.

Balance Sheet Items

Material changes in the Company’s balance sheet items between June 30, 2013 and March 31, 2013 are discussed below:

Securities Available for Sale

Securities available for sale decreased to $6,210,645 as of June 30, 2013 as compared to $8,320,698 as of March 31, 2013, as the Company sold certain securities to fund operations.

Non-controlling interest

This item represents the interest in Excalibur and Digital owned by others. Non-controlling interest liabilities increased because both Excalibur and Digital recorded losses from operations during the three months ended June 30, 2013.

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

Since July 2008, the Company has made loans to Excalibur International Marine Corporation. The loans were primarily used by Excalibur to acquire its vessel, the Ocean LaLa, and to fund operating costs. As of June 30, 2013, the Company had the following outstanding loans to Excalibur. Because the Company consolidates Excalibur, these loans are not included in its consolidated financial statements.

Principal Amount	Interest Rate	Due Date
$1,564,717	0%	Due on demand
$87,460	8%	August 16, 2013
$100,000	8%	August 20, 2013
$250,000	8%	September 1, 2013
$55,605	8%	September 25, 2013
$70,000	8%	October 11, 2013
$200,000	8%	October 12, 2013
$69,430	8%	October 31, 2013
$5,100	8%	November 1, 2013
$3,390	8%	November 6, 2013
$1,110,000	8%	November 13, 2013
$47,000	8%	November 17, 2013
$90,000	8%	November 24, 2013
$2,500,000	8%	November 25, 2013
$67,900	8%	November 26, 2013
$60,000	8%	December 15, 2013
$78,320	8%	December 17, 2013
$51,600	8%	December 23, 2013
$330,000	8%	January 5, 2014
$100,000	8%	January 7, 2014
$54,580	8%	January 15, 2014
$75,000	8%	January 20, 2014
$100,000	8%	January 25, 2014
$120,000	8%	February 1, 2014
$160,000	8%	February 11, 2014
$250,000	8%	February 18, 2014
$45,000	8%	February 28, 2014
$53,784	8%	March 6, 2014
$140,000	8%	March 10, 2014
$17,000	8%	March 18, 2014
$163,290	8%	April 3, 2014
$65,000	8%	April 13, 2014
$75,000	8%	April 27, 2014
$512,000	8%	April 30, 2014
$64,302	8%	May 3, 2014
$34,000	8%	May 4, 2014
$70,000	8%	May 19, 2014
$50,000	8%	May 23, 2014
$52,274	8%	June 4, 2014
$260,000	8%	June 5, 2014
$150,000	8%	June 28, 2014
$58,720	8%	July 3, 2014
$462,000	8%	July 6, 2014
$58,930	8%	July 25, 2014
$27,080	8%	July 27, 2014
$100,000	8%	July 28, 2014
$10,058,482

The Company also lent $5,000,000 to CTX Virtual Technologies Inc., “CTX,” in July 2010. The loan to CTX was unsecured, bore interest at 8% per year and had a term of one year to July 26, 2011. At any time during the one-year term, the Company could, at its option, convert the loan into 8,474,576 units, with each unit consisting of one share of CTX’s common stock and one warrant, to be increased by 25% to 10,593,220 units if CTX common stock was not listed on either the American Stock Exchange, the OTC Bulletin Board or NASDAQ by February 28, 2011. On March 12, 2011, CTX elected to convert the full amount of $5,000,000 into 10,593,220 units and paid the Company in full for all accrued and unpaid interest that it owed to the Company.

From May 2011, the Company started to invest in a real estate project in Taiwan. As of June 30, 2013, payment of NTD600 million, approximately $20.8 million, has been made to the property developers.

The Company also bought securities available for sale to earn interest, and has invested $6.2 million in such securities at June 30, 2013. The unused cash and cash equivalents of $2.7 million at June 30, 2013 will be used in the Company’s daily operations. The Company has no unused lines of credit or other borrowing facilities and believes that its ongoing operations generate sufficient cash to meet its liquidity requirements.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of June 30, 2013 did not materially change from the amounts set forth in our Annual Report on Form 10-K for the year ended March 31, 2013.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Our significant accounting policies are discussed in Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2013, as filed with the U.S. Securities and Exchange Commission (“SEC”) on July 15, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

(a)	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Jack Jie Qin and William E. Sluss, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2013, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Qin and Sluss concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

The Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of its disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

(b)	Changes in Internal Controls.

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 20 to the financial statements included as part of this Report.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits

Exhibit No.:	Description:
31.1	Rule 13a-14(a) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jack Qin.

31.2	Rule 13a-14(a) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Sluss.

32.1	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jack Qin.

32.2	Section 1350 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Sluss.

101	The following materials from the EFT Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 19, 2013 formatted in Extensible Business Reporting Language (XBRL):*

(i)	Consolidated Balance Sheets (Unaudited),
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

EFT HOLDINGS, INC.
(Registrant)

Date: August 19, 2013	By:	/s/ Jack Jie Qin
Jack Jie Qin
Principal Executive Officer

	By:	/s/ William E. Sluss
William E. Sluss
Principal Financial Officer

