Form 10-Q
period 2013-09-30
EFT Holdings, Inc.
filed 2013-11-14
CIK 1450973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2013

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

As of the latest practicable date, November 14, 2013, the registrant had 75,983,201 outstanding shares of common stock.

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

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements.

EFT HOLDINGS, INC.

Consolidated Balance Sheets

	September 30, 2013	March 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,204,803	$1,732,270
Securities available for sale	5,394,553	8,320,698
Inventories	1,544,009	2,029,017
Accounts receivable, net	79,250	-
Prepaid expenses	259,704	568,612
Other receivables	494,006	590,421
Total current assets	9,976,325	13,241,018

Restricted cash	201,448	209,284
Property and equipment, net	2,310,744	2,616,217
Prepayment on developments in progress	9,078,230	8,987,023
Security deposit	439,596	436,682
Total assets	$22,006,343	$25,490,224
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$811,047	$907,966
Commission payable	4,023,365	4,155,155
Other liabilities	1,327,603	1,340,322
Unearned revenues	3,365,186	3,490,976
Short-term loan	-	319,966
Due to related parties	46,388	48,193
Contingent liabilities	2,597,403	2,631,579
Total current liabilities	12,170,992	12,894,157

Equity
EFT Holdings, Inc. stockholders' equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value, 4,975,000,000 shares authorized, 75,983,201 shares issued and outstanding at September 30 and March 31, 2013	760	760
Additional paid in capital	52,854,891	52,854,891
Retained deficits	(37,494,680)	(34,936,854)
Accumulated other comprehensive income	902,694	1,107,442
Total EFT Holdings, Inc. stockholders’ equity	16,263,665	19,026,239
Non-controlling interest	(6,428,314)	(6,430,172)
Total equity	9,835,351	12,596,067
Total liabilities and equity	$22,006,343	$25,490,224

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Sales revenues, net	$511,389	$488,824	$932,229	$1,090,910
Shipping charges	136,295	108,891	221,477	226,508
Access fees/(refund)	-	(16,960)	-	91,310
Total revenues	647,684	580,755	1,153,706	1,408,728
Cost of goods sold	173,836	127,184	364,689	263,120
Shipping costs	18,475	-	28,879	418
Operating costs - Excalibur	117,848	248,516	235,096	503,078
Total cost of revenues	310,159	375,700	628,664	766,616
Gross profit	337,525	205,055	525,042	642,112
Operating expenses:
Selling, general and administrative expenses	1,842,008	1,398,389	3,336,479	2,845,317
Inventory obsolescence	(44,158)	23,392	105,207	707,079
Royalty expenses – Related party	37,339	56,104	80,404	115,156
Total operating expenses	1,835,189	1,477,885	3,522,090	3,667,552
Net operating income/(loss)	(1,497,664)	(1,272,830)	(2,997,048)	(3,025,440)
Other income/(expense)
Interest income	72,441	208,782	158,920	302,021
Interest expense	(790)	(59,774)	(3,949)	(96,347)
Gain/(loss) on disposal of fixed assets	6	20	(865)	(12,636)
Gain on disposal of securities available for sale (includes $73,434 and $(99,923) accumulated other comprehensive income (loss) reclassified from unrealized gains on securities available for sale for the six months ended September 30, 2013 and 2012, respectively)	1,224	71,341	50,617	70,722
Dividend income	-	11,195	-	25,654
Foreign exchange gain	343	584,230	46,661	509,400
Other income/(loss)	(147)	733	79,330	2,361

Total other income/(expense)	73,077	816,527	330,714	801,175

Net income/(loss) before income taxes and non-controlling interest	(1,424,587)	(456,303)	(2,666,334)	(2,224,265)
Income tax benefit/(provision)	8,733	(13,138)	8,733	(13,138)
Net income/(loss)	(1,415,854)	(469,441)	(2,657,601)	(2,237,403)
Non-controlling interest	79,459	118,848	99,775	222,812
Net income/(loss) attributable to EFT Holdings, Inc.	(1,336,395)	$(350,593)	(2,557,826)	$(2,014,591)

Net income/(loss) per common share
Basic and diluted	$(0.02)	$0.00	$(0.03)	$(0.03)
Weighted average common shares outstanding
Basic and diluted	75,983,201	75,983,201	75,983,201	75,983,201

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	(1,415,854)	$(469,441)	$(2,657,601)	$(2,237,403)

Other comprehensive income/(loss)
Foreign currency translation adjustment	152,149	(726,971)	49,536	(455,411)
Unrealized gain/(loss) on securities available for sale	40,973	311,620	(152,651)	251,688
Comprehensive loss	(1,222,732)	(884,792)	(2,760,716)	(2,441,126)
Less: Comprehensive income/(loss) attributable to non-controlling interests	(67,582)	(242,094)	1,858	(466,009)
Comprehensive loss attributable to EFT Holdings, Inc.	(1,155,150)	$(642,698)	$(2,762,574)	$(1,975,117)

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Changes in Equity (Unaudited)

					Accumulated
			Additional	Retained	Other		Total
	Common Stock		Paid-in	Earnings	Comprehensive	Non-controlling	Stockholders'
	Shares	Amount	Capital	(Deficits)	Income (Loss)	Interests	Equity

BALANCE, MARCH 31, 2012	75,983,201	$760	$52,854,891	$(15,771,169)	$708,431	$(3,445,233)	$34,347,680

Comprehensive income:
Net loss	-	-	-	(19,165,685)	-	(3,353,844)	(22,519,529)
Unrealized gain on securities available for sale	-	-	-	-	(70,605)	-	(70,605)
Foreign currency translation adjustment	-	-	-	-	469,616	368,905	838,521
Total comprehensive loss							(21,751,613)

BALANCE, MARCH 31, 2013	75,983,201	$760	$52,854,891	$(34,936,854)	$1,107,442	$(6,430,172)	$12,596,067

Comprehensive income:
Net loss	-	-	-	(2,557,826)	-	(99,775)	(2,657,601)
Unrealized loss on securities available for sale	-	-	-	-	(152,651)	-	(152,651)
Foreign currency translation adjustment	-	-	-	-	(52,097)	101,633	49,536
Total comprehensive loss							(2,760,716)

BALANCE, SEPTEMBER 30, 2013	75,983,201	$760	$52,854,891	$(37,494,680)	$902,694	$(6,428,314)	$9,835,351

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net loss	$(2,657,601)	$(2,237,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	284,180	563,015
Gain from securities available for sale	(50,617)	(70,722)
Stock dividends	-	(6,098)
Provision for inventory obsolescence	105,207	707,079
Loss on disposal of fixed assets	865	12,636
Changes in operating assets and liabilities:
Accounts receivable	(79,250)	-
Inventories	380,463	252,730
Prepaid expenses	307,190	96,997
Other receivables	95,828	(117,770)
Accounts payable	(30,571)	52,509
Commission payable	(131,791)	(203,908)
Other liabilities	(77,494)	(98,975)
Unearned revenues	(125,790)	(9,450)
Net cash used in operating activities	(1,979,381)	(1,059,360)

Cash flows from investing activities:
Additions to fixed assets	(6,624)	(57,954)
Proceeds from disposal of fixed assets	72	-
Purchase of securities available for sale	(1,107,577)	(17,285,165)
Proceeds from available for sales securities	3,931,688	10,120,125
Net cash provided by/(used in) investing activities	2,817,559	(7,222,994)

Cash flows from financing activities
Repayment of installment plan	(319,966)	-
Proceeds from short-term loans	-	7,937,289
Net cash provided by/(used in) financing activities	(319,966)	7,937,289

Effect of exchange rate changes on cash	(45,679)	(490,641)
Net increase in cash	472,533	(835,706)
Cash, beginning of period	1,732,270	4,346,517
Cash, end of period	$2,204,803	$3,510,811
Supplemental disclosures of cash flow information:
Interest expenses paid in cash	$3,949	$3,294
Income tax paid in cash	$57	$12,109

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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used in preparation of these consolidated financial statements for the six months ended September 30, 2013 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013. The Company consolidates Excalibur based on a three-month lag with the Company’s reporting periods as discussed in Note 10.

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

Assets measured at fair value are summarized below:

	September 30, 2013
	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total
Securities available for sale - Corporate bonds	$5,394,553	$-	$-	$5,394,553
CTX Virtual Technologies	-	-	-	-
Total assets measured at fair value	$5,394,553	$-	$-	$5,394,553

	March 31, 2013
	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total
Securities available for sale - Corporate bonds	$8,320,698	$-	$-	$8,320,698
CTX Virtual Technologies	-	-	-	-
Total assets measured at fair value	$8,320,698	$-	$-	$8,320,698

Note 4 – SECURITIES AVAILABLE FOR SALE

Securities available for sale consist of the following:

	September 30, 2013
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Duration (1)
Corporate bonds	$3,030,904	$57,336	$(87,830)	$3,000,410	2.61
Corporate notes	1,478,742	15,291	(26,250)	1,467,783	2.69
Corporate high-yield bonds	945,660	1,760	(21,060)	926,360	Perpetual
Total debt securities	$5,455,306	$74,387	$(135,140)	$5,394,553

	March 31, 2013
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Duration (1)
Corporate bonds	$4,823,609	$177,686	$(61,786)	$4,939,509	2.56
Corporate notes	2,006,092	12,607	(20,630)	1,998,069	6.30
Variable rate notes	607,500	-	(14,220)	593,280	9.83
Corporate high-yield bonds	791,600	-	(1,760)	789,840	9.61
Total debt securities	$8,228,801	$190,293	$(98,396)	$8,320,698

(1) Average remaining duration to maturity, in years

All securities were classified as available for sale as of each date presented.

The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, as of September 30, 2013:

	Less than 1 year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Loss
Corporate bonds	$229,867	$(29,584)	$97,413	(8,898)	$327,280	$(38,482)
Total debt securities	$229,867	$(29,584)	$97,413	$(8,898)	$327,280	$(38,482)

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

There were 78 securities in an unrealized loss position at September 30, 2013. Management does not intend to sell any of the securities classified as available for sale which have unrealized losses and believes that it is not likely that the Company will have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased and are not the result of deteriorated credit quality. The fair value is expected to recover as the bonds approach their maturity or re-pricing date or if market yields for such investments decline. Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.

Investment securities with a book value of $3,881,071 were sold during the six months ended September 30, 2013. The Company recognized a gain of $50,617 on the sale of those securities.

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

The components of inventories were as follows:

	September 30, 2013	March 31, 2013
Raw materials	$32,231	$36,820
Supplies	3,020	10,923
Finished goods	1,776,713	2,426,069
	1,811,964	2,473,812
Less: Provision for inventory obsolescence	(267,955)	(444,795)
	$1,544,009	$2,029,017

Note 6 - RESTRICTED CASH

On August 20, 2009, Taiwan Taipei district court froze Excalibur’s cash of NTD 6,079,694, equivalent to $201,448, as a result of a lawsuit filed by Marinteknik Shipbuilders (S) Pte Ltd., a Singapore company, against Excalibur in the Taiwan Taichung District Court. The lawsuit claims Excalibur owes service fees and out-of-pocket expenses of $249,731 to Marinteknik Shipbuilder (S) Pte Ltd. The restricted cash remained unchanged as of September 30 and March 31, 2013, except as a result of changes in foreign exchange rates.

Note 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2013	March 31, 2013
Transportation equipment	7,190,732	7,470,440
Property and plant	959,715	945,806
Leasehold improvements	442,764	524,006
Automobiles	244,281	243,113
Computer equipment	124,595	128,127
Furniture and fixtures	101,005	95,642
Machinery and equipment	374,844	368,618
	9,437,936	9,775,752
Less: Accumulated depreciation	(7,127,192)	(7,159,535)
	$2,310,744	$2,616,217

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

The following table summarizes the carrying value of the Ocean LaLa as of June 30, 2013 and December 31, 2012 because the Company consolidates Excalibur based on a three-month lag with the Company’s reporting period:

	Transportation equipment
	June 30, 2013		December 31, 2012
	NTD*	USD	NTD*	USD
Original cost	550,026,267	18,224,860	550,026,267	18,933,779
Less: impairment loss made in 2011	(171,472,850)	(5,681,672)	(171,472,850)	(5,902,680)
Less: impairment loss made in 2013	(161,537,135)	(5,352,456)	(161,537,135)	(5,560,659)
	217,016,282	7,190,732	217,016,282	7,470,440
Less: Accumulated depreciation	(185,349,204)	(6,141,458)	(181,139,532)	(6,235,440)
Net carrying value	31,667,078	1,049,274	35,876,750	1,235,000

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

The Company uses the “EFT” name, a trademark owned and licensed to it by EFT Assets Limited. The Company is required to pay an annual royalty to EFT Assets Limited equal to a percentage of its gross sales for the previous fiscal year. The percentage is 5% for the first $30 million in gross sales, 4% for the $10 million in gross sales in excess of $30 million, 3% for the $10 million in gross sales in excess of $40 million; 2% for the $10 million in gross sales in excess of $50 million; and 1% for the $10 million in gross sales in excess of $60 million. EFT Assets Limited is owned by a number of persons, including Wendy Qin, director of EFT International Ltd. Ms. Qin is the sister of Jack Jie Qin, the Company’s president. During the six months ended September 30, 2013 and 2012, the royalties payable to EFT Assets Limited were $80,404 and $115,156, respectively. As of September 30 and March 31, 2013, the royalties due to EFT Assets Limited were $5,610 and Nil, respectively.

In March 2010, one of the Company’s subsidiaries, EFT International Ltd., entered into a consultancy agreement with JFL Capital Limited, a company in which Wendy Qin serves as a director and is one of the principal shareholders. Under this agreement, EFT International Ltd. engaged JFL Capital Limited to provide EFT International Ltd. consultancy services on administration, financial matters, corporate planning and business development commencing from April 1, 2010, and the annual fee will be increased at the rate of $15,000 each year. The agreement may be terminated by either party on three months’ written notice. During the six months ended September 30, 2013 and 2012, the consultancy fees payable to JFL Capital Limited were $180,000 and $172,500, respectively.

The Company rents a 6,500 square foot office space for its satellite training center in Hong Kong. This office is located at Langham Office Tower, 8 Argyle Street, Suite 3706, Kowloon, Hong Kong SAR. The leased space is owned by a number of persons, including Wendy Qin, a director of EFT (HK) Ltd. and the sister of Jack Jie Qin, the Company’s president. The lease for this space expires on March 31, 2015, with a monthly rental of $30,900. During the six months ended September 30, 2013 and 2012, the Company paid the lessor $185,567 in rent.

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

On July 1 and July 7, 2011, EFT Investment Co. Ltd., “EFT Investment”, a wholly-owned subsidiary of the Company, as a party to the contract in place of Jack Jie Qin, entered into two sets of agreements, the “July 2011 Agreements”, with the sellers of the Taiwan Building that provided for substantially the same rights and obligations as the original May 2, 2011 agreements. Pursuant to the terms of the July 2011 Agreements, EFT Investment was obliged to pay the remaining twelve outstanding installments with various amounts due up to the scheduled completion of the Taiwan Building. Each subsequent quarterly payment, starting from April 20, 2012, was approximately $4 million, with the residual payment of approximately $163.6 million due at the time of completion of the Taiwan Building. As of September 30, 2013, payment of NTD600 million, approximately $20.8 million, has been made.

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

The Company consolidates Excalibur based on a three-month lag with the Company’s reporting periods. All inter-company accounts and transactions were eliminated in consolidation. The following table provides a summary of balance sheet information for Excalibur as of June 30, 2013 and December 31, 2012 which is consolidated in the Company’s financial statements as of September 30 and March 31, 2013:

	Excalibur International Marine Corporation
	June 30, 2013		December 31, 2012
	NTD*	USD	NTD	USD
Total assets	44,208,931	1,464,841	48,393,650	1,665,874
Total liabilities	421,024,426	13,950,446	411,431,718	14,162,882
Net liabilities	(376,815,495)	(12,485,605)	(363,038,068)	(12,497,008)
48.81% ownership	(183,923,643)	(6,094,224)	(177,198,881)	(6,099,790)

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

On September 30, 2013, the closing market price of CTX common stock, as reported by NASDAQ, was $1.50 per share, based on a trade of 200 shares on September 17, 2013. Prior to that trade, the closing market price of CTX common stock, as reported by NASDAQ, was $2.40 per share. This company’s common stock continues to be very thinly traded and, as reported by NASDAQ, a total of 26,600 common shares were traded during the six months ended September 30, 2013 at an average price, based on reported closing prices, of $1.58. Because of the lack of a sufficiently active market, the Company does not believe that quoted market prices for CTX’s common stock are a reliable indicator of the fair value of its investment.

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

Note 12 - OTHER LIABILITIES

Other liabilities consist of the following:

	September 30, 2013	March 31, 2013

Payroll liabilities	$94,130	$89,506
Warranty liabilities	4,860	5,005
Accrued interest	-	3,949
Accrued expenses	312,933	317,448
Provision for tax	910,294	919,084
Others	5,386	5,330
	$1,327,603	$1,340,322

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its limited warranty. Changes in the warranty liability for standard warranties which are included in current liabilities on the Company’s Consolidated Balance Sheets are presented in the following tables:

	September 30, 2013	March 31, 2013
Warranty liability as at beginning of period, current	$5,005	$3,748
Cost accrued	3,023	8,653
Service obligations honored	(3,168)	(7,396)
Warranty liability as at end of period, current	$4,860	$5,005

Note 13 – DUE TO RELATED PARTIES

	September 30, 2013	March 31, 2013
Amount due to related parties:	$46,388	$48,193

The above amounts are due to Steve Hsiao, a shareholder of Excalibur.

Note 14 - CONTINGENT LIABILITIES

The Company’s controlled subsidiary, Excalibur, purchased the vessel “Ocean LaLa” from a British Virgin Islands, “BVI,” company, Ezone Capital Co. Ltd., in 2008. The purchase price was EURO 16 million, equivalent to approximately $20.7 million. The vessel was delivered to Excalibur and registered as owned by Excalibur at the end of 2008. The last payment of EURO 2 million, equivalent to approximately $2,597,403, is still under dispute as Excalibur believes that certain special equipment relating to the Ocean LaLa, including special tooling, was not delivered at the time of sale and that one of the Ezone’s directors did not act in good faith and was involved in self-dealing.

Note 15 – SHORT-TERM LOAN

The Company received a $571,200 loan from a third party, Insurance Financing, Inc., to finance the directors’ and officers’ insurance premium for the current D&O insurance policy. The loan bore an interest rate of 4.95% per annum, and was to be repaid over a nine-month period which began on December 15, 2012. The terms of the agreement allowed for the Company to make nine equal payments of $64,783 and the loan was fully repaid during the quarter ended September 30, 2013.

Note 16 – STOCKHOLDERS’ EQUITY

Common stock

As of September 30, 2013, the Company had 4,975,000,000 shares of common stock authorized and 75,983,201 shares issued and outstanding.

The Company did not issue any shares of common stock during the six months ended September 30, 2013.

Warrants

As of September 30, 2013, the Company’s subsidiary Digital Development Partners Inc. has 2,000,000 common stock warrants outstanding, and 330,665 Series A and 330,665 Series B warrants outstanding, which are accounted for as equity instruments. The 2,000,000 warrants will expire on June 1, 2014 and permit the holders to purchase one share of Digital’s common stock at an exercise price of $1.00 per share. The Series A and Series B warrants will expire on September 30, 2014 and permit the holders to purchase one share of Digital’s common stock at an exercise price of $1.00 per share and $1.25 per share, respectively.

Note 17 - INCOME TAXES

The Company was incorporated in the United States and has operations in five tax jurisdictions - the United States, the Hong Kong Special Administrative Region, “HK SAR”, mainland China, Taiwan, and the BVI.

The Company generated substantially all of its net income from its BVI operations for the six months ended September 30, 2013.  According to BVI tax law this income is not subject to any taxes. The Company’s HK SAR subsidiaries are subject to a 16.5% profit tax based on its taxable net profit. EFT (HK) Ltd provides management service to a BVI subsidiary, and the BVI subsidiary reimburses EFT HK Ltd for its total operating expenses plus 5% mark up, and the income is subject to 16.5% profit tax. The deferred tax assets for the Company’s US operations and HK SAR subsidiaries were immaterial for the six months ended September 30, 2013.

The Company’s Taiwanese subsidiary and its factory in mainland China, are subject to a 17% and 25% standard enterprise income tax, respectively, based on its taxable net profit. These operations have incurred net accumulated operating losses for income tax purposes and management believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, it has provided full valuation allowance for the deferred tax assets arising from the losses as of September 30, 2013 and 2012.

The income tax expenses consist of the following:

	Six Months Ended September 30,
	2013	2012
Current:
Domestic	$57	$12,109
Foreign	-	1,029
Over provision for prior year by foreign subsidiary	(8,790)	-
Income tax expenses/(benefit)	$(8,733)	$13,138

A reconciliation of income taxes, with the amounts computed by applying the statutory federal income tax rate, 37% for the six months ended September 30, 2013 and 2012, to income before income taxes for the six months ended September 30, 2013 and 2012, is as follows:

	Six Months Ended September 30,
	2013	2012
Income tax/ (provision) at U.S. statutory rate	$(946,396)	$(903,180)
State tax	57	12,109
Indefinitely invested earnings / (incurred losses) of foreign subsidiaries	941,303	898,820
Nondeductible expenses	5,093	4,360
Foreign subsidiary income tax	-	1,029
Over provision for prior year by foreign subsidiary	(8,790)	-
Income tax expenses/(benefit)	$(8,733)	$13,138

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

Note 18 - COMMITMENTS

The Company’s commitments as of September 30, 2013 did not materially change from the amounts set forth in the Company’s March 31, 2013 Annual Report on Form 10-K.

Total rent expenses for the six months ended September 30, 2013 and 2012, were $282,405 and $306,432, respectively.

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

The following tables provide the business segment information as of and for the three months and six months ended September 30, 2013 and 2012. Income tax allocations have been determined based on statutory rates in the applicable business segment.

	Three months ended September 30, 2013
	Online business	Transportation business	Beverage business	Total
Sales revenues, net	$646,432	$-	$1,252	$647,684
Cost of goods sold	(191,142)	(117,848)	(1,169)	(310,159)
Gross profit/(loss)	455,290	(117,848)	83	337,525
Operating expenses:
Selling, general and administrative expenses	1,586,833	171,500	83,675	1,842,008
Provision for inventory obsolescence	(44,158)	-	-	(44,158)
Royalty expenses	37,339	-	-	37,339
Total operating expenses	1,580,014	171,500	83,675	1,835,189
Net operating loss	(1,124,724)	(289,348)	(83,592)	(1,497,664)
Other income/(loss)	73,760	(684)	1	73,077
Allocated income tax benefit	8,733	-	-	8,733
Income/(loss) after income tax	(1,042,231)	(290,032)	(83,591)	(1,415,854)

Total long-lived assets	107,659	1,074,530	1,128,555	2,310,744

Additions to long-lived assets	1,517	1	-	1,518

	Three months ended September 30, 2012
	Online business	Transportation business	Beverage business	Total
Sales revenues, net	$580,755	$-	$-	$580,755
Cost of goods sold	(127,184)	(248,516)	-	(375,700)
Gross profit/(loss)	453,571	(248,516)	-	205,055
Operating expenses:
Selling, general and administrative expenses	1,139,035	171,801	87,553	1,398,389
Provision for inventory obsolescence	23,392	-	-	23,392
Royalty expenses	56,104	-	-	56,104
Total operating expenses	1,218,531	171,801	87,553	1,477,885
Net operating loss	(764,960)	(420,317)	(87,553)	(1,272,830)
Other income/(loss)	234,056	583,319	(848)	816,527
Allocated income tax expense	(13,138)	-	-	(13,138)
Income/(loss) after income tax	(544,042)	163,002	(88,401)	(469,441)

Total long-lived assets	241,041	5,828,367	1,239,209	7,308,617

Additions to long-lived assets	16,484	(10)	-	16,474

	Six months ended September 30, 2013
	Online business	Transportation business	Beverage business	Total
Sales revenues, net	$1,145,872	$-	$7,834	$1,153,706
Cost of goods sold	(389,806)	(235,096)	(3,762)	(628,664)
Gross profit/(loss)	756,066	(235,096)	4,072	525,042
Operating expenses:
Selling, general and administrative expenses	2,863,965	295,944	176,570	3,336,479
Provision for inventory obsolescence	105,207	-	-	105,207
Royalty expenses	80,404	-	-	80,404
Total operating expenses	3,049,576	295,944	176,570	3,522,090
Net operating loss	(2,293,510)	(531,040)	(172,498)	(2,997,048)
Other income	206,342	124,370	2	330,714
Allocated income tax benefit	8,733	-	-	8,733
Income/(loss) after income tax	(2,078,435)	(406,670)	(172,496)	(2,657,601)

Total long-lived assets	107,659	1,074,530	1,128,555	2,310,744

Additions to long-lived assets	1,517	5,107	-	6,624

	Six months ended September 30, 2012
	Online business	Transportation business	Beverage business	Total
Sales revenues, net	$1,408,728	$-	$-	$1,408,728
Cost of goods sold	(263,538)	(503,078)	-	(766,616)
Gross profit/(loss)	1,145,190	(503,078)	-	642,112
Operating expenses:
Selling, general and administrative expenses	2,300,356	380,110	164,851	2,845,317
Provision for inventory obsolescence	707,079	-	-	707,079
Royalty expenses	115,156	-	-	115,156
Total operating expenses	3,122,591	380,110	164,851	3,667,552
Net operating loss	(1,977,401)	(883,188)	(164,851)	(3,025,440)
Other income	304,751	495,656	768	801,175
Allocated income tax expense	(13,138)	-	-	(13,138)
Income/(loss) before income tax	(1,685,788)	(387,532)	(164,083)	(2,237,403)

Total long-lived assets	241,041	5,828,367	1,239,209	7,308,617

Additions to long-lived assets	45,691	6,099	6,164	57,954

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

On July 26, 2013, the Taipei District Office issued a non-indictment decision on charges against Cheng Hao Peng (President of Meifu), Hong Dong Chen (former Director of EFTI), Teng De Peng (Vice Chairman of TransGlobe), Xian Jue Liu (Chairman of TransGlobe), Shih Kui Chang (Manager of Meifu), Yi Feng Cheng (Real Estate Department Manager of TransGlobe) and Da Min Wu, an individual. EFTI filed an appeal on August 5, 2013 for reconsideration of the non-indictment charges against Cheng Hao Peng (President of Meifu), Hong Dong Chen (former Director of EFTI), Teng De Peng (Vice Chairman of TransGlobe) and Da Min Wu, an individual. Subsequently, the appeal of reconsideration of the non-indictment charges against the Defendants was rejected by the Appellate District Office. On October 19, 2013, EFTI filed a final petition to the Taipei District Court for judgment of the decision made by the Appellate District Office. The outcome of the judgment is pending.

On June 3, 2013, the Company filed a civil complaint in Los Angeles, California against Meifu Development Co., Ltd., TransGlobe Life Insurance Inc. and certain individuals related to the purchase of the A5 Building in Taiwan. The final resolution of this case is pending. For further information, please see Note 9.

Note 21 - SUBSEQUENT EVENTS

None.

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

As of October 25, 2013, the Company had 1,255,794 registered Affiliates, most of which were located in China and Hong Kong. For the six months ended September 30, 2013, the Company did not have any sales activities in the United States. None of the Company’s Affiliates account for a significant portion of the Company’s business.

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

On April 1, 2012, the Company assigned network access rights to ToByTo Limited, “ToByTo”, a third-party company. The network access rights to ToByTo Limited include the right to access EFT’s Affiliate database for ToByTo’s marketing campaign, and provides access to EFT’s e-money system to facilitate sales activities. ToByTo, in return, compensates EFT by paying access fees in an amount equal to 10% of the respective enrollment fee of every Affiliate who enters the ToByTo e-phone program or another agreed upon amount. During the six months ended September 30, 2013, the Company agreed to waive the access fees in lieu of ToByTo agreeing to purchase a portion of the Company’s overstocked inventory.

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

On April 1, 2012, the Company assigned network access rights to eZGT Limited, a third party. The network access rights to eZGT Limited include the right to access EFT’s Affiliate database for eZGT’s marketing campaign, and provides access to EFT’s e-money system to facilitate sales activities. eZGT Limited, in return, compensates EFT by paying access fees in an amount equal to 10% of the respective enrollment fee of every Affiliate who enters the $300 and $3,000 travel programs or another agreed upon amount. However, for Affiliates who enter the $800 and $8,000 travel programs, eZGT will only pay access fees in the amount of $30 and $300, respectively. During the six months ended September 30, 2013, the Company agreed to waive the access fees in lieu of eZGT limited agreeing to purchase a portion of the Company’s overstocked inventory for an agreed upon period of time.

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

Results of Operations

Comparison for the Three Months Ended September 30, 2013 and 2012

The following sets forth certain of the Company’s consolidated statements of operations information for the three months ended September 30, 2013 and 2012.

(All amounts, other than percentages, in thousands of U.S. dollars)

	THREE MONTHS ENDED 9/30/13	THREE MONTHS ENDED 9/30/12
Item	In Thousands	In Thousands	Amount of Change	% of Change
Sales revenues, net	$511	$489	$22	4%
Shipping charges	136	109	27	25%
Cost of goods sold	174	127	47	37%
Operating costs – Excalibur	118	249	(131)	-53%
Gross profit	338	205	133	65%
Selling, general and administrative expenses	1,842	1,398	444	32%
Interest income	72	209	(137)	-66%
Foreign exchange gain	-	584	(584)	-100%
Net loss attributable to EFT Holdings, Inc.	(1,336)	(351)	(985)	281%

Sales revenue, net

Sales revenues, net of commission expense, increased to approximately $511,000 for the three months ended September 30, 2013 from approximately $489,000 for the three months ended September 30, 2012 primarily due to the Company’s sale of approximately $80,000 of its overstocked and nearly obsolescent items at cost to a third party in an ongoing effort to maintain acceptable inventory levels.

Sales orders dropped from $1.2 million to $0.6 million which caused a decrease of commission expense to $317,000 for the three months ended September 30, 2013 from $633,000 for the three months ended September 30, 2012. The Company’s policy is to pay commissions to Affiliates upon receipt of sales orders even before revenue can be recognized.

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

Shipping charges

Shipping charges increased to approximately $136,000 for the three months ended September 30, 2013 from approximately $109,000 for the three months ended September 30, 2012 mainly due to increased sales.

Cost of goods sold

Cost of goods sold consists of merchandise purchased from vendors. Cost of goods sold increased to approximately $174,000 for the three months ended September 30, 2013 from approximately $127,000 for the three months ended September 30, 2012, mainly due to the sale of $80,000 of promotional items at cost. Despite the items that were sold at cost, cost of goods sold as a percentage of sales was 12.3%, 1% higher than the same period last year.

Operating costs – Excalibur

Operating costs – Excalibur decreased to approximately $118,000 for the three months ended September 30, 2013 from approximately $249,000 for the three months ended September 30, 2012 mainly due to lower depreciation expense for the Ocean LaLa as a result of the Company recording impairment losses of $5.5 million during the fiscal year ended March 31, 2013.

Gross profit

Gross profit increased to approximately $338,000 for the three months ended September 30, 2013 compared to approximately $205,000 for the three months ended September 30, 2012 mainly due to a decrease in the operating costs associated with Excalibur during the quarter. Similarly, gross profit, as a percentage of total revenue, was 52% during this period compared with 35% for the three months ended September 30, 2012.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to approximately $1,842,000 for the three months ended September 30, 2013 compared to $1,398,000 for the three months ended September 30, 2012, mainly due to an increase in legal fees associated with legal actions involving the Taiwan Building. Legal fees increased to $553,907 for the three months ended September 30, 2013 compared to $56,407 for the three months ended September 30, 2012.

Interest income

Interest income decreased to approximately $72,000 for the three months ended September 30, 2013 as compared to approximately $209,000 for the three months ended September 30, 2012. Interest income decreased due to a decrease of investments in corporate bonds as compared to the prior period.

Foreign exchange gain

Foreign exchange gain decreased to $343 for the three months ended September 30, 2013 as compared to a gain of $584,000 for the three months ended September 30, 2012. High foreign exchange gain in the prior period was due to fluctuations in foreign exchange rates, with the NTD depreciating against the U.S. Dollar for the Company’s USD borrowings.

Comparison for the Six Months Ended September 30, 2013 and 2012

The following sets forth certain of the Company’s consolidated statements of operations information for the six months ended September 30, 2013 and 2012.

(All amounts, other than percentages, in thousands of U.S. dollars)

	SIX MONTHS ENDED 9/30/13	SIX MONTHS ENDED 9/30/12
Item	In Thousands	In Thousands	Amount of Change	% of Change
Sales revenues, net	$932	$1,091	$(159)	-15%
Shipping charges	221	227	(6)	-3%
Access fees	-	91	(91)	-100%
Cost of goods sold	365	263	102	39%
Operating costs – Excalibur	235	503	(268)	-53%
Gross profit	525	642	(117)	-18%
Selling, general and administrative expenses	3,336	2,845	491	17%
Provision for inventory obsolescence	105	707	(602)	-85%
Royalty expenses	80	115	(35)	-30%
Interest income	159	302	(143)	-47%
Foreign exchange gain	47	509	(462)	-91%
Other income	79	2	77	3850%
Net loss attributable to EFT Holdings, Inc.	(2,558)	(2,015)	(543)	27%

Sales revenue, net

Sales revenues, net, decreased to approximately $932,000 for the six months ended September 30, 2013 from approximately $1,091,000 for the six months ended September 30, 2012 primarily due to a decline in sales demand from the Company’s Affiliates.

Sales orders dropped from $2.3 million to $1.5 million which caused commission expense to decrease to $846,000 for the six months ended September 30, 2013 from $1,212,000 for the six months ended September 30, 2012. The Company’s policy is to pay commissions to Affiliates upon receipt of sales orders even before revenue can be recognized.

Shipping charges

Shipping charges decreased to approximately $221,000 for the six months ended September 30, 2013 from approximately $227,000 for the six months ended September 30, 2012 mainly due to the reduction in gross sales.

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

Nil access fees were received for the six months ended September 30, 2013 compared to approximately $91,000 for the six months ended September 30, 2012 as during the current period the Company agreed to waive the access fees for both programs in lieu of both eZGT and ToByTo agreeing to purchase a portion of the Company’s overstocked inventory for an agreed upon period of time.

Cost of goods sold

Cost of goods sold consists of merchandise purchased from vendors. Cost of goods sold increased to approximately $365,000 for the six months ended September 30, 2013 from approximately $263,000 for the six months ended September 30, 2012 despite a decrease in sales, mainly due to the Company’s sale of approximately $163,000 of overstocked and nearly obsolescent items at cost to a third party in an ongoing effort to maintain acceptable inventory levels. Despite the items that were sold at cost, cost of goods sold as a percentage of sales was 12%, similar to the same period last year.

Operating costs – Excalibur

Operating costs – Excalibur decreased to approximately $235,000 for the six months ended September 30, 2013 from approximately $503,000 for the six months ended September 30, 2012 mainly due to lower depreciation expense for the Ocean LaLa as a result of the Company’s recording of $5.5 million of impairment losses during the fiscal year ended March 31, 2013.

Gross profit

Gross profit decreased to approximately $525,000 for the six months ended September 30, 2013 compared to approximately $642,000 for the six months ended September 30, 2012. Gross profit, as a percentage of total revenue, was 46% in both periods. The decrease in gross profit was mainly due to a decrease in access fees and the sale of overstocked inventory at cost during the period.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to approximately $3,336,000 for the six months ended September 30, 2013 compared to $2,845,000 for the six months ended September 30, 2012, mainly due to an increase in legal fees associated with the ongoing legal actions involving the Taiwan Building. Legal fees increased to $634,176 for the six months ended September 30, 2013 compared to $88,615 for the six months ended September 30, 2012.

Inventory obsolescence

Inventory obsolescence decreased to approximately $105,000 for the six months ended September 30, 2013 from approximately $707,000 for the six months ended September 30, 2012, mainly due to the Company’s successful reduction of inventory levels by selling a portion of its overstocked and nearly obsolescent items at cost to a third party. The Company continues to make an ongoing effort to maintain acceptable inventory levels by reducing overstocked and nearly obsolescent items.

Royalty expenses

Royalty expenses decreased to approximately $80,000 for the six months ended September 30, 2013 as compared to approximately $115,000 for the six months ended September 30, 2012 mainly due to a decrease in gross sales during the period. Royalties payable to EFT Assets are equal to a percentage of the Company’s gross sales based on certain threshold criteria. See Note 8 to the consolidated financial statements in this Quarterly Report for further information.

Interest income

Interest income decreased to approximately $159,000 for the six months ended September 30, 2013 as compared to approximately $302,000 for the six months ended September 30, 2012. Interest income decreased mainly due to a decline in the amount of investments in corporate bonds as compared to the prior period.

Foreign exchange gain

Foreign exchange gain decreased to $47,000 for the six months ended September 30, 2013 as compared to a gain of $509,000 for the six months ended September 30, 2012. High foreign exchange gain in the prior period is due to fluctuations in foreign exchange rates, with the NTD depreciating against the U.S. Dollar for the Company’s USD borrowings.

Other income

Other income mainly consisted of proceeds from an insurance claim and compensation for damages caused by another ship to the Ocean LaLa in a small accident at the shipyard in March 2013. After the Ocean LaLa was damaged while sailing in the Taiwan Strait in August 2010, the Ocean LaLa was taken out of service and has remained in dry dock in Tai Chung Port since the accident. In March 2013, the Ocean LaLa was accidentally struck in the back by another ship at the shipyard. The damage resulting from this accident is not serious and management decided to settle with the owner of the other ship and accepted $50,000 from it as damages.

Capital Resources and Liquidity

The following table shows the Company’s sources / (uses) of cash for the six months ended September 30, 2013 and 2012.

	Six Months Ended September 30,
	2013	2012
Net cash used in operating activities	$(1,979,381)	$(1,059,360)
Net cash provided by / (used in) investing activities	2,817,559	(7,222,994)
Net cash provided by / (used in) financing activities	(319,966)	7,937,289
Effect of exchange rate changes on cash	(45,679)	(490,641)
Net increase / (decrease) in cash	$472,533	$(835,706)

The cash and cash equivalents and securities available for sale are the Company’s primary sources of liquidity. The Company believes its existing cash and cash equivalents will be sufficient to maintain its operations at the present level for at least twelve months.

Operating activities

For the six months ended September 30, 2013, net cash used in operating activities was $1,979,381. This was primarily due to a net loss of $2,657,601 adjusted by non-cash related expenses that included depreciation of $284,180, provision for inventory obsolescence of $105,207, and a net increase in working capital items of $338,585 which were offset by gains realized from the sale of securities available for sale of $50,617.

For the six months ended September 30, 2012, net cash used in operating activities was $1,059,360. This was primarily due to a net loss of $2,237,403 adjusted by non-cash related expenses that included depreciation of $563,015, provision for inventory obsolescence of $707,079, and loss on disposal of fixed assets of $12,636 which were offset by a net decrease in working capital items of $27,867.

Investing activities

Net cash provided by investing activities for the period ended September 30, 2013 was $2,817,559, primarily due to proceeds from the sale of corporate bonds of $3,931,688 which was partially offset by the purchase of $1,107,577 of corporate bonds.

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

Financing activities

Net cash used in financing activities for the six months ended September 30, 2013 was $319,966, due to the repayment of a short-term loan for financing of the Company’s current year directors’ and officers’ liability insurance policy. For more information please see Note 15 to the consolidated financial statements in this Report.

Net cash provided by financing activities for the six months ended September 30, 2012 was $7,937,289 primarily provided by a short-term loan received from an outside party originally intended to fund a progress payment related to the investment property in Taiwan.

The Company believes that its current available working capital will be sufficient to meet operational needs and capital expenditure needs over the next twelve months. The Company’s future capital requirements will depend on many factors, including its organic sales growth rate and the timing and extent of its business expansion, including marketing, products and services introduction.

Balance Sheet Items

Material changes in the Company’s balance sheet items between September 30, 2013 and March 31, 2013 are discussed below:

Securities Available for Sale

Securities available for sale decreased to $5,394,553 as of September 30, 2013 as compared to $8,320,698 as of March 31, 2013, as the Company sold certain securities to fund operations.

Prepaid expenses

Prepaid expenses decreased to $259,704 as of September 30, 2013 as compared to $568,612 as of March 31, 2013, as the Company expensed the prepaid insurance asset related to the directors and officers insurance policy of $343,000 during the six-month period.

Non-controlling interest

This item represents the interest in Excalibur and Digital owned by others. Non-controlling interest liabilities increased because both Excalibur and Digital recorded losses from operations during the six months ended September 30, 2013.

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

Since July 2008, the Company has made loans to Excalibur International Marine Corporation. The loans were primarily used by Excalibur to acquire its vessel, the Ocean LaLa, and to fund operating costs. As of September 30, 2013, the Company had the following outstanding loans to Excalibur. Because the Company consolidates Excalibur, these loans are not included in its consolidated financial statements.

Principal Amount	Interest Rate	Due Date
$1,564,717	0%	Due on demand
$5,100	8%	November 1, 2013
$3,390	8%	November 6, 2013
$1,110,000	8%	November 13, 2013
$47,000	8%	November 17, 2013
$90,000	8%	November 24, 2013
$2,500,000	8%	November 25, 2013
$67,900	8%	November 26, 2013
$60,000	8%	December 15, 2013
$78,320	8%	December 17, 2013
$51,600	8%	December 23, 2013
$330,000	8%	January 5, 2014
$100,000	8%	January 7, 2014
$54,580	8%	January 15, 2014
$75,000	8%	January 20, 2014
$100,000	8%	January 25, 2014
$120,000	8%	February 1, 2014
$160,000	8%	February 11, 2014
$250,000	8%	February 18, 2014
$45,000	8%	February 28, 2014
$53,784	8%	March 6, 2014
$140,000	8%	March 10, 2014
$17,000	8%	March 18, 2014
$163,290	8%	April 3, 2014
$65,000	8%	April 13, 2014
$75,000	8%	April 27, 2014
$512,000	8%	April 30, 2014
$64,302	8%	May 3, 2014
$34,000	8%	May 4, 2014
$70,000	8%	May 19, 2014
$50,000	8%	May 23, 2014
$52,274	8%	June 4, 2014
$260,000	8%	June 5, 2014
$150,000	8%	June 28, 2014
$70,000	8%	July 1, 2014
$58,720	8%	July 3, 2014
$462,000	8%	July 6, 2014
$58,930	8%	July 25, 2014
$27,080	8%	July 27, 2014
$100,000	8%	July 28, 2014
$62,000	8%	August 15, 2004
$87,460	8%	August 16, 2014
$100,000	8%	August 20, 2014
$40,000	8%	August 30, 2014
$250,000	8%	September 1, 2014
$55,605	8%	September 25, 2014
$70,000	8%	October 11, 2014
$200,000	8%	October 12, 2014
$69,430	8%	October 31, 2014
$10,230,482

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

From May 2011, the Company started to invest in a real estate project in Taiwan. As of September 30, 2013, payment of NTD600 million, approximately $20.8 million, has been made to the property developers.

The Company also bought securities available for sale to earn interest, and has invested $5.3 million in such securities at September 30, 2013. The unused cash and cash equivalents of $2.2 million at September 30, 2013 will be used in the Company’s daily operations. The Company has no unused lines of credit or other borrowing facilities and believes that its ongoing operations generate sufficient cash to meet its liquidity requirements.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of September 30, 2013 did not materially change from the amounts set forth in our Annual Report on Form 10-K for the year ended March 31, 2013.

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

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Jack Jie Qin and William E. Sluss, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2013, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Qin and Sluss concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

The Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of its disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

(b)	Changes in Internal Controls.

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 20 to the financial statements included as part of this Report.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits

Exhibit No.:	Description:
31.1	Rule 13a-14(a) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jack Jie Qin.

31.2	Rule 13a-14(a) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Sluss.

32.1	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jack Jie Qin.

32.2	Section 1350 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Sluss.

101	The following materials from the EFT Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 14, 2013 formatted in Extensible Business Reporting Language (XBRL):*

(i)	Consolidated Balance Sheets (Unaudited),
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

EFT HOLDINGS, INC.
(Registrant)

Date: November 14, 2013	By:	/s/ Jack Jie Qin
Jack Jie Qin
Principal Executive Officer

	By:	/s/ William E. Sluss
William E. Sluss
Principal Financial Officer

