Form 10-Q
period 2013-12-31
EFT Holdings, Inc.
filed 2014-02-19
CIK 1450973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   December 31, 2013

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

As of the latest practicable date, February 19, 2014, the registrant had 75,983,201 outstanding shares of common stock.

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

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements.

EFT HOLDINGS, INC.

Consolidated Balance Sheets

	December 31, 2013	March 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,385,128	$1,732,270
Securities available for sale	5,401,530	8,320,698
Transportation equipment held for sale	1,000,489	1,235,000
Inventories	1,190,908	2,029,017
Prepaid expenses	841,986	568,612
Other receivables	594,489	590,421
Total current assets	10,414,530	14,476,018

Restricted cash	205,673	209,284
Property and equipment, net	1,192,634	1,381,217
Prepayment on developments in progress	8,976,862	8,987,023
Security deposit	429,233	436,682
Total assets	$21,218,932	$25,490,224
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$809,843	$907,966
Commission payable	3,929,510	4,155,155
Other liabilities	9,478,388	1,340,322
Unearned revenues	3,245,456	3,490,976
Short-term loan	571,200	319,966
Due to related parties	47,361	48,193
Contingent liabilities	2,922,028	2,631,579
Total current liabilities	21,003,786	12,894,157

Equity
EFT Holdings, Inc. stockholders' equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value, 4,975,000,000 shares authorized, 75,983,201 shares issued and outstanding at December 31 and March 31, 2013	760	760
Additional paid in capital	52,854,891	52,854,891
Retained deficits	(46,915,891)	(34,936,854)
Accumulated other comprehensive income	871,931	1,107,442
Total EFT Holdings, Inc. stockholders’ equity	6,811,691	19,026,239
Non-controlling interest	(6,596,545)	(6,430,172)
Total equity	215,146	12,596,067
Total liabilities and equity	$21,218,932	$25,490,224

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012

Sales revenues, net	$348,096	$588,763	$1,280,325	$1,679,673
Shipping charges	85,753	118,328	307,230	344,836
Access fees	-	10,060	-	101,370
Total revenues	433,849	717,151	1,587,555	2,125,879
Cost of goods sold	97,639	234,381	462,328	497,501
Shipping costs	10,882	4,424	39,761	4,842
Operating costs - Excalibur	114,334	258,491	349,430	761,569
Total cost of revenues	222,855	497,296	851,519	1,263,912
Gross profit	210,994	219,855	736,036	861,967
Operating expenses:
Selling, general and administrative expenses	1,803,621	1,584,352	5,140,100	4,429,669
Inventory obsolescence	293,501	(208,681)	398,708	498,398
Royalty expenses – Related party	35,482	59,686	115,886	174,842
Total operating expenses	2,132,604	1,435,357	5,654,694	5,102,909
Net operating loss	(1,921,610)	(1,215,502)	(4,918,658)	(4,240,942)
Other income/(expense)
Interest income	69,706	153,226	228,626	455,247
Interest expense	(1,720)	(21,879)	(5,669)	(118,226)
Gain/(loss) on disposal of fixed assets	(5,250)	(77)	(6,115)	(12,713)
Gain on disposal of securities available for sale (includes $74,198 and $9,488 accumulated other comprehensive income reclassified from unrealized gains on securities available for sale for the nine months ended December 31, 2013 and 2012, respectively)	(4,209)	282,649	46,408	353,371
Dividend income	-	1,001	-	26,655
Foreign exchange gain	118	199,084	46,779	708,484
Other income	125,727	1,054	205,057	3,415

Total other income	184,372	615,058	515,086	1,416,233

Net loss before income taxes and non-controlling interest	(1,737,238)	(600,444)	(4,403,572)	(2,824,709)
Income tax benefit/(provision)	(7,741,386)	(4,168)	(7,732,653)	(17,306)
Net loss	(9,478,624)	(604,612)	(12,136,225)	(2,842,015)
Non-controlling interest	57,413	179,799	157,188	402,611
Net loss attributable to EFT Holdings, Inc.	(9,421,211)	$(424,813)	(11,979,037)	$(2,439,404)

Net loss per common share
Basic and diluted	$(0.12)	$(0.01)	$(0.16)	$(0.03)
Weighted average common shares outstanding
Basic and diluted	75,983,201	75,983,201	75,983,201	75,983,201

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	December	December 31,	December 31,	December 31,
	31, 2013	2012	2013	2012

Net loss	$(9,478,624)	$(604,612)	$(12,136,225)	$(2,842,015)

Other comprehensive income/(loss)
Foreign currency translation adjustment	(159,098)	(335,199)	(109,562)	(790,610)
Unrealized gain / (loss) on securities available for sale	17,517	(258,258)	(135,134)	(6,570)
Comprehensive loss	(9,620,205)	(1,198,069)	(12,380,921)	(3,639,195)
Less: Comprehensive loss attributable to non-controlling interests	(168,231)	(238,361)	(166,373)	(704,370)
Comprehensive loss attributable to EFT Holdings, Inc.	$(9,451,974)	$(959,708)	$(12,214,548)	$(2,934,825)

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Changes in Equity (Unaudited)

					Accumulated
			Additional	Retained	Other		Total
	Common Stock		Paid-in	Earnings	Comprehensive	Non-controlling	Stockholders'
	Shares	Amount	Capital	(Deficits)	Income (Loss)	Interests	Equity

BALANCE, MARCH 31, 2012	75,983,201	$760	$52,854,891	$(15,771,169)	$708,431	$(3,445,233)	$34,347,680

Comprehensive income:
Net loss	-	-	-	(19,165,685)	-	(3,353,844)	(22,519,529)
Unrealized gain on securities available for sale	-	-	-	-	(70,605)	-	(70,605)
Foreign currency translation adjustment	-	-	-	-	469,616	368,905	838,521
Total comprehensive loss							(21,751,613)

BALANCE, MARCH 31, 2013	75,983,201	$760	$52,854,891	$(34,936,854)	$1,107,442	$(6,430,172)	$12,596,067

Comprehensive income:
Net loss	-	-	-	(11,979,037)	-	(157,188)	(12,136,225)
Unrealized loss on securities available for sale	-	-	-	-	(135,134)	-	(135,134)
Foreign currency translation adjustment	-	-	-	-	(100,377)	(9,185)	(109,562)
Total comprehensive loss							(12,380,921)

BALANCE, DECEMBER 31, 2013	75,983,201	$760	$52,854,891	$(46,915,891)	$871,931	$(6,596,545)	$215,146

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	December 31,	December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(12,136,225)	$(2,842,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	420,500	833,119
Gain from securities available for sale	(46,408)	(353,371)
Stock dividends	-	(6,098)
Provision for inventory obsolescence	398,708	498,398
Loss on disposal of fixed assets	6,115	12,713
Changes in operating assets and liabilities:
Contingent liabilities	216,816	-
Inventories	440,627	506,620
Prepaid expenses	302,176	155,871
Other receivables	142	(45,672)
Accounts payable	(30,317)	(1,325,902)
Commission payable	(225,646)	(29,847)
Other liabilities	8,069,909	(121,191)
Unearned revenues	(245,520)	181,069
Net cash used in operating activities	(2,829,123)	(2,536,306)

Cash flows from investing activities:
Additions to fixed assets	(7,023)	(63,752)
Proceeds from disposal of fixed assets	9,477	-
Purchase of securities available for sale	(1,933,275)	(21,098,890)
Proceeds from available for sales securities	4,763,717	24,408,056
Net cash provided by investing activities	2,832,896	3,245,414

Cash flows from financing activities
Repayment of installment plan	(319,966)	(62,414)
Proceeds from short-term loans		7,937,289
Repayment of short-term loans	-	(7,937,289)
Net cash used in financing activities	(319,966)	(62,414)

Effect of exchange rate changes on cash	(30,949)	(654,506)
Net decrease in cash	(347,142)	(7,812)
Cash, beginning of period	1,732,270	4,346,517
Cash, end of period	$1,385,128	$4,338,705

Supplemental disclosures of cash flow information:
Interest expenses paid in cash	$5,669	$118,226
Income tax paid in cash	$57	$14,816

Non-cash investing and financing activities:
Financing of directors’ and officers’ insurance through installment loan	$571,200	$571,200

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

The beverage reportable segment derives revenue and expense from the bottled water factory in Baiquan, Heilongjiang Province, China.  This bottled water factory started production in April 2013, but production was suspended because the factory was sued by a contractor who constructed the water plant.  The production is expected to resume when the lawsuit is closed and final.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used in preparation of these consolidated financial statements for the nine months ended December 31, 2013 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013. The Company consolidates Excalibur based on a three-month lag with the Company’s reporting periods as discussed in Note 11.

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

Going Concern

The Company reported a net loss of $12,136,225 for the nine months ended December 31, 2013.  At December 31, 2013 and March 31, 2013, the Company’s accumulated deficit amounted to $46,915,891 and $34,936,854, respectively. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital from external sources in order to continue the long-term efforts contemplated under its business plan. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

As discussed in Note 12, the Company’s investment in CTX Virtual Technologies has been measured at fair value, on a non-recurring basis, using Level 3 – unobservable inputs, to reflect the Company’s assessment of its inability to recover its investment in the foreseeable future. Accordingly, on a non-recurring basis, using Level 3 – unobservable inputs, the Company recorded an impairment loss of $5.0 million during the year ended March 31, 2011.

Assets measured at fair value are summarized below:

December 31, 2013
Level 1
	Quoted Prices	Level 2
	in Active	Significant	Level 3
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
Securities available for sale - Corporate bonds	$5,401,530	$-	$-	$5,401,530
CTX Virtual Technologies	-	-	-	-
Total assets measured at fair value	$5,401,530	$-	$-	$5,401,530

March 31, 2013
Level 1
	Quoted Prices	Level 2
	in Active	Significant	Level 3
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
Securities available for sale - Corporate bonds	$8,320,698	$-	$-	$8,320,698
CTX Virtual Technologies	-	-	-	-
Total assets measured at fair value	$8,320,698	$-	$-	$8,320,698

Note 4 – SECURITIES AVAILABLE FOR SALE

Securities available for sale consist of the following:
	December 31, 2013
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Duration (1)
Corporate bonds	$2,682,087	$49,710	$(67,172)	$2,664,625	2.57
Corporate notes	1,318,745	14,060	(35,650)	1,297,155	2.44
Variable rate note	203,000	5,000	-	208,000	Perpetual
Corporate high-yield bonds	1,240,935	5,475	(14,660)	1,231,750	2.80
Total debt securities	$5,444,767	$74,245	$(117,482)	$5,401,530

	March 31, 2013
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Duration (1)
Corporate bonds	$4,823,609	$177,686	$(61,786)	$4,939,509	2.56
Corporate notes	2,006,092	12,607	(20,630)	1,998,069	6.30
Variable rate notes	607,500	-	(14,220)	593,280	9.83
Corporate high-yield bonds	791,600	-	(1,760)	789,840	9.61
Total debt securities	$8,228,801	$190,293	$(98,396)	$8,320,698

(1)	Average remaining duration to maturity, in years

All securities were classified as available for sale as of each date presented.

The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, as of December 31, 2013:

	Less than 1 year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Loss
Corporate bonds	$1,025,252	$(16,643)	$707,482	$(50,529)	$1,732,734	$(67,172)
Corporate notes	-	-	963,100	(35,650)	963,100	(35,650)
Corporate high-yield bonds	728,000	(14,660)	-	-	728,000	(14,660)
Total debt securities	$1,753,252	$(31,303)	$1,670,582	$(86,179)	$3,423,834	$(117,482)

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

There were 85 securities in an unrealized loss position at December 31, 2013.  Management does not intend to sell any of the securities classified as available for sale which have unrealized losses and believes that it is not likely that the Company will have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased and are not the result of deteriorated credit quality. The fair value is expected to recover as the bonds approach their maturity or re-pricing date or if market yields for such investments decline. Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.

Investment securities with a book value of $4,717,309 were sold during the nine months ended December 31, 2013.  The Company recognized a gain of $46,408 on the sale of those securities.

Note 5 – TRANSPORTATION EQUIPMENT HELD FOR SALE

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

The following table summarizes the carrying value of the Ocean LaLa as of September 30, 2013 and December 31, 2012 because the Company consolidates Excalibur based on a three-month lag with the Company’s reporting period:

	Transportation equipment
	September 30, 2013		December 31, 2012
	NTD*	USD	NTD*	USD
Original cost	550,026,267	18,607,113	550,026,267	18,933,779
Less: impairment loss made in 2011	(171,472,850)	(5,800,841)	(171,472,850)	(5,902,680)
Less: impairment loss made in 2013	(161,537,135)	(5,464,720)	(161,537,135)	(5,560,659)
	217,016,282	7,341,552	217,016,282	7,470,440
Less: Accumulated depreciation	(187,441,820)	(6,341,063)	(181,139,532)	(6,235,440)
Net carrying value	29,574,462	1,000,489	35,876,750	1,235,000
*NTD: New Taiwan Dollar

During the period, Excalibur’s management obtained approval from its shareholders to sell the vessel.  The transportation equipment was then classified as held for sale as it met all the criteria outlined by ASC 360-10-45-9.  In December 2013, Excalibur signed a memorandum of agreement with a potential buyer to sell the Ocean LaLa for a price of $1,500,000. The buyer has paid a deposit of 10% of the purchase price to Excalibur, and the remaining 90% will be paid on the delivery date of the vessel.  The expected date of delivery will be February 28th to March 15th, 2014.  Title to the vessel will pass to the buyer upon full payment of the purchase price.  A commission of 3% based on the purchase price will be paid to the broker handling the transaction.

Note 6 – INVENTORIES

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

The components of inventories were as follows:

	December 31,	March 31,
	2013	2013
Raw materials	$44,555	$36,820
Supplies	-	10,923
Finished goods	1,690,118	2,426,069
	1,734,673	2,473,812
Less: Provision for inventory obsolescence	(543,765)	(444,795)
	$1,190,908	$2,029,017

Note 7 - RESTRICTED CASH

On August 20, 2009, Taiwan Taipei district court froze Excalibur’s cash of NTD 6,079,694, equivalent to $205,673, as a result of a lawsuit filed by Marinteknik Shipbuilders (S) Pte Ltd., a Singapore company, against Excalibur in the Taiwan Taichung District Court. The lawsuit claims Excalibur owes service fees and out-of-pocket expenses of $249,731 to Marinteknik Shipbuilder (S) Pte Ltd. The restricted cash remained unchanged as of December 31 and March 31, 2013, except as a result of changes in foreign exchange rates.

Note 8 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,	March 31,
	2013	2013
Property and plant	970,819	945,806
Leasehold improvements	445,221	524,006
Automobiles	215,809	243,113
Computer equipment	124,944	128,127
Furniture and fixtures	94,439	95,642
Machinery and equipment	372,600	368,618
	2,223,832	2,305,312
Less: Accumulated depreciation	(1,031,198)	(924,095)
	$1,192,634	$1,381,217

Note 9 - LOANS TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The board of directors of the Company approved a non-interest bearing demand loan in the amount of $1,567,000 on July 25, 2008 to Yeuh-Chi Liu, a vendor to the Company. The $1,567,000 loan was used by Yeuh-Chi Liu to purchase a 3.97% ownership interest in Excalibur, see Note 11, and is collateralized by that interest. Yeuh-Chi Liu has served as a member of the board of directors of Excalibur since July 23, 2008. The Company does not expect that this loan will be repaid and the loan was written off as of December 31, 2010. The Company has not yet enforced its interest in the collateral.

The Company uses the “EFT” name, a trademark owned and licensed to it by EFT Assets Limited. The Company is required to pay an annual royalty to EFT Assets Limited equal to a percentage of its gross sales for the previous fiscal year. The percentage is 5% for the first $30 million in gross sales, 4% for the $10 million in gross sales in excess of $30 million, 3% for the $10 million in gross sales in excess of $40 million; 2% for the $10 million in gross sales in excess of $50 million; and 1% for the $10 million in gross sales in excess of $60 million. EFT Assets Limited is owned by a number of persons, including Wendy Qin, director of EFT International Ltd. Ms. Qin is the sister of Jack Jie Qin, the Company’s president. During the nine months ended December 31, 2013 and 2012, the royalties payable to EFT Assets Limited were $115,886 and $174,842, respectively. As of December 31 and March 31, 2013, the royalties due to EFT Assets Limited were $9,047 and Nil, respectively.

In March 2010, one of the Company’s subsidiaries, EFT International Ltd., entered into a consultancy agreement with JFL Capital Limited, a company in which Wendy Qin serves as a director and is one of the principal shareholders. Under this agreement, EFT International Ltd. engaged JFL Capital Limited to provide EFT International Ltd. consultancy services on administration, financial matters, corporate planning and business development commencing from April 1, 2010, and the annual fee will be increased at the rate of $15,000 each year. The agreement may be terminated by either party on three months’ written notice. During the nine months ended December 31, 2013 and 2012, the consultancy fees payable to JFL Capital Limited were $270,000 and $258,750, respectively.

The Company rents a 6,500 square foot office space for its satellite training center in Hong Kong.  This office is located at Langham Office Tower, 8 Argyle Street, Suite 3706, Kowloon, Hong Kong SAR. The leased space is owned by a number of persons, including Wendy Qin, a director of EFT (HK) Ltd. and the sister of Jack Jie Qin, the Company’s president.  The lease for this space expires on March 31, 2015, with a monthly rental of $30,900. During the nine months ended December 31, 2013 and 2012, the Company paid the lessor $278,351 and $278,710, respectively, in rent.

Note 10 – PREPAYMENT ON DEVELOPMENT IN PROGRESS

On May 2, 2011, Jack Jie Qin, as an agent, entered into two series of agreements, one series with Meifu Development Co., Ltd., “Meifu”, and the other series with TransGlobe Life Insurance Inc., “TransGlobe”, to purchase an office building located in Taipei, Taiwan, the “Taiwan Building”. The Taiwan Building consists of 14 floors and 144 parking spaces.  The agreements signed with Meifu related to the purchase of the 8 th -14 th floors, 1 out of 2 units on the 7 th floor and 79 parking spaces, while the agreements signed with TransGlobe were for the purchase of the 1 st -6 th floors, the other unit on the 7 th floor and the remaining 65 parking spaces in the Taiwan Building. The total purchase price for the Taiwan Building was approximately $235.3 million. The Company intended to retain one floor of the Taiwan Building for its own business operations and planned to sell the majority of the remaining floors.

On July 1 and July 7, 2011, EFT Investment Co. Ltd., “EFT Investment”, a wholly-owned subsidiary of the Company, as a party to the contract in place of Jack Jie Qin, entered into two sets of agreements, the “July 2011 Agreements”, with the sellers of the Taiwan Building that provided for substantially the same rights and obligations as the original May 2, 2011 agreements. Pursuant to the terms of the July 2011 Agreements, EFT Investment was obliged to pay the remaining twelve outstanding installments with various amounts due up to the scheduled completion of the Taiwan Building. Each subsequent quarterly payment, starting from April 20, 2012, was approximately $4 million, with the residual payment of approximately $163.6 million due at the time of completion of the Taiwan Building. As of December 31, 2013, payment of NTD600 million, approximately $20.8 million, has been made.

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

Note 11 – EXCALIBUR

On October 25, 2008, the Company through its wholly-owned subsidiary, EFT Investment, acquired a 48.81% equity interest in Excalibur for $19,193,000. The Company initially loaned funds to Excalibur in July 2008 and subsequently has continued to provide Excalibur with loan capital to fund its operations.

As disclosed in Note 9, on July 25, 2008, the Company loaned $1,567,000 to Yeuh-Chi Liu, a vendor to the Company. The proceeds of the loan were used to acquire a 3.97% interest in Excalibur, which was offered as collateral for the loan. The Company does not expect that this loan will be repaid and the loan was written off as of December 31, 2010. The Company has not yet enforced its interest in the collateral. Yeuh-Chi Liu has served as a member of the board of directors of Excalibur since then. In accordance with ASC 810-10-25-43, the interest in Excalibur held by Yeuh-Chi Liu as a result of the loan made to her by the Company should be treated in the same manner as the Company’s own interest. As a result, the Company has concluded that it effectively held control of Excalibur and has consolidated Excalibur beginning at the time the Company acquired its ownership interest.

The Company consolidates Excalibur based on a three-month lag with the Company’s reporting periods. All inter-company accounts and transactions were eliminated in consolidation. The following table provides a summary of balance sheet information for Excalibur as of September 30, 2013 and December 31, 2012 which is consolidated in the Company’s financial statements as of December 31 and March 31, 2013:

	Excalibur International Marine Corporation
	September 30, 2013		December 31, 2012
	NTD*	USD	NTD	USD
Total assets	41,921,130	1,418,170	48,393,650	1,665,874
Total liabilities	420,604,301	14,228,832	411,431,718	14,162,882
Net liabilities	(378,683,171)	(12,810,662)	(363,038,068)	(12,497,008)
48.81% ownership	(184,835,256)	(6,252,884)	(177,198,881)	(6,099,790)

*NTD: New Taiwan Dollar

Additional information concerning Excalibur is included in Notes 15 (Contingent Liabilities) and 21 (Litigation).

Note 12- INVESTMENT IN CTX VIRTUAL TECHNOLOGIES

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

On December 31, 2013, the closing market price of CTX common stock, as reported by NASDAQ, was $1.48 per share, based on a trade of 100 shares on December 24, 2013. This company’s common stock continues to be very thinly traded and, as reported by NASDAQ, a total of 113,100 common shares were traded during the nine months ended December 31, 2013 at an average price, based on reported closing prices, of $1.31. Because of the lack of a sufficiently active market, the Company does not believe that quoted market prices for CTX’s common stock are a reliable indicator of the fair value of its investment.

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

 Note 13 - OTHER LIABILITIES

Other liabilities consist of the following:

	December	March
	31, 2013	31, 2013

Payroll liabilities	$101,131	$89,506
Warranty liabilities	3,805	5,005
Accrued interest	8,602	3,949
Accrued expenses	598,231	317,448
Provision for tax	8,651,680	919,084
Others	114,939	5,330
	$9,478,388	$1,340,322

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its limited warranty.  Changes in the warranty liability for standard warranties which are included in current liabilities on the Company’s Consolidated Balance Sheets are presented in the following tables:

	December 31,	March 31,
	2013	2013
Warranty liability as at beginning of period, current	$5,005	$3,748
Cost accrued	4,729	8,653
Service obligations honored	(5,929)	(7,396)
Warranty liability as at end of period, current	$3,805	$5,005

Note 14 – DUE TO RELATED PARTIES

	December 31,	March 31,
	2013	2013
Amount due to related parties:	$47,361	$48,193

The above amounts are due to Steve Hsiao, a shareholder of Excalibur.

Note 15 - CONTINGENT LIABILITIES

The Company’s controlled subsidiary, Excalibur, purchased the vessel “Ocean LaLa” from a British Virgin Islands, “BVI,” company, Ezone Capital Co. Ltd., in 2008.  The purchase price was EURO 16 million, equivalent to approximately $20.7 million.  The vessel was delivered to Excalibur and registered as owned by Excalibur at the end of 2008.  The last payment of EURO 2 million, equivalent to approximately $2,702,703, is still under dispute as Excalibur believes that certain special equipment relating to the Ocean LaLa, including special tooling, was not delivered at the time of sale and that one of the Ezone’s directors did not act in good faith and was involved in self-dealing.

In 2009, the Company’s subsidiary, Tianquan, engaged a general contractor to construct a water manufacturing plant for RMB4,758,600 (US$755,000).  Upon completion, EFT inspected the plant and found several material construction defects, including, but not limited to, the fact that the contractor used inferior construction material, inconsistent construction plans and substandard insulation material. As a result, EFT conditioned its final construction payment to the contractor in the amount of RMB698,896 (US$110,000) on the rectification of all construction defects.  On March 22, 2012, the contractor brought a case against EFT in Baiquan People’s Court in Heilongjiang Province seeking approximately RMB1,912,000 of purported outstanding payments under the contract and interest thereon.  On January 16, 2014, Tianquan received an unfavorable decision issued by Baiquan People’s Court in Heilongjiang Province awarding the contractor approximately RMB1,326,916 (US$219,325) of purported outstanding payments under the contract and interest thereon.  The Company will appeal the case to the appellate court for reconsideration of the lower court’s decision.

Note 16 – SHORT-TERM LOAN

The Company received a $571,200 loan from a third party, Insurance Financing, Inc., (“IFI”) to finance the directors’ and officers’ insurance premium.  The loan bore an interest rate of 4.95% per annum, and was to be repaid over a nine-month period which began on December 15, 2012.  The terms of the agreement allowed for the Company to make nine equal payments of $64,783 and the loan was fully repaid during the quarter ended September 30, 2013.

The Company renewed coverage for the 2013-2014 period and received a new loan in the amount of $571,200 from IFI to finance the directors’ and officers’ insurance premium bearing an interest rate of 3.60% per annum. The loan is to be repaid over a nine-month period beginning on December 15, 2013.  The terms of the agreement allowed for the Company to make nine equal payments of $64,422 each.

Note 17 – STOCKHOLDERS’ EQUITY

Common stock

As of December 31, 2013, the Company had 4,975,000,000 shares of common stock authorized and 75,983,201 shares issued and outstanding.

The Company did not issue any shares of common stock during the nine months ended December 31, 2013.

Warrants

As of December 31, 2013, the Company’s subsidiary Digital Development Partners Inc. has 2,000,000 common stock warrants outstanding, and 330,665 Series A and 330,665 Series B warrants outstanding, which are accounted for as equity instruments. The 2,000,000 warrants will expire on June 1, 2014 and permit the holders to purchase one share of Digital’s common stock at an exercise price of $1.00 per share. The Series A and Series B warrants will expire on September 30, 2014 and permit the holders to purchase one share of Digital’s common stock at an exercise price of $1.00 per share and $1.25 per share, respectively.

Note 18 - INCOME TAXES

The Company was incorporated in the United States and has operations in five tax jurisdictions - the United States, the Hong Kong Special Administrative Region, “HK SAR”, mainland China, Taiwan, and the BVI.

The Company generated substantially all of its net income from its BVI operations for the nine months ended December 31, 2013.  According to BVI tax law this income is not subject to any taxes. The Company’s HK SAR subsidiaries are subject to a 16.5% profit tax based on its taxable net profit. EFT (HK) Ltd provides management service to a BVI subsidiary, and the BVI subsidiary reimburses EFT HK Ltd for its total operating expenses plus 5% mark up, and the income is subject to 16.5% profit tax. The deferred tax assets for the Company’s US operations and HK SAR subsidiaries were immaterial for the nine months ended December 31, 2013.

The Company’s Taiwanese subsidiary and its factory in mainland China, are subject to a 17% and 25% standard enterprise income tax, respectively, based on its taxable net profit. These operations have incurred net accumulated operating losses for income tax purposes and management believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, it has provided full valuation allowance for the deferred tax assets arising from the losses as of December 31, 2013 and 2012.

The income tax expenses consist of the following:

	Nine Months Ended
	December 31,
	2013	2012
Current:
Domestic	$57	$14,816
Foreign	(8,790)	2,490
Provision for prior years	7,741,386	-
Income tax expenses	$7,732,653	$17,306

A reconciliation of income taxes, with the amounts computed by applying the statutory federal income tax rate, 37% for the nine months ended December 31, 2013 and 2012, to income before income taxes for the nine months ended December 31, 2013 and 2012, is as follows:

	Nine Months Ended
	December 31,
	2013	2012
Income tax provision at U.S. statutory rate	$(4,432,244)	$(1,171,550)
State tax	57	14,816
Indefinitely invested earnings of foreign subsidiaries	4,421,371	1,140,162
Nondeductible expenses	10,873	31,388
Foreign subsidiary income tax	(8,790)	2,490
Provision for prior years	7,741,386	-
Income tax expenses	$7,732,653	$17,306

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

During the year ended March 31, 2013, the Company was assessed $690,244 in civil penalties including penalty and interest related to the alleged late filing of informational returns for the tax years 2007 through 2009.  The Company is in the process of appealing these assessments with the Internal Revenue Service (IRS).  The extent of the Company’s operations involves dealing with uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state and international tax audits. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. The IRS has concluded its audit of the Company’s returns for the years 2007 through 2010 and has issued an examination report that has proposed adjustments of $12.3 million of additional tax liabilities for the years 2008 through 2010.  The Company plans to challenge most of the proposed adjustments and is in the process of appealing the proposed adjustments with the IRS.  The IRS’s proposed adjustment for the year 2008 is $8.0 million. The Company has only accrued a federal tax liability of $2.0 million and has estimated a California (“CA”) tax liability of $2.6 million as management believes the portion of the proposed adjustment attributable to dividend income has not been properly allocated.  Should the appeal fail, the Company will need to accrue an additional federal tax liability of $6.0 million and an additional CA tax liability of $1.6 million for the year 2008.   The Company has recorded federal and CA tax liabilities of $3.7 million and $1.7 million for the years 2009 and 2010, respectively, which include penalty and interest.

Note 19 - COMMITMENTS

The Company’s commitments as of December 31, 2013 did not materially change from the amounts set forth in the Company’s March 31, 2013 Annual Report on Form 10-K. Total rent expenses for the nine months ended December 31, 2013 and 2012, were $424,318 and $449,028, respectively.

Note 20 – SEGMENT INFORMATION

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

The following tables provide the business segment information as of and for the three months and nine months ended December 31, 2013 and 2012.  Income tax allocations have been determined based on statutory rates in the applicable business segment.
	Three months ended December 31, 2013
	Online	Transportation	Beverage
	business	business	business	Total
Sales revenues, net	$433,849	$-	$-	$433,849
Cost of goods sold	(107,643)	(114,334)	(878)	(222,855)
Gross profit/(loss)	326,206	(114,334)	(878)	210,994
Operating expenses:

Selling, general and administrative expenses	1,118,041	380,582	304,998	1,803,621
Provision for inventory obsolescence	293,501	-	-	293,501
Royalty expenses	35,482	-	-	35,482
Total operating expenses	1,447,024	380,582	304,998	2,132,604

Net operating loss	(1,120,818)	(494,916)	(305,876)	(1,921,610)
Other income	144,435	39,937	-	184,372
Allocated income tax benefit	(7,741,386)	-	-	(7,741,386)
Loss after income tax	(8,717,769)	(454,979)	(305,876)	(9,478,624)

Total long-lived assets	85,191	7,433	1,100,010	1,192,634

Total assets held for sale	-	1,000,489	-	1,000,489

Additions to long-lived assets	387	12	-	399

	Three months ended December 31, 2012
	Online	Transportation	Beverage
	business	business	business	Total
Sales revenues, net	$717,151	$-	$-	$717,151
Cost of goods sold	(238,805)	(258,491)	-	(497,296)
Gross profit/(loss)	478,346	(258,491)	-	219,855
Operating expenses:
Selling, general and administrative expenses	1,255,430	223,265	105,657	1,584,352
Provision for inventory obsolescence	(208,681)	-	-	(208,681)
Royalty expenses	59,686	-	-	59,686
Total operating expenses	1,106,435	223,265	105,657	1,435,357
Net operating loss	(628,089)	(481,756)	(105,657)	(1,215,502)
Other income/(loss)	416,482	198,758	(182)	615,058
Allocated income tax expense	(4,168)	-	-	(4,168)
Loss after income tax	(215,775)	(282,998)	(105,839)	(604,612)

Total long-lived assets	218,887	5,624,001	1,201,589	7,044,477

Additions to long-lived assets	2,414	37	3,347	5,798

	Nine months ended December 31, 2013
	Online	Transportation	Beverage
	business	business	business	Total
Sales revenues, net	$1,579,721	$-	$7,834	$1,587,555
Cost of goods sold	(497,449)	(349,430)	(4,640)	(851,519)
Gross profit/(loss)	1,082,272	(349,430)	3,194	736,036
Operating expenses:
Selling, general and administrative expenses	3,982,006	676,526	481,568	5,140,100
Provision for inventory obsolescence	398,708	-	-	398,708
Royalty expenses	115,886	-	-	115,886
Total operating expense	4,496,600	676,526	481,568	5,654,694
Net operating loss	(3,414,328)	(1,025,956)	(478,374)	(4,918,658)
Other income	350,777	164,307	2	515,086
Allocated income tax expenses	(7,732,653)	-	-	(7,732,653)
Loss after income tax	(10,796,204)	(861,649)	(478,372)	(12,136,225)

Total long-lived assets	85,191	7,433	1,100,010	1,192,634

Assets held for sale	-	1,000,489	-	1,000,489

Additions to long-lived assets	1,904	5,119	-	7,023

	Nine months ended December 31, 2012
	Online	Transportation	Beverage
	business	business	business	Total
Sales revenues, net	$2,125,879	$-	$-	$2,125,879
Cost of goods sold	(502,343)	(761,569)	-	(1,263,912)
Gross profit/(loss)	1,623,536	(761,569)	-	861,967
Operating expenses:
Selling, general and administrative expenses	3,555,786	603,375	270,508	4,429,669
Provision for inventory obsolescence	498,398	-	-	498,398
Royalty expenses	174,842	-	-	174,842
Total operating expenses	4,229,026	603,375	270,508	5,102,909
Net operating loss	(2,605,490)	(1,364,944)	(270,508)	(4,240,942)
Other income	721,233	694,414	586	1,416,233
Allocated income tax expense	(17,306)	-	-	(17,306)
Loss after income tax	(1,901,563)	(670,530)	(269,922)	(2,842,015)

Total long-lived assets	218,887	5,624,001	1,201,589	7,044,477

Additions to long-lived assets	48,105	6,136	9,511	63,752

Note 21 – LITIGATION

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

EFT Investment Co. Ltd. filed a civil lawsuit against Jiao Ren-Ho, Chang Hui-Ying, Hsiao Zhong-Xing, and Lu Zhuo-Jun, collectively “Defendants,” in the Taiwan Shihlin District court on February 12, 2010. EFT Investment Co. Ltd. alleges Defendants committed tortious acts, including but not limited to the offences of capital forging, fraud, breach of trust and document fabrication.  The Shihlin District Court found in favor of all Defendants in the case.  EFT filed an appeal in the appellate court for reconsideration of the judgment entered by the District Court. The appellate court remanded the case to District Court for the second review and the District Court found in favor of all defendants for the second time.  EFT therefore filed a second appeal in the appellate court for reconsideration of the judgment entered by the District Court. The final resolution of this case is pending.

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

On August 2, 2010, the Company commenced a legal proceeding against Marinteknik Shipbuilders (S) Pte Ltd. and three other persons in the High Court of the Republic of Singapore alleging fraud, misrepresentation, and deceit on the part of the defendants with respect to Excalibur’s purchase of the Ocean LaLa.  The Company claims that the wrongful actions of the defendants resulted in damages of $19,000,000 to the Company.  On December 11, 2012, the High Court issued a decision whereby it dismissed EFT’s actions against Marinteknik and Lim Lan Eng (Priscilla), a director of Marinteknik. On January 8, 2013, EFT filed an appeal against the decision made by the High Court. On November 29, 2013, the appellate court issued its order and sustained the High Court’s decision and awarded legal fees to the defendants.  The Company has accrued a liability in the amount of $200,000 for the legal costs.  The case is closed and final.

On August 18, 2010, Excalibur received a statement of claim, equivalent to a complaint in the United States, that was filed in the Taichung District Court, Taiwan, by Ezone Capital Co., Ltd. demanding approximately 2,000,000 Euros, equivalent to approximately $2,700,000, for the unpaid balance of the purchase price of the Ocean LaLa (see Note 15).  Excalibur has denied the claims of Ezone on the basis that the Ocean LaLa was defective, unseaworthy, and not fit for its intended purpose. Excalibur has also filed a counterclaim against Ezone seeking a full refund of all amounts paid for the Ocean LaLa, as well as reimbursement for amounts spent on maintenance and repairs. The case proceeding has concluded and is awaiting disposition by the court.

In 2009, EFT’s subsidiary, Heilongjiang Tianquan Manor Soda Drinks Co. Ltd., engaged a general contractor, the “Contractor”, to construct a water manufacturing plant, the “Plant”, for RMB4,758,600 (US$755,000).  Upon completion, EFT inspected the Plant and found several material construction defects, including, but not limited to, the fact that the Contractor used inferior construction material, inconsistent construction plans and substandard insulation material. As a result, in 2010, EFT conditioned its final construction payment to the Contractor in the amount of RMB698,896 (US$110,000) on the rectification of all construction defects.  On March 22, 2012, the Contractor brought a case against EFT in Baiquan People’s Court in Heilongjiang Province seeking approximately RMB1,912,000 of purported outstanding payments under the contract and interest thereon. On January 16, 2014, EFT’s subsidiary, Heilongjiang Tianquan Manor Soda Drinks Co. Ltd., received an unfavorable decision issued by Baiquan People’s Court in Heilongjiang Province awarding the contractor approximately RMB1,326,916 of purported outstanding payments under the contract and interest thereon.   The Company will appeal the case to the appellate court for reconsideration of the lower court’s decision.

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

On June 3, 2013, the Company filed a civil complaint in Los Angeles, California against Meifu Development Co., Ltd., TransGlobe Life Insurance Inc. and certain individuals related to the purchase of the A5 Building in Taiwan.  For further information, please see Notes 10 and 22.

On November 27, 2013, a class action complaint entitled Li, et al. v. EFT Holdings, Inc., et al. was filed on behalf of a putative class of all purchasers of one or more of the Company’s products against the Company and Jack Qin in the United States District Court for the Central District of California.  The complaint alleges, among other things, violation of the unfair competition law, false advertising law, breach of express warranty, breach of the Magnuson-Moss Act, and fraud.  The complaint seeks, among other things, money damages and injunctive relief.  The case is currently pending.  The Company believes that the claims asserted are without merit and intends to defend against them vigorously.

On November 27, 2013, a class action complaint entitled Li, et al. v. Qin, et al. was filed on behalf of a putative class of all EFT affiliates who purchased EFT stock since January 1, 2008 against the Company and certain of its officers and directors in the United States District Court for the Central District of California.  The complaint alleges, among other things, breach of fiduciary duty, unjust enrichment, aiding and abetting, constructive fraud, corporate waste and gift and gross mismanagement. The complaint seeks, among other things, monetary damages and the imposition of a constructive trust.  The case is currently pending.  The Company believes that the claims asserted are without merit and intends to defend against them vigorously.

On December 6, 2013, the Company adjoined George Curry (former director/officer) in the “CTX” lawsuit, as one of the defendants, in the Superior Court of California, county of Los Angeles, in which the Company alleges, among other things, that Mr. Curry breached his fiduciary duty and committed fraud and misrepresentation in respect of the Company’s investment in CTX Virtual Technologies, Inc.

Note 22 - SUBSEQUENT EVENTS

On January 27, 2014, the Company voluntarily dismissed the civil complaints without prejudice in Los Angeles, California against Meifu Development Co., Ltd., TransGlobe Life Insurance Inc. and certain individuals (collectively the “Defendants”) related to the purchase of the A5 Building in Taiwan in return for a good faith settlement negotiation with the Defendants.  The Company retains the right to re-file the civil complaints against the Defendants if it determines that there is lack of a good faith effort on the part of the Defendants during the settlement proceeding.

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

From 2009 through 2012, the Company constructed a factory and water plant to produce bottled natural soda water in Baiquan, Heilongjiang Province, China. The bottled water factory is fully constructed and all manufacturing equipment has been purchased. After obtaining all the required licenses and passing ISO22000 requirements, the factory started production in April 2013, but production was suspended because the factory was sued by a contractor who constructed the water plant.  The production is expected to resume when the lawsuit is closed and closed.

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

As of January 24, 2014, the Company had 1,256,479 registered Affiliates, most of which were located in China and Hong Kong. For the nine months ended December 31, 2013, the Company did not have any sales activities in the United States. None of the Company’s Affiliates account for a significant portion of the Company’s business.

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

In December 2013, Excalibur signed a memorandum of agreement with a potential buyer to sell the Ocean LaLa for a price of $1,500,000.  The buyer has paid a deposit of 10% of the purchase price to Excalibur, and the remaining 90% will be paid on the delivery date of the vessel.  The expected date of delivery will be February 28th to March 15th, 2014.  Title to the vessel will pass to the buyer upon full payment of the purchase price.  A commission of 3% based on the purchase price will be paid to the broker handling the transaction.

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

On April 1, 2012, the Company assigned network access rights to ToByTo Limited, “ToByTo”, a third-party company.  The network access rights to ToByTo Limited include the right to access EFT’s Affiliate database for ToByTo’s marketing campaign, and provides access to EFT’s e-money system to facilitate sales activities. ToByTo, in return, compensates EFT by paying access fees in an amount equal to 10% of the respective enrollment fee of every Affiliate who enters the ToByTo e-phone program or another agreed upon amount.  During the nine months ended December 31, 2013, the Company agreed to waive the access fees in lieu of ToByTo agreeing to purchase a portion of the Company’s overstocked inventory.

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

On April 1, 2012, the Company assigned network access rights to eZGT Limited, a third party.  The network access rights to eZGT Limited include the right to access EFT’s Affiliate database for eZGT’s marketing campaign, and provides access to EFT’s e-money system to facilitate sales activities. eZGT Limited, in return, compensates EFT by paying access fees in an amount equal to 10% of the respective enrollment fee of every Affiliate who enters the $300 and $3,000 travel programs or another agreed upon amount.  However, for Affiliates who enter the $800 and $8,000 travel programs, eZGT will only pay access fees in the amount of $30 and $300, respectively.  During the nine months ended December 31, 2013, the Company agreed to waive the access fees in lieu of eZGT limited agreeing to purchase a portion of the Company’s overstocked inventory for an agreed upon period of time.

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

Results of Operations

Comparison for the Three Months Ended December 31, 2013 and 2012

The following sets forth certain of the Company’s consolidated statements of operations information for the three months ended December 31, 2013 and 2012.

(All amounts, other than percentages, in thousands of U.S. dollars)

	THREE MONTHS	THREE MONTHS
	ENDED 12/31/13	ENDED 12/31/12	Amount of	% of
Item	In Thousands	In Thousands	Change	Change
Sales revenues, net	$348	$589	$(241)	-41%
Shipping charges	86	118	(32)	-27%
Cost of goods sold	98	234	(136)	-58%
Operating costs – Excalibur	114	258	(144)	-56%
Gross profit	211	220	(9)	-4%
Selling, general and administrative expenses	1,804	1,584	220	14%
Provision for inventory obsolescence	294	(209)	503	241%
Interest income	70	153	(83)	-54%
Foreign exchange gain	-	199	(199)	-100%
Other income	126	1	125	12500%
Income tax expenses	(7,741)	(4)	(7,737)	193425%
Net loss attributable to EFT Holdings, Inc.	(9,421)	(425)	(8,996)	2116%

Sales revenue, net

Sales revenues, net of commission expense, decreased to approximately $348,000 for the three months ended December 31, 2013 from approximately $589,000 for the three months ended December 31, 2012 primarily due to a decline in sales demand from the Company’s Affiliates.

In addition, sales orders dropped from $1.4 million to $0.6 million which caused commission expense to decrease to $366,000 for the three months ended December 31, 2013 from $739,000 for the three months ended December 31, 2012.  The Company’s policy is to pay commissions to Affiliates upon receipt of sales orders even before revenue can be recognized.

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

Shipping charges

Shipping charges decreased to approximately $86,000 for the three months ended December 31, 2013 from approximately $118,000 for the three months ended December 31, 2012 mainly due to a decrease in sales.

Cost of goods sold

Cost of goods sold consists of merchandise purchased from vendors.  Cost of goods sold decreased to approximately $98,000 for the three months ended December 31, 2013 from approximately $234,000 for the three months ended December 31, 2012, mainly due to the sale of $129,000 of promotional items at cost in the period ended December 31, 2012.  Despite the items that were sold at cost, cost of goods sold as a percentage of sales was 12.9%, 4.6% higher than the same period last year.

Operating costs – Excalibur

Operating costs – Excalibur decreased to approximately $114,000 for the three months ended December 31, 2013 from approximately $258,000 for the three months ended December 31, 2012 mainly due to lower depreciation expense for the Ocean LaLa as a result of the Company recording impairment losses of $5.5 million during the fiscal year ended March 31, 2013.

Gross profit

Gross profit decreased to approximately $211,000 for the three months ended December 31, 2013 compared to approximately $220,000 for the three months ended December 31, 2012 due mainly to a decrease in the operating costs associated with Excalibur during the quarter.  Gross profit, as a percentage of total revenue, was 49% during this period compared with 31% for the three months ended December 31, 2012.  The increase in gross profit as a percentage of revenue was due to the sale of $133,000 of promotional items at cost in the period ended December 31, 2012.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to approximately $1,804,000 for the three months ended December 31, 2013 compared to $1,584,000 for the three months ended December 31, 2012, mainly due to an increase in legal expenses associated with legal actions involving the Taiwan Building, the vessel and the water manufacturing plant. Legal expenses increased to $515,195 for the three months ended December 31, 2013 compared to $219,110 for the three months ended December 31, 2012.

Inventory obsolescence

Inventory obsolescence increased to approximately $294,000 for the three months ended December 31, 2013 from approximately $(209,000) for the three months ended December 31, 2012, mainly due to slower sales of the Company’s overstocked products during the period.

Interest income

Interest income decreased to approximately $70,000 for the three months ended December 31, 2013 as compared to approximately $153,000 for the three months ended December 31, 2012.  Interest income decreased due to a decrease of investments in corporate bonds as compared to the prior period.

Foreign exchange gain

Foreign exchange gain decreased to $118 for the three months ended December 31, 2013 as compared to a gain of $199,000 for the three months ended December 31, 2012.  High foreign exchange gain in the prior period was due to fluctuations in foreign exchange rates, with the NTD depreciating against the U.S. Dollar for the Company’s USD borrowings.

Other income

Other income increased to $125,000 for the three months ended December 31, 2013 as compared to a gain of $1,000 for the three months ended December 31, 2012.  Other income mainly consisted of proceeds from an insurance claim and compensation for damages caused by another ship to the Ocean LaLa in an accident at the shipyard in March 2013.  After the Ocean LaLa was damaged while sailing in the Taiwan Strait in August 2010, the Ocean LaLa was taken out of service and has remained in dry dock in Tai Chung Port since the accident.  In March 2013, the Ocean LaLa was accidentally struck in the back by another ship at the shipyard.  The damage resulting from this accident is not serious and management decided to settle with the owner of the other ship and accepted $40,000 from it as damages.  The Company also recorded a sale of previously written off obsolescent items to a third party amounting to $33,000, and the Company successfully collected a prior court judgment in the amount of $54,000 during the three months ended December 31, 2013.

Income tax benefit/ (provision)

Income tax provision was approximately $7.7 million for the three months ended December 31, 2013 compared to approximately $4,000 for the three months ended December 31, 2012. The IRS has concluded its audit of the Company’s returns for the years 2007 through 2010 and has issued an examination report that proposed adjustments of $12.3 million of additional tax liabilities for the years 2008 through 2010. The Company plans to challenge most of the proposed adjustments and is in the process of appealing the proposed adjustments with the IRS. The IRS’s proposed adjustment for the year 2008 is $8.0 million.  The Company has only accrued a federal tax liability of $2.0 million and a CA tax liability of $2.6 million as management believes the portion of the proposed adjustment attributable to dividend income has not been properly allocated.  Should the appeal fail, the Company will need to accrue an additional federal tax liability of $6.0 million and an additional CA tax liability of $1.6 million for the year 2008. The Company has recorded federal and CA tax liabilities of $3.7 million and $1.7 million for the years 2009 and 2010, respectively, which include penalty and interest.

Comparison for the Nine Months Ended December 31, 2013 and 2012

The following sets forth certain of the Company’s consolidated statements of operations information for the nine months ended December 31, 2013 and 2012.

(All amounts, other than percentages, in thousands of U.S. dollars)

	NINE MONTHS	NINE MONTHS
	ENDED 12/31/13	ENDED 12/31/12	Amount of	% of
Item	In Thousands	In Thousands	Change	Change
Sales revenues, net	$1,280	$1,680	$(400)	-24%
Shipping charges	307	345	(38)	-11%
Access fees	-	101	(101)	-100%
Cost of goods sold	462	498	(36)	7%
Operating costs – Excalibur	349	762	(413)	-54%
Gross profit	736	862	(126)	-15%
Selling, general and administrative expenses	5,140	4,430	710	16%
Provision for inventory obsolescence	399	498	(99)	-20%
Royalty expenses	116	175	(59)	-34%
Interest income	229	455	(226)	-50%
Foreign exchange gain	47	708	(661)	-93%
Other income	205	3	202	6733%
Income tax expenses	(7,733)	(17)	(7,716)	45388%
Net loss attributable to EFT Holdings, Inc.	(11,979)	(2,439)	(9,540)	391%

Sales revenue, net

Sales revenues, net, decreased to approximately $1,280,000 for the nine months ended December 31, 2013 from approximately $1,680,000 for the nine months ended December 31, 2012 primarily due to a decline in sales demand from the Company’s Affiliates.

Sales orders dropped from $3.7 million to $2.1 million which caused commission expense to decrease to $1,213,000 for the nine months ended December 31, 2013 from $1,951,000 for the nine months ended December 31, 2012.  The Company’s policy is to pay commissions to Affiliates upon receipt of sales orders even before revenue can be recognized.

Shipping charges

Shipping charges decreased to approximately $307,000 for the nine months ended December 31, 2013 from approximately $345,000 for the nine months ended December 31, 2012 mainly due to the reduction in gross sales.

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

Nil access fees were received for the nine months ended December 31, 2013 compared to approximately $101,000 for the nine months ended December 31, 2012 as during the current period the Company agreed to waive the access fees for both programs in lieu of both eZGT and ToByTo agreeing to purchase a portion of the Company’s overstocked inventory for an agreed upon period of time.

Cost of goods sold

Cost of goods sold consists of merchandise purchased from vendors. Cost of goods sold decreased to approximately $462,000 for the nine months ended December 31, 2013 from approximately $498,000 for the nine months ended December 31, 2012 mainly due to reduction in gross sales.  Cost of goods sold as a percentage of sales was 12.5%, 2.3% higher than the same period last year.

Operating costs – Excalibur

Operating costs – Excalibur decreased to approximately $349,000 for the nine months ended December 31, 2013 from approximately $762,000 for the nine months ended December 31, 2012 mainly due to lower depreciation expense for the Ocean LaLa as a result of the Company’s recording of $5.5 million of impairment losses during the fiscal year ended March 31, 2013.

Gross profit

Gross profit decreased to approximately $736,000 for the nine months ended December 31, 2013 compared to approximately $862,000 for the nine months ended December 31, 2012.  Gross profit, as a percentage of total revenue, was 46% during this period compared with 40% for the nine months ended December 31, 2012. The decrease in gross profit was mainly due to a decrease in access fees and an increase in cost of goods sold during the period.   The increase in gross profit as a percentage of revenue was due to the sale of $137,000 of promotional items at cost in the period ended December 31, 2012.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to approximately $1,140,000 for the nine months ended December 31, 2013 compared to $4,430,000 for the nine months ended December 31, 2012, mainly due to an increase in legal fees associated with the ongoing legal actions involving the Taiwan Building, the vessel and the water manufacturing plant.  Legal expenses increased to $1,149,371 for the nine months ended December 31, 2013 compared to $307,725 for the nine months ended December 31, 2012.

Inventory obsolescence

Inventory obsolescence decreased to approximately $399,000 for the nine months ended December 31, 2013 from approximately $498,000 for the nine months ended December 31, 2012, mainly due to the Company’s successful reduction of inventory levels by selling a portion of its overstocked and nearly obsolescent items at cost to a third party.  The Company continues to make an ongoing effort to maintain acceptable inventory levels by reducing overstocked and nearly obsolescent items.

Royalty expenses

Royalty expenses decreased to approximately $116,000 for the nine months ended December 31, 2013 as compared to approximately $175,000 for the nine months ended December 31, 2012 mainly due to a decrease in gross sales during the period.  Royalties payable to EFT Assets are equal to a percentage of the Company’s gross sales based on certain threshold criteria.  See Note 9 to the consolidated financial statements in this Quarterly Report for further information.

Interest income

Interest income decreased to approximately $229,000 for the nine months ended December 31, 2013 as compared to approximately $455,000 for the nine months ended December 31, 2012.  Interest income decreased mainly due to a decline in the amount of investments in corporate bonds as compared to the prior period.

Foreign exchange gain

Foreign exchange gain decreased to $47,000 for the nine months ended December 31, 2013 as compared to a gain of $708,000 for the nine months ended December 31, 2012.  High foreign exchange gain in the prior period is due to fluctuations in foreign exchange rates, with the NTD depreciating against the U.S. Dollar for the Company’s USD borrowings.

Other income

Other income increased to $205,000 for the nine months ended December 31, 2013 as compared to approximately $3,000 for the nine months ended December 31, 2012. Other income mainly consisted of approximately $110,000 of proceeds from insurance claims relating to the accident involving the Ocean LaLa in August 2010 and damages caused by another ship to the Ocean LaLa in an accident at the shipyard in March 2013. After the Ocean LaLa was damaged while sailing in the Taiwan Strait in August 2010, the Ocean LaLa was taken out of service and has remained in dry dock in Tai Chung Port since the accident.  In March 2013, the Ocean LaLa was accidentally struck in the back by another ship at the shipyard.  The damage resulting from this accident is not serious and management decided to settle with the owner of the other ship and accepted $40,000 from it as damages. The Company also sold a portion of its previously written off obsolescent items to a third party amounting to $33,000, and the Company successfully collected a prior court judgment in the amount of $54,000 during the nine months ended December 31, 2013.

Income tax benefit / (provision)

Income tax provision was approximately $7.7 million for the nine months ended December 31, 2013 compared to approximately $17,000 for the nine months ended December 31, 2012. The IRS has concluded its audit of the Company’s returns for the years 2007 through 2010 and has issued an examination report that proposed adjustments of $12.3 million of additional tax liabilities for the years 2008 through 2010. The Company plans to challenge most of the proposed adjustments and is in the process of appealing the proposed adjustments with the IRS. The IRS’s proposed adjustment for the year 2008 is $8.0 million.  The Company has only accrued a federal tax liability of $2.0 million and a CA tax liability of $2.6 million as management believes the portion of the proposed adjustment attributable to dividend income has not been properly allocated.  Should the appeal fail, the Company will need to accrue an additional federal tax liability of $6.0 million and an additional CA tax liability of $1.6 million for the year 2008. The Company has recorded federal and CA tax liabilities of $3.7 million and $1.7 million for the years 2009 and 2010, respectively, which include penalty and interest.

Capital Resources and Liquidity

The following table shows the Company’s sources / (uses) of cash for the nine months ended December 31, 2013 and 2012.

	Nine Months Ended December 31,
	2013	2012
Net cash used in operating activities	$(2,829,123)	$(2,536,306)
Net cash provided by investing activities	2,832,896	3,245,414
Net cash used in financing activities	(319,966)	(62,414)
Effect of exchange rate changes on cash	(30,949)	(654,506)
Net decrease in cash	$(347,142)	$(7,812)

Operating activities

For the nine months ended December 31, 2013, net cash used in operating activities was $2,829,123.  This was primarily due to a net loss of $12,136,225 adjusted by non-cash related expenses that included depreciation of $420,500 and provision for inventory obsolescence of $398,708, which were offset by gains realized from the sale of securities available for sale of $46,408 and an increase in working capital mainly due to the provision for income tax for 2009 and 2010 of $8,069,909.

For the nine months ended December 31, 2012, net cash used in operating activities was $2,536,306.  This was primarily due to a net loss of $2,842,015 adjusted by non-cash related expenses that included depreciation of $833,119 and provision for inventory obsolescence of $498,398, which were offset by gains realized from the sale of securities available for sale of $353,371 and payments of royalty expenses from March 2011 to August 2012 of $1,243,378.

Investing activities

Net cash provided by investing activities for the nine months ended December 31, 2013 was $2,832,896, primarily due to proceeds from the sale of corporate bonds of $4,763,717 which were partially offset by the purchase of $1,933,275 of corporate bonds.

Net cash provided by investing activities for the nine months ended December 31, 2012 was $3,245,414, mainly due to proceeds from the sale of corporate bonds of $24,408,056, which were partially offset by the purchase of $63,752 of property and equipment and the purchase of $21,098,890 of corporate bonds. In order to provide additional cash funds for payments related to the Taiwan building, the Company borrowed a loan of approximately $7.9 million in May 2012, bearing an interest rate of 3% per annum.  As the payments due to Meifu and Transglobe were suspended by the Company, the $7.9 million proceeds of the loan were invested in corporate bonds in order to generate interest income to offset interest expense related to the loan.  During the nine months ended December 31, 2012, such corporate bonds were sold in order to repay the short-term loan.

Financing activities

Net cash used in financing activities for the nine months ended December 31, 2013 was $319,966, due to repayment of a short-term loan for financing of the Company’s current year directors’ and officers’ liability insurance policy.  For more information please see Note 16 to the consolidated financial statements in this Report.

Net cash used in financing activities for the nine months ended December 31, 2012 was $62,414, primarily due to repayment of a short-term loan for financing of the Company’s directors’ and officers’ insurance policy.  A short-term loan of $7,937,289 received from an outside party during the period that was originally obtained to fund the progress payment for the investment property in Taiwan was repaid during the nine months ended December 31, 2012.

Working Capital
	December 31,	March 31,
	2013	2013
Current assets	$10,414,530	$14,476,018
Current liabilities	21,003,786	12,894,157
Working capital (deficiency)	$(10,589,256)	$1,581,861

Historically, cash and cash equivalents and securities available for sale have been the Company’s primary sources of liquidity.  The Company believes its existing cash and cash equivalents will not be sufficient to meet its working capital requirements for the next 12-month period should the Company fail to successfully appeal the proposed adjustments with the IRS amounting to $12.3 million.

There is no assurance that the Company will be able to obtain further funds required for its continued working capital requirements. The ability of the Company to meet its financial obligations and commitments will depend primarily upon the continued financial support of its directors and shareholders, the continued issuance of equity to new shareholders, and its ability to achieve and maintain profitable operations.

There is substantial doubt about the Company’s ability to continue as a going concern as the continuation of the Company’s business is dependent upon obtaining further long -term financing, successfully appealing the proposed adjustment of $12.3 million with the IRS, collection of the Company’s prepayment on development in progress of $20.7 million and achieving a profitable level of operations.  The issuance of additional equity securities by the Company could result in a significant dilution of the equity interests of its current shareholders.  Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments.

Balance Sheet Items

Material changes in the Company’s balance sheet items between December 31, 2013 and March 31, 2013 are discussed below:

Securities Available for Sale

Securities available for sale decreased to $5,401,530 as of December 31, 2013 as compared to $8,320,698 as of March 31, 2013, as the Company sold certain securities to fund operations.

Prepaid expenses

Prepaid expenses increased to $841,986 as of December 31, 2013 as compared to $568,612 as of March 31, 2013.  The increase is mainly due to the prepayment of approximately $687,600 of insurance premiums related to the Company’s directors’ and officers’ insurance policy usually made in December each year.

Non-controlling interest

This item represents the interest in Excalibur and Digital owned by others. Non-controlling interest liabilities increased because both Excalibur and Digital recorded losses from operations during the nine months ended December 31, 2013.

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

Since July 2008, the Company has made loans to Excalibur International Marine Corporation. The loans were primarily used by Excalibur to acquire its vessel, the Ocean LaLa, and to fund operating costs. As of December 31, 2013, the Company had the following outstanding loans to Excalibur. Because the Company consolidates Excalibur, these loans are not included in its consolidated financial statements.

Principal Amount	Interest Rate	Due Date
$1,564,717	0%	Due on demand
$75,000	8%	January 20, 2014
$100,000	8%	January 25, 2014
$120,000	8%	February 1, 2014
$160,000	8%	February 11, 2014
$250,000	8%	February 18, 2014
$45,000	8%	February 28, 2014
$53,784	8%	March 6, 2014
$140,000	8%	March 10, 2014
$17,000	8%	March 18, 2014
$163,290	8%	April 3, 2014
$65,000	8%	April 13, 2014
$75,000	8%	April 27, 2014
$512,000	8%	April 30, 2014
$64,302	8%	May 3, 2014
$34,000	8%	May 4, 2014
$70,000	8%	May 19, 2014
$50,000	8%	May 23, 2014
$52,274	8%	June 4, 2014
$260,000	8%	June 5, 2014
$150,000	8%	June 28, 2014
$70,000	8%	July 1, 2014
$58,720	8%	July 3, 2014
$462,000	8%	July 6, 2014
$58,930	8%	July 25, 2014
$27,080	8%	July 27, 2014
$100,000	8%	July 28, 2014
$62,000	8%	August 15, 2004
$87,460	8%	August 16, 2014
$100,000	8%	August 20, 2014
$40,000	8%	August 30, 2014
$250,000	8%	September 1, 2014
$55,605	8%	September 25, 2014
$70,000	8%	October 11, 2014
$200,000	8%	October 12, 2014
$69,430	8%	October 31, 2014
$5,100	8%	November 1, 2014
$3,390	8%	November 6, 2014
$1,110,000	8%	November 13, 2014
$47,000	8%	November 17, 2014
$44,078	8%	November 18, 2014
$90,000	8%	November 24, 2014
$2,530,000	8%	November 25, 2014
$83,900	8%	November 26, 2014
$60,000	8%	December 15, 2014
$78,320	8%	December 17, 2014
$25,000	8%	December 18, 2014
$51,600	8%	December 23, 2014
$330,000	8%	January 5, 2015
$100,000	8%	January 7, 2015
$54,580	8%	January 15, 2015
$10,345,560

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

From May 2011, the Company started to invest in a real estate project in Taiwan. As of December 31, 2013, payment of NTD600 million, approximately $20.8 million, has been made to the property developers.

The Company also bought securities available for sale to earn interest, and has invested $5.4 million in such securities at December 31, 2013. The unused cash and cash equivalents of $1.4 million at December 31, 2013 will be used in the Company’s daily operations.  The Company has no unused lines of credit or other borrowing facilities and believes that its ongoing operations generate sufficient cash to meet its liquidity requirements.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of December 31, 2013 did not materially change from the amounts set forth in our Annual Report on Form 10-K for the year ended March 31, 2013.

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

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Jack Jie Qin and William E. Sluss, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2013, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Qin and Sluss concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

The Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of its disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

(b)	Changes in Internal Controls.

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 21 to the financial statements included as part of this Report.

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

101
The following materials from the EFT Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, filed on February 19, 2014 formatted in Extensible Business Reporting Language (XBRL):*

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

EFT HOLDINGS, INC.
(Registrant)

Date: February 19, 2014	By:	/s/ Jack Jie Qin
Jack Jie Qin
Principal Executive Officer

	By:	/s/ William E. Sluss
William E. Sluss
Principal Financial Officer

