Form 10-K
period 2014-03-31
EFT Holdings, Inc.
filed 2014-07-15
CIK 1450973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the price of $0.01 per share, which was the closing price of the common stock as reported on the OTC Bulletin Board under the symbol “EFTB” on September 30, 2013, was $238,832 as of such date.

As of July 15, 2014, the registrant had 75,983,201 outstanding shares of common stock.

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

ITEM 1. BUSINESS.

General

The Company was originally incorporated under another name in Nevada on March 19, 1992. In 1999 Jack Jie Qin, the Company’s president and chief executive officer, began selling nutritional and personal care products. In 2000, Mr. Qin formed eFast Team International, Inc. to sell these nutritional and personal care products, many of which are the same, or virtually the same, as the products the Company sells today. The business conducted by eFast Team, which also used an affiliate program similar to the Company’s to sell its products, was eventually transferred to the Company in 2007. The Company formally changed its name to EFT Holdings, Inc. through the merger with a company named QCSC, Inc., which became effective on May 27, 2011.

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

From 2009 through 2012, the Company constructed a factory and water plant to produce bottled natural soda water in Baiquan, Heilongjiang Province, China. The bottled water factory is fully constructed and all manufacturing equipment has been purchased. After obtaining all the required licenses and passing ISO22000 requirements, the factory started production in April 2013, but production was suspended because Tianquan was sued by a contractor who constructed the water plant. The production is expected to resume when the lawsuit is closed.

None of the Company’s vendors account for a significant portion of its business and all of them can be replaced on short notice. The Company does not have any binding commitments or manufacturing agreements with any of its vendors.

Sales

The Company only sells its products through its website and only to “Affiliates.” To become an Affiliate, a customer must be recommended by another Affiliate, make a minimum purchase of $600, and pay $60 for shipping and handling fees. After that point, the new Affiliate is not required to make any additional purchases, pay membership fees, buy products, resell products, recruit others, or attend meetings. Free educational classes are offered to the Company’s Affiliates so they can learn more about the Company’s products and how to use them.

As of June 30, 2014, the Company had 1,257,435 registered Affiliates, most of which were located in China and Hong Kong. As of June 30, 2014, the Company did not have any sales activities in the United States. None of the Company’s Affiliates account for a significant portion of its business.

The Company pays its Affiliates a commission on the products they order from the Company. The commission is approximately 58% of the total dollar amount of the order. Commissions are considered a reduction of the sales price of the Company’s products and are reflected in the Company’s financial statements as a reduction in revenue. The commissions earned by each Affiliate are held in book entry form. The Affiliate can use the commissions to pay for new orders or transfer the commissions to a bank account where they can be withdrawn, in local currency, at automated teller machines (ATMs) in the country where the Affiliate resides. With this process, the Company reduces operating expense and eliminates cumbersome accounting chores such as issuing checks and reconciling bank statements.

Full payment is required in U.S. Dollars prior to shipment of any products. In most cases, once payment is received, products ordered are shipped directly by the Company’s third party manufacturers to the Company’s distribution centers in Hong Kong and China. Once the products are received at the distribution centers, they are shipped to the Affiliate placing the order.

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

Excalibur owned and operated a high speed vessel which, until August 2010, transported passenger and cargo between Taiwan and mainland China through the Taiwan Strait. Excalibur’s vessel, the Ocean LaLa, was capable of carrying up to 370 passengers and 630 tons of cargo. The OceanLaLa made its first voyage in October 2008, sailing from Taichung to Panhu, Taiwan. On August 8, 2010, the Ocean LaLa was damaged when sailing in the Taiwan Strait. As a result of the damage suffered, the Ocean LaLa has been taken out of service.

During the period ended September 30, 2013, Excalibur’s management obtained approval from its shareholders to sell the vessel. In December 2013, Excalibur signed a memorandum of agreement with a potential buyer to sell the Ocean LaLa for a price of $1,500,000. The vessel was delivered to the seller on March 15, 2014 and the title to the vessel was then passed to the buyer on the same date. A commission of 3% based on the purchase price was paid to the broker handling the transaction.

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

On April 1, 2012, the Company assigned network access rights to ToByTo Limited, “ToByTo”, a third-party company. The network access rights to ToByTo Limited include the right to access EFT’s Affiliate database for ToByTo’s marketing campaign, and provides access to EFT’s e-money system to facilitate sales activities. ToByTo, in return, compensates EFT by paying access fees in an amount equal to 10% of the respective enrollment fee of every Affiliate who enters the ToByTo e-phone program or another agreed upon amount. During the year ended March 31, 2014, the Company agreed to waive the access fees in lieu of ToByTo agreeing to purchase a portion of the Company’s overstocked inventory.

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

On April 1, 2012, the Company assigned network access rights to eZGT Limited, a third party. The network access rights to eZGT Limited include the right to access EFT’s Affiliate database for eZGT’s marketing campaign, and provides access to EFT’s e-money system to facilitate sales activities. eZGT Limited, in return, compensates EFT by paying access fees in an amount equal to 10% of the respective enrollment fee of every Affiliate who enters the $300 and $3,000 travel programs or another agreed upon amount. However, for Affiliates who enter the $800 and $8,000 travel programs, eZGT will only pay access fees in the amount of $30 and $300, respectively. During the year ended March 31, 2014, the Company agreed to waive the access fees in lieu of eZGT Limited agreeing to purchase a portion of the Company’s overstocked inventory for an agreed upon period of time.

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

As of March 31, 2014, the Company had five full-time employees at its executive offices in the City of Industry, California, ten full-time employees at its Kowloon, Hong Kong office, one full-time employee at its Taipei, Taiwan office, and 14 full-time employees at its factory in China. The Company adjusts the number of employees from time to time as necessary to meet the demand for its products.

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

Risks Related to the Company’s Business

We have a history of losses, we expect to continue to incur losses and we may never achieve profitability.

The Company reported a net loss of $20,341,700 and a loss from operations of $7,290,646 for the year ended March 31, 2014. The Company reported a net loss of $22,519,529 and loss from operations of $11,508,848 for the year ended March 31, 2013. At March 31, 2014, the Company’s accumulated deficit amounted to $54,963,024. During the year ended March 31, 2014, net cash used by operating activities amounted to $4,340,102. At March 31, 2014, the Company’s working capital deficit amounted to $(9,900,622). The Company expects to continue incurring losses for the foreseeable future and may never achieve or sustain profitability. The Company may need to raise additional capital to penetrate markets for the sales of the Company’s products. The Company believes that it has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means. If the economic climate in the United States does not improve or further deteriorates, the Company’s ability to raise additional capital could be negatively impacted. If the Company is unable to secure additional capital, the Company may be required to take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These measures could cause significant delays in the Company’s efforts to commercialize its products, which are critical to the realization of its business plan and to future operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

The Company leases a 3,367 square foot office in the City of Industry in California that serves as its principal executive offices. The lease expires on February 14, 2015. Pursuant to the lease, the monthly rent was $9,091 per month until February 2014 and $9,455 per month thereafter.

The Company rents a 6,500 square foot office space for its satellite training center in Hong Kong. This office is located at Langham Office Tower, 8 Argyle Street, Suite 3706, Kowloon, Hong Kong SAR. The lease expires on March 31, 2015, with a monthly rental of $30,900.

The Company also rents storage space, generally 3,000 square feet or less, for its satellite training center in Hong Kong. The space is leased for terms of two years. See Note 18 of the Notes to the Consolidated Financial Statements contained in Item 8 for information concerning the amounts the Company is required to pay pursuant to these leases.

The Company also leases 40,000 square meters of land in Yongqin county of Baiquan, Heilongjiang Province, in the People’s Republic of China (the “PRC”) where it has constructed a bottled water factory. The land lease commenced on December 31, 2009 for a term of fifty years, with a yearly land-use right’s fee of $3,865.

The Company rents a 240 square foot office space for its operation in Taiwan. This office is located at No. 376, Ren Ai Road, Da An district, Taipei. The lease expires on December 16, 2014, and the monthly rental is $1,260.

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

Three Months Ended	Low Bid	High Bid

June 30, 2013	$0.01	$0.01
September 30, 2013	$0.01	$0.01
December 31, 2013	$0.01	$0.01
March 31, 2014	$0.01	$0.01

June 30, 2012	$0.08	$0.08
September 30, 2012	$0.04	$0.04
December 31, 2012	$0.02	$0.03
March 31, 2013	$0.01	$0.01

The holders of the Company’s common stock are entitled to one vote per share. The Company’s stockholders do not have preemptive rights to purchase, subscribe for, or otherwise acquire any shares of its common stock.

The Company did not pay any dividends during the two years ended March 31, 2014. The Company’s board of directors is not restricted from paying any dividends but is not obligated to declare a dividend. The Company currently intends to retain all future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends on common stock in the foreseeable future.

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

During the year ended March 31, 2014, the Company did not purchase any shares of its common stock from third parties in a private transaction or in the open market. During the year ended March 31, 2014, none of the Company’s officers or directors, or any of its principal shareholders, purchased any shares of its common stock on its behalf from third parties in a private transaction or as a result of purchases in the open market.

As of March 31, 2014, there were 5,116 record holders of the Company’s common stock.

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

From 2009 through 2012, the Company constructed a factory and water plant to produce bottled natural soda water in Baiquan, Heilongjiang Province, China. The bottled water factory is fully constructed and all manufacturing equipment has been purchased. After obtaining all the required licenses and passing ISO22000 requirements, the factory started production in April 2013, but production was suspended because Tianquan was sued by a contractor who constructed the water plant. The production is expected to resume when the lawsuit is closed.

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

RESULTS OF OPERATIONS

Comparison for the Years Ended March 31, 2014 and 2013

Sales revenue, net

Sales revenues, net of commission expense, decreased to approximately $1,488,000 for the year ended March 31, 2014 from approximately $2,321,000 for the year ended March 31, 2013 primarily due to a decline in sales demand from the Company’s Affiliates. The Company’s policy is to pay commissions to its Affiliates upon receipt of the sales orders even though revenue is not recognized by the Company until later when the products are delivered. Commissions paid to the Company’s Affiliates are considered to be a reduction of the selling prices of its products, and are recorded as a reduction of revenue.

Shipping charges

Shipping charges decreased to $379,000 for the year ended March 31, 2014 from $449,000 for the year ended March 31, 2013 mainly due to the reduction in gross sales.

Access fees

Nil access fees were received for the year ended March 31, 2014 compared to approximately $108,000 for the year ended March 31, 2013 as during the year the Company agreed to waive the access fee for both programs in lieu of both eZGT and ToByTo agreeing to purchase a portion of the Company’s overstocked inventory for an agreed upon period of time.

Cost of goods sold

Cost of goods sold consists of merchandise purchased from vendors. Cost of goods sold decreased to approximately $557,000 for the year ended March 31, 2014 from $669,000 for the year ended March 31, 2013 mainly due to reduction in gross sales. Gross sales of products declined from approximately $4,508,000 to $2,801,000, or 38%. However, cost of sales of products declined by only 14% from approximately $637,000 to $548,000, mainly due to the sale of $183,000 of promotional items that were sold at only a 10% markup for the year ended March 31, 2013 and $173,000 of promotional items that were sold at cost during the year ended March 31, 2014. Despite the items that were sold at discounted prices, cost of goods sold as a percentage of sales was 13.3%, higher than last year by 3.3%, which is attributable to vendor price increases during the year.

Shipping costs

Shipping costs consist of freight charges from the U.S. warehouse and/or vendors to the Company’s logistic facility in China.  Shipping costs increased to approximately $45,000 for the year ended March 31, 2014 from approximately $9,000 for the year ended March 31, 2013, mainly attributable to the transfer of more goods from the U.S. warehouse to China during the year.

Operating cost – Excalibur

Operating costs – Excalibur decreased to approximately $395,000 for the year ended March 31, 2014 from approximately $1,016,000 for the year ended March 31, 2013 mainly due to lower depreciation expense for the Ocean LaLa as a result of the Company’s previous recording of $5.5 million of impairment losses during the fiscal year ended March 31, 2013. In addition, during the quarter ended September 30, 2013, the Company reclassified this asset as held for sale and did not record any depreciation expense related to the Ocean LaLa in subsequent periods.

Gross profit

Gross profit decreased to approximately $870,000 for the year ended March 31, 2014 compared to $1,185,000 for the year ended March 31, 2013. Gross profit, as a percentage of total revenue, was 47% during the year ended March 31, 2014 compared with 41% during the year ended March 31, 2013. The increase in gross profit as a percentage of total revenue was mainly due to the reduction in operating costs of Excalibur. The reduction of operating costs of Excalibur was partially offset by higher cost of goods sold and shipping costs related to product sales for the period.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to approximately $6,772,000 for the year ended March 31, 2014 compared to approximately $6,067,000 for the year ended March 31, 2013, mainly due an increase in legal fees associated with several ongoing legal actions in both the US and Asia. Please refer to the notes to the financial statements for details related to these ongoing legal efforts. Legal fees increased to $1,530,066 for the year ended March 31, 2014, compared to $519,967 for the year ended March 31, 2013.

Impairment of transportation equipment

The Company recorded approximately $5,478,000 of impairment for transportation equipment for the year ended March 31, 2013. No impairment loss for transportation equipment was recorded as of March 31, 2014 as the vessel was sold in March 2014.

Inventory obsolescence

Inventory obsolescence increased to approximately $888,000 for the year ended March 31, 2014 as compared to $649,000 for the year ended March 31, 2013, mainly due to slower sales of the Company’s overstocked products during the year. The Company continues to make an ongoing effort to maintain acceptable inventory levels by reducing overstocked and nearly obsolescent items.

Royalty expenses

Royalty expenses for both years ended March 31, 2014 and 2013, were $500,000. Royalties payable to EFT Assets are equal to a percentage of the Company’s gross sales based on certain threshold criteria, with a minimum annual royalty of $500,000. See note 8 to the consolidated financial statements in this Annual Report for further information.

Interest income

Interest income decreased to approximately $289,000 for the year ended March 31, 2014 as compared to approximately $606,000 for the year ended March 31, 2013. Interest income decreased mainly due to a decline in the amount of investments in corporate bonds as compared to the previous year.

Interest expenses

Interest expenses increased to approximately $1,473,000 for the year ended March 31, 2014 as compared to approximately $124,000 for the year ended March 31, 2013. The significant increase in interest expenses is mainly due to Excalibur having been ordered to pay to Ezone Euro 2 million plus interest at a rate of 4.5% from August 2008 until the date of payment, resulting in approximately $662,000 of interest expense accrued for the year ended March 31, 2014, and including interest of $800,000 on underpayment of tax liabilities for the years 2008 to 2010.

Gain on disposal of fixed assets

Gain on disposal of fixed assets increased to approximately $453,000 for the year ended March 31, 2014 compared to a loss of $13,000 for the year ended March 31, 2013, mainly due to the disposal of the vessel, Ocean LaLa, in March 2014.

Gain on disposal of securities available for sale

Gain on disposal of securities available for sale decreased to approximately $51,000 for the year ended March 31, 2014 compared to $390,000 for the year ended March 31, 2013 mainly due to last year’s gains associated with the liquidation of funds invested by the Company originally obtained from a loan of approximately $7.9 million in May 2012, in order to provide additional cash funds for payments related to the Taiwan building. However, due to the suspension of payments by the Company to Meifu and TransGlobe, the $7.9 million proceeds of the loan were invested in corporate bonds in order to generate interest income to offset interest expense related to the loan. In addition, the Company realized profits from the sales of certain securities held in the United States.

Write-off and impairment of prepayment on development in progress

As required by U.S. GAAP, the Company performed an impairment analysis related to the prepayment on development in progress asset and recorded an impairment of approximately $8,966,000 , related to this asset based on this analysis for the year ended March 31, 2014. The Company performed a similar analysis for the year ended March 31, 2013 and recorded an impairment of approximately $11,227,000. Notwithstanding such impairments, the Company and its subsidiary EFT Investment have continued to vigorously pursue the recovery of the full value of the prepayment on the development in progress asset.

Other income

Other income increased to $241,000 for the year ended March 31, 2014 as compared to approximately $20,000 for the year ended March 31, 2013. Other income mainly consisted of approximately $110,000 of proceeds from insurance claims relating to the accident involving the Ocean LaLa in August 2010 and damages caused by another ship to the Ocean LaLa in an incident that occurred at the shipyard where the Ocean LaLa was docked in March 2013. After the Ocean LaLa was damaged while sailing in the Taiwan Strait in August 2010, the Ocean LaLa was taken out of service and has remained in dry dock in Tai Chung Port since the accident. In March 2013, the Ocean LaLa was accidentally struck in the back by another ship at the shipyard. The damage resulting from this accident is not serious and management decided to settle with the owner of the other ship and accepted $40,000 from it as damages. The Company also sold a portion of its previously written off obsolescent items to a third party amounting to $57,000, and the Company successfully collected a prior court judgment in the amount of $54,000 during the year ended March 31, 2014.

Income tax expenses

In December 2013, the IRS concluded its audit of the Company’s returns for the years 2007 through 2010 and issued an examination report that proposed adjustments of $12.3 million of additional tax liabilities for the years 2008 through 2010. As a result of this report, the Company increased its income tax liability to $8.6 million during the quarter ended December 31, 2013. Even though the Company increased its income tax provision as a result of this report, the Company continued to challenge the IRS findings.

After receiving further information from the Company subsequent to the issuance of its original report, the IRS reversed its position on a major issue and has issued a revised report which significantly reduced the amount of tax the Company owes. Accordingly, the Company has revised its provision for income taxes and has reversed $4.1 million of the original provision recorded previously.

Income tax expense was approximately $3.6 million for the year ended March 31, 2014 compared to approximately $636,000 for the year ended March 31, 2013. As discussed above, the IRS has revised its audit report of the Company’s returns for the years 2008 through 2010 and has reduced its proposed adjustments from $12.3 million to $3.6 million of additional tax liabilities for the years 2008 through 2010. The Company plans to continue to challenge most of the remaining proposed adjustments as set forth in the revised report and is in the process of appealing the proposed adjustments with the IRS. The Company has recorded federal and California state tax liabilities of $3.0 million and $0.8 million for the years 2008 through 2010.

Capital Resources and Liquidity

The following table reflects the Company’s sources / uses of cash for the two years ended March 31, 2014.

	Year Ended March 31,
	2014	2013
Net cash used in operating activities	$(4,340,102)	$(4,480,430)
Net cash provided by investing activities	5,015,698	2,042,663
Net cash used in financing activities	(575,700)	(251,234)
Effect of exchange rate changes on cash	(103,056)	74,754
Net decrease in cash	$(3,160)	$(2,614,247)

Operating activities:

During the year ended March 31, 2014, net cash used in operating activities was $4,340,102. This was primarily due to a net loss of $20,341,700 adjusted by non-cash related expenses that included depreciation expense of $483,609, provision of inventory obsolescence of $888,320, impairment loss of property in development of $8,966,004, and a decrease in working capital related to recording of additional provision for income taxes for 2008 to 2010 of $4,375,949, which was partially offset by gains realized from the sale of securities available for sale of $51,069 and gain from disposal of fixed assets of $459,910.

During the year ended March 31, 2013, net cash used in operating activities was $4,480,430. This was primarily due to a net loss of $22,519,529 adjusted by non-cash related expenses that included depreciation of $1,096,648, provision of inventory obsolescence of $649,080, recorded impairment losses of approximately $5,477,847 associated with the Company’s investment in Excalibur and $11,227,065 related to the prepayment on property development in progress, which were offset by gains realized from the sale of securities available for sale of $390,211 and an increase in accounts payable of $1,391,990 mainly related to the payments of royalty expenses for the prior periods from March 2011 to March 2012.

Investing activities:

Net cash provided by investing activities for the year ended March 31, 2014 was $5,015,698, primarily due to proceeds from the sale of corporate bonds of $6,705,450 and proceeds from the disposal of fixed assets of $1,471,028, which were partially offset by the purchase of $3,154,172 of corporate bonds and the acquisition of fixed assets of $6,608.

Net cash provided by investing activities for the year ended March 31, 2013 was $2,042,663, mainly due to proceeds from the sale of corporate bonds of $26,555,701, which were partially offset by the purchase of $44,714 in property and equipment and the purchase of $24,468,324 of corporate bonds. In order to provide additional funding to the Company’s subsidiary EFT Investment related to the Taiwan building, the Company borrowed approximately $7.9 million from a third party in May 2012, bearing an interest rate of 3% per annum. As the option to purchase the building was not exercised by EFT Investment, the $7.9 million of proceeds from the loan were invested in corporate bonds in order to generate interest income to offset interest expense related to the loan. During the three-months ended December 31, 2012, the respective corporate bonds were sold in order to repay the short-term loan.

Financing activities:

Net cash used in financing activities for the year ended March 31, 2014 was $575,700, due to the repayment of a short-term loan for financing the Company’s current year directors’ and officers’ liability insurance policy. For more information please see Note 15 to the consolidated financial statements in this report.

Net cash used in financing activities for the year ended March 31, 2013 was $251,234, due to repayment of a short-term loan for financing of the Company’s current year directors’ and officers’ liability insurance policy. A short-term loan of $7,937,289 received from a third party in May 2012 was originally obtained to fund the possible exercise of EFT Investment’s option to purchase the office building in Taiwan. Since EFT Investment did not exercise its option to purchase the building, the loan was repaid within six months.

Working Capital:

	March 31, 2014	March 31, 2013
Current assets	$8,228,362	$13,241,018
Current liabilities	(18,128,984)	(12,894,157)
Working capital / (deficiency)	$(9,900,622)	$346,861

Historically, cash and cash equivalents and securities available for sale have been the Company’s primary sources of liquidity. The Company believes its existing cash and cash equivalents will not be sufficient to meet its working capital requirements for the next 12-month period should the Company fail to successfully appeal the proposed adjustments with the IRS amounting to $3.6 million plus accrued interest and penalties.

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

There is substantial doubt about the Company’s ability to continue as a going concern as the continuation of the Company’s business is dependent upon obtaining further long-term financing, successfully appealing the proposed adjustment of $3.6 million with the IRS, collection of the Company’s prepayment on development in progress of $20.7 million and achieving a profitable level of operations. The issuance of additional equity securities by the Company could result in a significant dilution of the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments.

Balance Sheet Items

Material changes in the Company’s balance sheet items between March 31, 2014 and March 31, 2013 are discussed below:

Securities Available for Sale

Securities available for sale decreased to $4,662,020 for the year ended March 31, 2014 compared to $8,320,698 for the year ended March 31, 2013, as the Company sold certain securities to fund operations.

Inventories

Inventory decreased to $618,919 at March 31, 2014 compared to $2,029,017 at March 31, 2013 due to the sale of overstocked or products nearing expiration during the year to third parties, since the Company only orders products on an “as needed” basis to avoid overstocking and lower inventory levels are adequate to meet the current demand. In addition, the provision for inventory obsolescence or overstocked items increased to $919,837 due to lower than expected sales demand.

Property and Equipment

Property and equipment decreased to $1,101,489 for the year ended March 31, 2014 compared to $2,616,217 for the year ended March 31, 2013, as a result of scheduled depreciation expense being recorded and the final disposal of the transportation equipment, which had a fair value of $1,235,000 in prior year.

Prepayment on development in progress

The Company’s wholly-owned subsidiary, EFT Investment Co. Ltd, entered into two sets of agreements with the seller of the office building on May 31, 2011 to secure what its former General Manager represented to be an option to purchase an office building, located in Taipei, Taiwan. As of March 31, 2014, option payments of NTD600 million, equivalent to approximately $20.8 million, have been made to the sellers. As required by U.S. GAAP, the Company performed an impairment analysis related to the prepayment on the development in progress asset and recorded impairment of approximately $8,966,000 and $11,227,000 related to this asset based on the analysis for the years ended March 31, 2014 and 2013, respectively. See Notes 9 and 20 to the consolidated financial statements included as part of this Report for more information.

Accounts Payable

Accounts payable increased to $1,189,494 at March 31, 2014 compared to $907,966 at March 31, 2013, as a result of some legal fee invoices received near year end.

Commission Payable

Commission payable slightly decreased to $3,884,774 at March 31, 2014 compared to $4,155,155 at March 31, 2013 due to lower commissions earned by Affiliates this year compared to last year.

Contingent Liabilities

Contingent liabilities increased to $3,615,438 at March 31, 2014 compared to $2,631,579 at March 31, 2013 mainly due to Excalibur having been ordered to pay to Ezone Euro 2 million plus interest at a rate of 4.5% from August 2008 until the date of payment resulting in approximately $662,000 of interest expense accrued for the year ended March 31, 2014.

Other liabilities

Other liabilities increased to $5,804,279 at March 31, 2014 compared to $1,340,322 at March 31, 2013 mainly due to recording of tax liabilities of approximately $4,376,000, which includes penalty and interest, as a result of preliminary findings from the IRS audit.

Unearned Revenue

Unearned revenue slightly decreased to $3,268,916 at March 31, 2014 compared to $3,490,976 at March 31, 2013. The recording of unearned revenue results from temporary delays associated with the recognition of revenue related to the sale of products or services to Affiliates. In addition, $1,286,450 and $1,655,526 of unearned revenue relates to Affiliates who have enrolled in ToByTo and eZGT Reward programs, respectively, that have not yet qualified to receive the Company’s rewards.

Non-controlling interest

This item represents the interest in Excalibur and Digital owned by others. Non-controlling interest increased because both Excalibur and Digital recorded losses during the year ended March 31, 2014.

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

Since July 2008, the Company has made loans to Excalibur aggregating approximately $6.78 million, which bear interest at 8% per annum and are due from July 2014 to June 2015. The loans were primarily used by Excalibur to acquire its vessel, the OceanLaLa, and to fund operating costs. Because the Company consolidates Excalibur, these loans are not included in its consolidated financial statements.

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

From May 2011, the Company’s Taiwan subsidiary EFT Investment entered into agreements to secure an option to invest in a real estate project in Taiwan. As of March 31, 2014, option payments of NTD600 million, or approximately US$20.8 million, have been made to the property developers. As required by U.S. GAAP, the Company performed an impairment analysis related to the prepayment on development in progress asset and recorded an impairment of approximately $8,966,000 related to this asset based on this analysis for the year ended March 31, 2014. The Company performed a similar analysis for the year ended March 31, 2013 and recorded an impairment of approximately $11,227,000.

The Company also bought securities available for sale to earn interest, and has invested $4.7 million in such securities at March 31, 2014.

The unused cash and cash equivalents of $1.7 million at March 31, 2014 will be used in the Company’s daily operations. The Company has no unused lines of credit or other borrowing facilities and believes that its ongoing operations generate sufficient cash to meet its liquidity requirements.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $9,900,622 as of March 31, 2014, reported a net loss of $20,341,700 for the year ended March 31, 2014 and did not generate cash from operations for the year ended March 31, 2014. At March 31, 2014, the Company’s accumulated deficit amounted to $54,963,024. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital from external sources in order to continue the long-term efforts contemplated under its business plan. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Russell E. Anderson, CPA Russ Bradshaw, CPA William R. Denney, CPA Sandra Chen, CPA 5296 S. Commerce Dr Suite 300 Salt Lake City, Utah 84107 USA (T) 801.281.4700 (F) 801.281.4701 abcpas.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

EFT Holdings, Inc.

17800 Castleton St., Suite 300

City of Industry, CA

We have audited the accompanying consolidated balance sheets of EFT Holdings, Inc. and Subsidiaries (the Company) as of March 31, 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Anderson Bradshaw, PLLC

Salt Lake City, Utah

July 10, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

EFT Holdings, Inc.

We have audited the accompanying consolidated balance sheet of EFT Holdings, Inc. and subsidiaries (the “Company”) as of March 31, 2014 and the related consolidated statement of operations, comprehensive income (loss), stockholders’ equity (deficiency), and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audit of the consolidated financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EFT Holdings, Inc. and subsidiaries as of March 31, 2014 and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in Note 2 to the accompanying financial statements, the Company has negative working capital of $9,900,622 and an accumulated deficit of $54,963,024 of as of March 31, 2014, reported a net loss of $20,341,700 and did not generate cash from operation for the year ended March 31, 2014. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Paritz & Company, P.A.

Hackensack, New Jersey

July 15, 2014

EFT HOLDINGS, INC.

Consolidated Balance Sheets

	March 31, 2014	March 31, 2013

ASSETS
Current assets
Cash and cash equivalents	$1,729,110	$1,732,270
Securities available for sale	4,662,020	8,320,698
Inventories	618,919	2,029,017
Prepaid expenses	620,597	568,612
Other receivables	597,716	590,421
Total current assets	8,228,362	13,241,018

Restricted cash	207,165	209,284
Property and equipment, net	1,101,489	2,616,217
Prepayment on developments in progress	-	8,987,023
Security deposit	422,631	436,682
Total assets	$9,959,647	$25,490,224
LIABILITIES AND EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$1,189,494	$907,966
Commission payable	3,884,774	4,155,155
Other liabilities	5,804,279	1,340,322
Unearned revenues	3,268,916	3,490,976
Short-term loan	319,245	319,966
Due to related parties	46,838	48,193
Contingent liabilities	3,615,438	2,631,579
Total liabilities	18,128,984	12,894,157

Equity
EFT Holdings, Inc. stockholders' equity (deficiency):
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value, 4,975,000,000 shares authorized, 75,983,201 shares issued and outstanding at March 31, 2014 and 2013	760	760
Additional paid in capital	52,854,891	52,854,891
Retained deficit	(54,963,024)	(34,936,854)
Accumulated other comprehensive income	680,052	1,107,442
Total EFT Holdings, Inc. stockholders' equity (deficiency)	(1,427,321)	19,026,239
Non-controlling interests	(6,742,016)	(6,430,172)
Total equity (deficiency)	(8,169,337)	12,596,067

Total liabilities and equity (deficiency)	$9,959,647	$25,490,224

The accompanying notes are an integral part of these audited consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Operations

	Year Ended
	March 31, 2014	March 31, 2013

Sales revenues, net	$1,487,791	$2,320,765
Shipping charges	378,887	448,947
Access fees	-	108,300
	1,866,678	2,878,012
Cost of goods sold	556,875	668,556
Shipping costs	45,324	8,694
Operating costs – Excalibur	394,691	1,015,864
	996,890	1,693,114
Gross profit	869,788	1,184,898
Operating expenses:
Selling, general and administrative expenses	6,772,114	6,066,819
Impairment of transportation equipment	-	5,477,847
Provision for inventory obsolescence	888,320	649,080
Royalty expenses	500,000	500,000
Total operating expenses	8,160,434	12,693,746
Net operating loss	(7,290,646)	(11,508,848)

Other income/(expense)
Interest income	288,993	606,128
Interest expense	(1,473,005)	(123,754)
Gain / (loss) on disposal of fixed assets	452,566	(13,456)
Gain on disposal of securities available for sale
(includes $135,876 and $3,846 accumulated other comprehensive income
reclassifications for unrealized net gains on securities available for sale for the years ended March 31, 2014 and 2013, respectively)	51,069	390,211
Dividend income	-	26,655
Write-off and impairment of prepayment on development in progress	(8,966,004)	(11,227,065)
Foreign exchange loss	(63,654)	(43,998)
Other losses	(20,805)	(9,680)
Other income	241,096	19,975
Total other expense	(9,489,744)	(10,374,984)

Net loss before income taxes and non-controlling interest	(16,780,390)	(21,883,832)
Income taxes expense	(3,561,310)	(635,697)
Net loss	(20,341,700)	(22,519,529)
Non-controlling interests	315,530	3,353,844
Net loss attributable to EFT Holdings, Inc.	$(20,026,170)	$(19,165,685)
Net loss per common share attributable to EFT Holdings, Inc.
Basic and diluted	$(0.26)	$(0.25)
Weighted average common shares outstanding
Basic and diluted	75,983,201	75,983,201

The accompanying notes are an integral part of these audited consolidated financial statements

EFT HOLDINGS, INC.

Consolidated Statements of Comprehensive Income / (Loss)

	Year Ended
	March 31, 2014	March 31, 2013

Net loss	$(20,341,700)	$(22,519,529)

Other comprehensive income/(loss)
Foreign currency translation adjustment	(265,235)	838,521
Unrealized loss on securities available for sale	(158,469)	(70,605)
Comprehensive loss	(20,765,404)	(21,751,613)
Less: Comprehensive income/(loss) attributable to non-controlling interests	(311,844)	(2,984,939)
Comprehensive loss attributable to EFT Holdings, Inc.	$(20,453,560)	$(18,766,674)

The accompanying notes are an integral part of these audited consolidated financial statements

EFT HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

					Accumulated
			Additional	Retained	Other		Total
	Common Stock		Paid-In	Earnings	Comprehensive	Non-Controlling	Stockholders'
	Shares	Amount	Capital	(Deficits)	Income(Loss)	Interests	Equity

BALANCE, MARCH 31, 2012	75,983,201	$760	$52,854,891	$(15,771,169)	$708,431	$(3,445,233)	$34,347,680
Comprehensive income:
Net loss	-	-	-	(19,165,685)	-	(3,353,844)	(22,519,529)
Unrealized gain on securities available for sale	-	-	-	-	(70,605)	-	(70,605)
Foreign currency translation adjustment	-	-	-	-	469,616	368,905	838,521
Total comprehensive loss	-	-	-	-	-	-	(21,751,613)

BALANCE, MARCH 31, 2013	75,983,201	$760	$52,854,891	$(34,936,854)	$1,107,442	$(6,430,172)	$12,596,067
Comprehensive income:
Net loss	-	-	-	(20,026,170)	-	(315,530)	(20,341,700)
Unrealized loss on securities available for sale	-	-	-	-	(158,469)	-	(158,469)
Foreign currency translation adjustment	-	-	-	-	(268,921)	3,686	(265,235)
Total comprehensive loss	-	-	-	-	-	-	(20,765,404)

BALANCE, MARCH 31, 2014	75,983,201	$760	$52,854,891	$(54,963,024)	$680,052	$(6,742,016)	$(8,169,337)

The accompanying notes are an integral part of these audited consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Year Ended
	March 31, 2014	March 31, 2013

Cash flows from operating activities:
Net loss	$(20,341,700)	$(22,519,529)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	483,609	1,096,648
Gain from securities available for sale	(51,069)	(390,211)
Stock dividends	-	(6,098)
Impairment of transportation equipment	-	5,477,847
Provision for inventory obsolescence	888,320	649,080
Loss on disposal of fixed assets	(459,910)	13,456
Write-off and impairment of prepayment on development in progress	8,966,004	11,227,065
Changes in operating assets and liabilities:
Inventories	521,835	670,996
Prepaid expenses	522,154	374,217
Other receivables	(6,968)	(262,853)
Accounts payable	276,929	(1,391,990)
Commission payable	(270,382)	(196,265)
Other liabilities	4,471,278	722,737
Unearned liabilities	(222,060)	54,470
Contingent liabilities	881,858	-
Net cash used in operating activities	(4,340,102)	(4,480,430)

Cash flows from investing activities:
Additions to fixed assets	(6,608)	(44,714)
Proceeds from disposal of fixed assets	1,471,028	-
Purchase of securities available for sale	(3,154,172)	(24,468,324)
Proceeds from securities available for sale	6,705,450	26,555,701
Net cash provided by investing activities	5,015,698	2,042,663

Cash flows from financing activities:
Repayment of installment plan	(571,921)	(251,234)
Restricted cash	(3,779)	-
Proceeds from short-term loans	-	7,937,289
Repayment of short-term loans	-	(7,937,289)
Net cash used in financing activities	(575,700)	(251,234)
Effect of exchange rate changes on cash	(103,056)	74,754
Net decrease in cash	(3,160)	(2,614,247)
Cash, beginning of year	1,732,270	4,346,517
Cash, end of year	$1,729,110	$1,732,270

Supplemental disclosures of cash flow information:
Income taxes paid in cash	$14,549	$15,324
Interest paid in cash	$7,963	$133,754

Non-cash investing and financing activities:
Financing of directors’ and officers’ insurance through installment loan	$571,200	$571,200

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

The Company’s business is classified by management into three reportable segments: online, beverage and transportation. These reportable segments are three distinct businesses, each with a different customer base, marketing strategy and management structure. Substantially all of the Company’s revenue is generated from Mainland China.

The online business reportable segment is an aggregation of the Company’s online operating segments, which are organized to sell the Company’s products to “Affiliates” through its website. To become an Affiliate, a customer must be recommended by another Affiliate, make a minimum purchase of $600, and pay $60 for shipping and handling fees. The Company, through its subsidiaries, uses the internet as its “storefront” and business platform to sell and distribute American brand products consisting of 27 different nutritional products, some of which are oral sprays, 21 different personal care products, an environmentally protective automotive product, an environmentally friendly house cleaner and a flip top portable drinking container. The Company also assigned network access rights to third-party companies, which, in return, compensate EFT by paying access fees in an amount equal to 10% of the respective enrollment fee of every Affiliate who enters the e-phone and traveler program. For Affiliates that enter the $800 and $8,000 travel programs, an access fee in the amount of $30 and $300, respectively, will be paid. During the year ended March 31, 2014, the Company agreed to waive the access fees in lieu of third-party companies agreeing to purchase a portion of the Company’s overstocked inventory for an agreed upon period of time.

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

The beverage reportable segment derives revenue and expenses from the bottled water factory in Baiquan, Heilongjiang Province, China. This bottled water factory started production in April 2013, but production was suspended because Tianquan was sued by a contractor who constructed the water plant. The production is expected to resume when the lawsuit is closed and final.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reclassification

Certain amounts have been reclassified to conform with the current year presentation. The amounts reclassified did not have an effect on the Company’s results of operations or stockholders’ equity.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $9,900,622 as of March 31, 2014, reported a net loss of $20,341,700 for the year ended March 31, 2014 and did not generate cash from operations for the year ended March 31, 2014. At March 31, 2014, the Company’s accumulated deficit amounted to $54,963,024. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital from external sources in order to continue the long-term efforts contemplated under its business plan. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned except for Excalibur International Marine Corporation (“Excalibur”). All inter-company accounts and transactions have been eliminated in consolidation. The Company consolidates Excalibur based on a three-month lag with the Company’s reporting periods as discussed in Note 10.

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

Stock Issued to Officers or Employees

During the two years ended March 31, 2014, the Company did not issue any stock options or warrants to its officers or employees nor were there any outstanding warrants or options held by officers or employees as of March 31, 2014.

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

Revenue / Unearned Revenue

The Company’s revenue recognition policy is in accordance with the requirements of Staff Accounting Bulletin, “SAB,” No. 104, Revenue Recognition, “SAB 104,” ASC Topic 605, Accounting for Consideration Given by a Vendor to a Customer, Including a Reseller of the Vendor’s Products, and other applicable revenue recognition guidance and interpretations. Sales revenue is recognized when a formal arrangement exists with the customers, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Commissions paid to the Company’s Affiliates are considered to be a reduction of the selling prices of its products, and are recorded as a reduction of revenue. The Company’s policy is to pay out commission to Affiliates upon receipt of sales orders even before revenue can be recognized.

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

As of March 31, 2014, the Company’s estimated warranty expense was as follows:

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

The following table shows net income per share calculation for the two years ended March 31, 2014:

	Year Ended March 31,
	2014	2013
Historical Numerator:
Net loss attributable to EFT Holdings, Inc.	$(20,026,170)	$(19,165,685)
Denominator:
Weighted-average shares used for basic and diluted net income per share	75,983,201	75,983,201
Basic and diluted net loss per share	$(0.26)	$(0.25)

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

The Company’s business is classified by management into three reportable business segments: online, beverage and transportation. These reportable segments are three distinct businesses, each with a different customer base, marketing strategy and management structure. The online business reportable segment is an aggregation of the Company’s online operating segments, which are organized to sell the Company’s products to Affiliates through its websites. The online business reportable segment derives revenue from the sales of nutritional products, personal care products, EFT-phones and access fee to its network platform. The transportation business reportable segment derives revenue from transport passengers and cargo between Taiwan and Mainland China through the Taiwan Strait. The beverage business reportable segment derives revenue and expense from the bottled water factory in Mainland China. Substantially all of the Company’s revenue is generated from Mainland China. Unallocated items comprise mainly corporate expenses and corporate assets.

Recent accounting pronouncements

In April 2014, the FASB issued amendments to ASC Topic 205 “Presentation of Financial Statements” and ASC Topic 360 “Property, Plant and Equipment”. The amendments change the current requirements for reporting discontinued operations in Subtopic 205-20. It requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability section, respectively, of the statement of financial position. This topic is effective for public entities for reporting periods beginning after December 15, 2014. An entity should not apply the amendments to a component classified as held for sale before the effective date even if the component of an entity is disposed of after the effective date. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The Company does not believe the adoption of the amendments to ASC 205 and ASC 360 will have a material effect on its consolidated financial statements.

There are no other new accounting pronouncements adopted or enacted during the year ended March 31, 2014 that had, or are expected to have, a material impact on the Company’s financial statements.

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

As discussed in Note 7, the Company’s investment in the transportation equipment of Excalibur has been valued at fair value, on a non-recurring basis, using Level 3 – unobservable inputs, to reflect the Company’s estimate that the net book value of the transportation equipment owned by Excalibur exceeded its market value. Accordingly, on a non-recurring basis, using Level 3 – unobservable inputs, for the years ended March 31, 2014 and 2013, the Company recorded impairment losses of nil and $5.5 million, respectively.

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

Assets measured at fair value are summarized below:

March 31, 2014
Level 1
	Quoted Prices	Level 2
	In Active	Significant	Level 3
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
Securities available for sale
- Corporate bonds	$4,662,020	$-	$-	$4,662,020
CTX Virtual Technologies	-	-	-	-
Total assets measured at fair value	$4,662,020	$-	$-	$4,662,020

	March 31, 2013
	Level 1
	Quoted Prices	Level 2
	In Active	Significant	Level 3
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Total
Securities available for sale
- Corporate bonds	$8,320,698	$-	$-	$8,320,698
Transportation equipment of Excalibur	-	-	1,235,000	1,235,000
CTX Virtual Technologies	-	-	-	-
Total assets measured at fair value	$8,320,698	$-	$1,235,000	$9,555,698

Note 4 – SECURITIES AVAILABLE FOR SALE

Securities available for sale consist of the following:

	March 31, 2014
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Duration (1)
Corporate bonds	$1,786,057	$23,069	$(26,346)	$1,782,780	2.56
Corporate notes	998,750	-	(23,750)	975,000	3.56
Variable rate notes	1,943,785	21,080	(60,625)	1,904,240	Perpetual
Total debt securities	$4,728,592	$44,149	$(110,721)	$4,662,020

	March 31, 2013
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Duration (1)
Corporate bonds	$4,823,609	$177,686	$(61,786)	$4,939,509	2.56
Corporate notes	2,006,092	12,607	(20,630)	1,998,069	6.30
Variable rate notes	607,500	-	(14,220)	593,280	9.83
Corporate high-yield bonds	791,600	-	(1,760)	789,840	9.61
Total debt securities	$8,228,801	$190,293	$(98,396)	$8,320,698

(1) Average remaining duration to maturity, in years

All securities were classified as available for sale as of each date presented.

The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, as of March 31, 2014:

	Less than 1 year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Loss
Corporate bonds	207,549	(4,620)	1,046,931	(21,726)	1,254,480	(26,346)
Corporate notes	-	-	975,000	(23,750)	975,000	(23,750)
Variable rate notes	-	-	937,500	(60,625)	937,000	(60,625)
Total debt securities	$207,549	$(4,620)	$2,959,431	$(106,101)	3,166,980	$(110,721)

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

There were 91 securities in an unrealized loss position at March 31, 2014. Management does not intend to sell any of the securities classified as available for sale which have unrealized losses and believes that it is not likely that the Company will have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased and are not the result of deteriorated credit quality. The fair value is expected to recover as the bonds approach their maturity or re-pricing date or if market yields for such investments decline. Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.

Investment securities with a book value of $6,654,381 were sold during the year ended March 31, 2014. The Company recognized a gain of $51,069 on the sale of those securities.

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

The components of inventories were as follows:

	March 31,	March 31,
	2014	2013

Raw material and supplies	43,407	47,743
Finished goods	1,495,349	2,426,069
	1,538,756	2,473,812
Less: Provision for inventory obsolescence	(919,837)	(444,795)
	$618,919	$2,029,017

Note 6 - RESTRICTED CASH

On August 20, 2009, Taiwan Taipei district court froze Excalibur’s cash of NTD 6,192,147, equivalent to $207,165, as a result of a lawsuit filed by Marinteknik Shipbuilders (S) Pte Ltd (a Singapore company) against Excalibur in the Taiwan Taichung District Court. The lawsuit claims Excalibur owes service fees and out-of-pocket expenses of NTD 8,050,832, equivalent to $264,222, to Marinteknik Shipbuilder (S) Pte Ltd. The restricted cash remained unchanged for the two years ended March 31, 2014, except as a result of changes in foreign exchange rates.

Note 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	March 31,
	2014	2013

Transportation equipment	-	7,470,440
Leasehold improvements	443,742	524,006
Automobiles	214,235	243,113
Property and plant	945,806	945,806
Computer equipment	124,439	128,127
Furniture and fixtures	90,576	95,642
Machinery and equipment	363,997	368,618
	2,182,795	9,775,752
Less: Accumulated depreciation	(1,081,306)	(7,159,535)
	$1,101,489	$2,616,217

For the two years ended March 31, 2014, depreciation expense was $483,609 and $1,096,648, respectively.

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

The following table summarizes the carrying value of the Ocean LaLa as of September 30, 2013 and December 31, 2012:

*NTD: New Taiwan Dollar	Transportation equipment
	September 30, 2013		December 31, 2012
	NTD*	USD	NTD*	USD
Original cost	550,026,267	18,607,113	550,026,267	18,933,779
Less: impairment loss made in 2011	(171,472,850)	(5,800,841)	(171,472,850)	(5,902,680)
Less: impairment loss made in 2013	(161,537,135)	(5,464,720)	(161,537,135)	(5,560,659
	217,016,282	7,341,552	217,016,282	7,470,440
Less: Accumulated depreciation	(187,441,820)	(6,341,063)	(181,139,532)	(6,235,440)
Net carrying value	29,574,462	1,000,489	35,876,750	1,235,000

During the period ended September 30, 2013, Excalibur’s management obtained approval from its shareholders to sell the vessel. The transportation equipment was then classified as held for sale as it met all the criteria outlined by ASC 360-10-45-9. In December 2013, Excalibur signed a memorandum of agreement with a potential buyer to sell the Ocean LaLa for $1,500,000. The vessel was delivered to the seller on March 15, 2014 and the title to the vessel was then passed to the buyer on the same date. A commission of 3% based on the purchase price was paid to the broker handling the transaction. A gain on disposal of NTD 13,915,488, equivalent to $467,590, has been recognized for the subsequent increase in selling price less cost to sell the vessel, but not in excess of the cumulative impairment loss recognized in accordance with ASC 360.

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

The Company uses the “EFT” name, a trademark owned and licensed to it by EFT Assets Limited, a Company that Wendy Qin, a director of EFT International Ltd., serves as a director. The Company is required to pay an annual royalty to EFT Assets equal to a percentage of its gross sales for the previous fiscal year. The percentage is 5% for the first $30 million in gross sales, 4% for the $10 million in gross sales in excess of $30 million, 3% for the $10 million in gross sales in excess of $40 million; 2% for the $10 million in gross sales in excess of $50 million; and 1% for the $10 million in gross sales in excess of $60 million, with a minimum annual royalty of $500,000. EFT Assets Limited is owned by a number of persons, including Wendy Qin. Ms. Qin is the sister of Jack Jie Qin, the Company’s president. During the years ended March 31, 2014 and 2013, the royalties paid to EFT Assets Limited both were $500,000.

In March 2010, one of the Company’s subsidiaries, EFT International Ltd., entered into a consultancy agreement with JFL Capital Limited, a company in which Wendy Qin serves as a director and is one of the principal shareholders. Under this agreement, EFT International Ltd. engaged JFL Capital Limited to provide EFT International Ltd. consultancy services on administration, financial matters, corporate planning and business development commencing from April 1, 2010, and the annual fee will be increased at the rate of $15,000 each year. The agreement may be terminated by either party on three months’ written notice. For the years ended March 31, 2014 and 2013, EFT International Ltd. paid JFL Capital Limited $360,000 and $345,000, respectively.

The Company rents a 6,500 square foot office space for its satellite training center in Hong Kong. This office is located at Langham Office Tower, 8 Argyle Street, Suite 3706, Kowloon, Hong Kong SAR. The leased space is owned by a number of persons, including Wendy Qin, a director of EFT (HK) Ltd and the sister of Jack Jie Qin, the Company’s president. The lease for this space expires on March 31, 2015, with a monthly rental of $30,900. During the years ended March 31, 2014 and 2013, the Company paid the lessor $371,134 in rent for each year.

Note 9 – PREPAYMENT ON DEVELOPMENT IN PROGRESS

EFT Investment Co. Ltd., “EFT Investment”, is a wholly-owned subsidiary of the Company in Taiwan. Hong Dong Chen (a.k.a. Thomas Chen), the former General Manager of EFT Investment, recommended that the Company purchase an industrial office building located in Taipei, Taiwan, the “Taiwan Building”. As one of the five towers of the “CBD Project”, of which Meifu Development Co., Ltd. “Meifu” and TransGlobe Life Insurance Inc. “TransGlobe” were two of the developers, the Taiwan Building consists of 14 floors and 144 parking spaces. Cheng Hao Peng (a.k.a. Tom Peng) exercised actual control over both Meifu and TransGlobe.

The Company alleges that without authorization by the Company, Thomas Chen entered into two sets of purchase agreements on behalf of the Company in July 2011, one set with Meifu and the other set with TransGlobe. The agreements signed with Meifu were related to the purchase of the 8th -14th floors, 1 out of 2 units on the 7th floor and 79 parking spaces, while the agreements signed with TransGlobe were for the purchase of the 1st -6th floors, the other unit on the 7th floor and the remaining 65 parking spaces in the Taiwan Building. EFT Investment intended to retain one floor of the Taiwan Building for its own business operations and planned to sell the majority of the remaining floors.

The Company alleges that Thomas Chen had represented that potential buyers for individual floors were in place, and that execution of the agreements were necessary for securing an option to purchase the Taiwan Building. However, the Company has subsequently determined that there was no such option, preliminary or otherwise. The Company alleges that Thomas Chen had further represented that payment of deposits was necessary for EFT Investment to secure its right under the option to purchase the Taiwan building at some point in the future. The Company subsequently determined that this was not the case. As of March 31, 2014, option payments of NTD600 million, approximately $20.8 million, have been made.

EFT Investments chose not to exercise any option it may have had to purchase the building from Meifu and TransGlobe under the Taiwan Building Agreements and therefore suspended any future option payments to either company. EFT Investment determined not to exercise the option to purchase the Taiwan building due to the fact that it had reasons to suspect that Thomas Chen had breached his fiduciary duties and had, jointly with Meifu and TransGlobe, committed fraud and misrepresentation related to the transactions.

On June 15, 2012, EFT Investment received a letter, the “Meifu Letter”, from Meifu wherein Meifu served notice of termination, as of that date, of its contracts with EFT Investment for the purchase of the Taiwan Building and a purported forfeiture of EFT Investment’s deposit of approximately $16.4 million, the “Deposit”. Subsequently, on June 29, 2012, EFT Investment’s local counsel issued a letter to Meifu alleging fraud and misrepresentation by Meifu during the course of the transactions. EFT Investment contended that the Meifu Letter and the purported termination of contracts between Meifu and EFT Investment were invalid and demanded the return of the Deposit. On July 3, 2012, EFT Investment’s local counsel issued a letter to TransGlobe with substantially the same contentions as contained in the June 29, 2012 letter to Meifu, and therein argued that the contracts between TransGlobe and EFT Investment were terminated and requested that all payments made to TransGlobe be returned. On October 10, 2012, EFT Investment received a letter from TransGlobe by which TransGlobe served a “notice of termination”, as of that date, of its contracts with EFT Investment for the option to purchase the Taiwan Building and a purported forfeiture of EFT Investment’s deposit of approximately $3.3 million, the “Deposit”. Subsequently, on November 7, 2012, EFT Investment's local counsel issued a letter to Meifu and TransGlobe alleging fraud and misrepresentation by Meifu and TransGlobe during the course of the transactions.

EFT Investment has alleged that there was fraud and misrepresentation by Meifu and TransGlobe jointly with Thomas Chen during the course of the Taiwan Building transactions. EFT Investment filed a statement of complaint against Thomas Chen, Tom Peng, Meifu and TransGlobe with the local prosecutor’s office in Taiwan. While the prosecutor’s office in Taiwan decided not to prosecute the above parties, the investigation by Taiwan’s government nevertheless confirmed that Thomas Chen has received and/or has intended to receive substantial secret profits from Tom Peng in the Taiwan Building transactions. Moreover, Taiwan’s government determined that Meifu and TransGlobe have violated the local insurance laws in their operations. Therefore, the Company has commenced civil proceedings against TransGlobe, Meifu, Peng Cheng-Hao (President of Meifu) and Thomas Chen, a former director of EFTI, pertaining to the Taiwan Building transactions.

As required by U.S. GAAP, the Company performed an impairment analysis related to the prepayment on the development in progress asset and recorded an impairment of approximately $8,966,000 related to this asset based on this analysis for the year ended March 31, 2014. The Company performed a similar analysis for the year ended March 31, 2013 and recorded an impairment of approximately $11,227,000. Notwithstanding such impairments, the Company and its subsidiary EFT Investment have continued to vigorously pursue the recovery of the full value of the prepayment on the development in progress asset.

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

The Company consolidates Excalibur based on a three-month lag with the Company’s reporting periods. All inter-company accounts and transactions were eliminated in consolidation. The following table provides a summary of balance sheet information for Excalibur as of December 31, 2013 and 2012, which is consolidated in the Company’s financial statements as of March 31, 2014 and 2013:

	Excalibur International Marine Corporation
	December 31, 2013		December 31, 2012
	NTD*	USD	NTD*	USD
Total assets	8,244,403	275,827	48,393,650	1,665,874
Total liabilities	399,519,641	13,366,330	411,431,718	14,162,882
Net assets	(391,275,238)	(13,090,503)	(363,038,068)	(12,497,008)
48.81% ownership	(190,981,444)	(6,389,475)	(177,198,881)	(6,099,790)

*NTD: New Taiwan Dollar

Additional information concerning Excalibur is included in Notes 14 (Contingent Liabilities) and 20 (Litigation).

Note 11- INVESTMENT IN CTX VIRTUAL TECHNOLOGIES

CTX Virtual Technologies, Inc. (Pink Sheets: CTXV), is a technology company that manufactures and distributes mobile telecommunication, IT data management, virtual imaging and mobile data input accessories.

In July 2010, the Company lent $5,000,000 to CTX Virtual Technologies, Inc, “CTX”. The loan to CTX was unsecured, bore interest at 8% per year and had a term of one year to July 26, 2011. At any time during the one-year term, the Company could at its option convert the loan into 8,474,576 units, with each unit consisting of one share of CTX’s common stock and one warrant. Each warrant allows the Company to purchase one additional share of CTX’s common stock at a price of $1.00 at any time on or before June 23, 2015. At any time after January 26, 2011 and before July 26, 2011, CTX could, at its option, cause the loan to be converted into the same 8,474,576 units. If CTX common stock was not listed on the American Stock Exchange, the OTC Bulletin Board or NASDAQ by February 28, 2011, the number of shares of common stock and warrants issuable on conversion of the loan would be increased by 25%.

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

On June 12, 2013, CTX released its audited annual financial results for the year ended December 31, 2012. CTX reported consolidated revenue of $119.2 million, gross profit of $20 million and income from operations of $14.7 million. After non-operating income of $9.5 million, an income tax expense of $5.5 million and loss from deconsolidation of subsidiary of $5.1 million, CTX reported net income for the year of $13.6 million.

The financial statements of CTX for the year ended December 31, 2012 state that there were 20,261,341 common shares outstanding. Although EFT would appear to have a majority of the common stock outstanding, as 10,593,220 common shares were issued to EFT on conversion of EFT’s loan in March 2011, CTX also has outstanding a class of preferred stock that has super-majority voting rights. As a result, EFT does not control CTX. In addition, CTX has outstanding a class of preferred stock that has a liquidation preference that substantially exceeds CTX’s reported net book value.

On March 31, 2014, the closing market price of CTX common stock, as reported by NASDAQ, was $1.80 per share, based on a trade of 1,100 shares on March 28, 2014. Prior to that trade, the closing market price of CTX common stock, as reported by NASDAQ, was $2.05 per share. This company’s common stock continues to be very thinly traded and, as reported by NASDAQ, a total of 157,700 common shares were traded during the year ended March 31, 2014 at an average price, based on reported closing prices, of $1.47. Because of the lack of a sufficiently active market, the Company does not believe that quoted market prices for CTX’s common stock are a reliable indicator of the fair value of its investment.

The Company may seek to recover a portion of its investment through the sale of common stock in the open market once the restricted period expires. However, because of the size of the Company’s position in relation to the market, the Company does not expect to be able to recover any significant portion of its investment in the foreseeable future.

On August 8, 2012, the Company filed a complaint against Edward Carter, a former consultant, in the Superior Court of California, County of Los Angeles, in which the Company alleges, among other things, that Mr. Carter breached his consulting contract and fiduciary duty and committed fraud and misrepresentation in respect to the Company’s investment in CTX, as sponsored by Buckman, Buckman & Reid, Inc., “BB&R”, a financial consulting firm and placement agent.

On December 6, 2013, the Company joined George Curry (a former director and officer of the Company) in the CTX lawsuit as one of the defendants in the Superior Court of California, county of Los Angeles, in which the Company alleges, among other things, that Mr. Curry breached his fiduciary duty and committed fraud and misrepresentation in respect of the Company’s investment in CTX.

Note 12 - OTHER LIABILITIES

Other liabilities consist of the following:

	March 31, 2014	March 31, 2013
Payroll liabilities	$89,852	$89,506
Warranty liabilities	2,593	5,005
Accrued interest	2,867	3,949
Accrued expenses	409,232	317,448
Provision for tax, interest and penalties	5,295,033	919,084
Others	4,702	5,330
	$5,804,279	$1,340,322

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its limited warranty. Changes in the warranty liability for standard warranties which are included in current liabilities on the Company’s Consolidated Balance Sheets are presented in the following tables:

	March 31, 2014	March 31, 2013
Warranty liability as at beginning of period, current	$5,005	$3,748
Cost accrued	4,855	8,653
Service obligations honored	(7,267)	(7,396)
Warranty liability as at end of period, current	$2,593	$5,005

Note 13 – DUE TO RELATED PARTIES

	March 31, 2014	March 31, 2013
Amount due to related parties:	$46,838	$48,193

The above amounts are due to Steve Hsiao, a shareholder of Excalibur.

Note 14 - CONTINGENT LIABILITIES

The Company’s controlled subsidiary, Excalibur, purchased the vessel “Ocean LaLa” from a British Virgin Islands, “BVI,” company, Ezone Capital Co. Ltd., in 2008. The purchase price was EURO 16 million, equivalent to approximately $21.9 million. The vessel was delivered to Excalibur and registered as owned by Excalibur at the end of 2008. The last payment of EURO 2 million, equivalent to $2,739,729, is still under dispute as Excalibur believes that certain special equipment relating to the Ocean LaLa, including special tooling, was not delivered at the time of sale and one of Ezone’s directors did not act in good faith and was involved in self-dealing. On August 18, 2010, the dispute was submitted to an arbitral tribunal. The Final Arbitration Award was published by the arbitral tribunal on June 9, 2014, and Excalibur was ordered to forthwith pay to Ezone the sum of Euro 2 million plus interest at a rate of 4.5% from August 19, 2008 compounded until the date of the Final Arbitration Award and thereafter at the same rate and compounded on the same basis until the date of payment. As of March 31, 2014, approximately $662,000 of interest has been accrued (See Notes 20 and 21).

In 2009, the Company’s subsidiary, Tianquan, engaged a general contractor to construct a water manufacturing plant for RMB 4,758,600 (US$766,000).  Upon completion, EFT inspected the plant and found several material construction defects, including, but not limited to, the fact that the contractor used inferior construction material, inconsistent construction plans and substandard insulation material. As a result, EFT conditioned its final construction payment to the contractor in the amount of RMB 698,896 (US$112,500) on the rectification of all construction defects. On March 22, 2012, the contractor brought a case against EFT in Baiquan People’s Court in Heilongjiang Province seeking approximately RMB 1,912,000 of purported outstanding payments under the contract and interest thereon.  On January 16, 2014, Tianquan received an unfavorable decision issued by Baiquan People’s Court in Heilongjiang Province awarding the contractor approximately RMB 1,326,916 (US$213,700) of purported outstanding payments under the contract and interest thereon.  The Company filed an appeal to Qiqihar intermediate People’s Court on January 27, 2014. The final resolution of this case is pending.

Note 15 – SHORT-TERM LOANS

The Company received a $571,200 loan from a third party, Insurance Financing, Inc., “IFI”, to finance the directors’ and officers’ insurance premium. The loan bore an interest rate of 4.95% per annum, and was to be repaid over a nine-month period which began on December 15, 2012. The terms of the agreement allowed for the Company to make nine equal payments of $64,783 and the loan was fully repaid during the quarter ended September 30, 2013.

The Company renewed coverage for the 2013-2014 period and received a new loan in the amount of $571,200 from IFI to finance the directors’ and officers’ insurance premium bearing an interest rate of 3.60% per annum. The loan is to be repaid over a nine-month period beginning on December 15, 2013. The terms of the agreement allow for the Company to make nine equal payments of $64,422 each.

Note 16 – WARRANTS

As of March 31, 2014, the Company’s subsidiary Digital Development Partners Inc. has 2,000,000 common stock warrants outstanding, and 330,665 Series A and 330,665 Series B warrants outstanding, which are accounted for as equity instruments. The 2,000,000 warrants expired on June 1, 2014 and permit the holders to purchase one share of Digital’s common stock at an exercise price of $1.00 per share. The Series A and Series B warrants will expire on September 30, 2014 and permit the holders to purchase one share of Digital’s common stock at an exercise price of $1.00 per share and $1.25 per share, respectively.

Note 17 - INCOME TAXES

The Company was incorporated in the United States and has operations in five tax jurisdictions - the United States, the Hong Kong Special Administrative Region (“HK SAR”), mainland China, Taiwan, and the BVI.

The Company generated substantially all of its net income from its BVI operations for the two years ended March 31, 2014. According to BVI tax law, this income is not subject to any taxes. The Company’s HK SAR subsidiaries are subject to a 16.5% profit tax based on its taxable net profit. EFT (HK) Ltd provides management service to a BVI subsidiary, and the BVI subsidiary reimburses EFT (HK) Ltd for its total operating expenses plus a 5% mark up, and the income is subject to a 16.5% profit tax. The deferred tax assets for the Company’s US operations were immaterial for the two years ended March 31, 2014.

The Company’s Taiwan subsidiary, Excalibur, and its factory in mainland China are subject to a 17% and 25% standard enterprise income tax, respectively, based on its taxable net profit. These operations have incurred net accumulated operating losses for income tax purposes and management believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, it has provided full valuation allowance for the deferred tax assets arising from the losses as of March 31, 2014 and 2013.

The income tax expenses consist of the following:

	Year Ended March 31,
	2014	2013
Current:
Domestic	$57	$15,324
Foreign	14,492	4,002
Effect of IRS audits	3,546,761	616,371
Deferred	-	-
Income tax expenses	$3,561,310	$635,697

A reconciliation of income taxes, with the amounts computed by applying the statutory federal income tax rate of 37% for the two years ended March 31, 2014, to income before income taxes for the two years ended March 31, 2014, is as follows:

	Year Ended March 31,
	2014	2013

Income tax at U.S. statutory rate	$(6,091,998)	$(7,075,620)
State tax	57	15,324
Deferred tax valuation allowance	6,071,227	6,994,205
Nondeductible expenses	20,771	81,415
Foreign subsidiaries Income tax	14,492	4,002
Effect of IRS audits	3,546,761	616,371
Income tax expenses	$3,561,310	$635,697

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for tax years before 2006 (March 31, 2007).

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

In December 2013, the IRS concluded its audit of the Company’s returns for the years 2007 through 2010 and issued an examination report that proposed adjustments of $12.3 million of additional tax liabilities for the years 2008 through 2010. As a result of this report, the Company increased its income tax liability to $8.6 million during the quarter ended December 31, 2013. Even though the Company increased its income tax provision as a result of this report, the Company continued to challenge the IRS findings.

After receiving further information from the Company subsequent to the issuance of its original report, the IRS reversed its position on a major issue and has issued a revised report which significantly reduced the amount of tax the Company owes. Accordingly, the Company has revised its provision for income taxes and has reversed $4.1 million of the original provision recorded previously.

Income tax expense was approximately $3.6 million for the year ended March 31, 2014 compared to approximately $636,000 for the year ended March 31, 2013. As discussed above the IRS has revised its audit report of the Company’s returns for the years 2008 through 2010 and has reduced its proposed adjustments from $12.3 million to $3.6 million of additional tax liabilities for the years 2008 through 2010. The Company plans to continue to challenge most of the remaining proposed adjustments as set forth in the revised report and is in the process of appealing the proposed adjustments with the IRS. The Company has recorded federal and California state tax liabilities of $3.0 million and $0.8 million for the years 2008 through 2010.

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

Note 18 - COMMITMENTS

Lease commitment

The Company leases 3,367 square feet of space in California that serves as its principal executive offices. The lease expires in February 2015. The monthly rent for the fiscal year ended March 31, 2014 is $9,455. Future minimum lease payments under the lease are as follows:

Year Ending March 31,

2015	$104,005

The Company rents office space for its satellite training center in Hong Kong. The leased space is partially owned by Wendy Qin, a director of EFT (HK) Ltd. and the sister of Jack Jie Qin, the Company’s president. The lease expires on March 31, 2015, with a monthly rental of $30,900. Future minimum lease payments under the operating lease are as follows:

Year Ending March 31,

2015	$370,800

The Company rents storage space for its satellite training center in Hong Kong. The lease provides for monthly lease payments approximating $955 starting on January 4, 2013 and expiring on January 3, 2015. Future minimum lease payments under the operating lease are as follows:

Year Ending March 31,

2015	$8,595

The Company rents office space for its operation in Taiwan. The lease expires on December 16, 2014, and the monthly rental is $1,260. Future minimum lease payments under the operating lease are as follows:

Year Ending March 31,

2015	$11,340

The Company also leases a 40,000 square meter property from Yongqin county of Baiquan, Heilongjiang Province, the PRC and constructed a bottled water factory there. The land is leased commencing on December 31, 2009 for a term of fifty years, with a yearly land use right’s fee of $3,865.

Year Ending March 31,

2015	3,865
2016	3,865
2017	3,865
2018	3,865
2019	3,865
Thereafter	154,600

Total rent expenses for the two years ended March 31, 2014 were $555,747 and $598,674, respectively.

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

Purchase obligation

As discussed in Note 9, the Company’s wholly owned subsidiary, EFT Investment Co. Ltd, entered into agreements to secure an option to purchase an office building located in Taipei, Taiwan. The total purchase price for the office building is NTD7.1 billion, equivalent to approximately $233.1 million.

Pursuant to the terms of these agreements, EFT Investments made payments to secure an option to purchase an office building in Taiwan from Meifu Development Co., Ltd (“Meifu”) and TransGlobe Life Insurance Inc. (“TransGlobe”). EFT Investment did not exercise any option that it may have had to purchase the Taiwan building and subsequently suspended all future payments to both Meifu and TransGlobe. EFT Investments’ decision to not exercise its option to purchase the office building was due to the fact that it had reasons to suspect that the former General Manager of EFT Investment had breached his fiduciary duties and had, jointly with Meifu and TransGlobe committed fraud and misrepresentation related to the transactions.

For more on this purchase obligation, including disputes amongst the parties to the investment, please see Note 9.

Note 19 – SEGMENT INFORMATION

The Company’s business is classified by management into three reportable business segments: online, beverage and transportation. The online business reportable segment is an aggregation of the Company’s online operating segments, which are organized to sell the Company’s products to Affiliates through its websites. The online business reportable segment derives revenue from the sales of nutritional products, personal care products and EFT-phones and access fees from its network platform. The transportation business reportable segment derives revenue from transport passengers and cargo between Taiwan and Mainland China through the Taiwan Strait. The beverage business reportable segment derives revenue and expense from the bottled water factory in Baiquan, Heilongjiang Province, the PRC. Unallocated items comprise mainly corporate expenses and corporate assets.

Although substantially all of the Company’s revenue is generated from Mainland China, the Company is organizationally structured along business segments. The accounting policies of each of the Company’s operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.”

The following tables provide the business segment information as of and for the years ended March 31, 2014 and 2013. Income tax allocations have been determined based on statutory rates in the applicable business segment.

	Year ended March 31, 2014
	Online business	Transportation business	Beverage business	Unallocated items	Total
Sales revenues, net	$1,858,844	$-	$7,834	-	$1,866,678
Cost of goods sold	(594,182)	(394,691)	(8,017)	-	(996,890)
Gross profit/(loss)	1,264,662	(394,691)	(183)	-	869,788
Operating expenses:
Selling, general and administrative expenses	2,595,067	151,271	566,945	3,458,831	6,772,114
Inventory obsolescence	888,320	-	-	-	888,320
Royalty expenses	500,000	-	-	-	500,000
Total operating expenses	3,983,387	151,271	566,945	3,458,831	8,160,434
Net operating income/(loss)	(2,718,725)	(545,962)	(567,128)	(3,458,831)	(7,290,646)
Other income/(expense)	268,272	(54,735)	3	(9,703,284)	(9,489,744)
Allocated income tax	(14,492)	-	-	(3,546,818)	(3,561,310)
Loss after income tax	(2,464,945)	(600,697)	(567,125)	(16,708,933)	(20,341,700)

Total long-lived assets	62,701	3,181	1,032,057	3,550	1,101,489

Additions to long-lived assets	1,517	-	-	5,091	6,608

	Year ended March 31, 2013
	Online business	Transportation business	Beverage business	Unallocated items	Total
Sales revenues, net	$2,878,012	$-	$-	-	$2,878,012
Cost of goods sold	(677,250)	(1,015,864)	-	-	(1,693,114)
Gross profit/(loss)	2,200,762	(1,015,864)	-	-	1,184,898
Operating expenses:
Selling, general and administrative expenses	2,011,037	327,212	346,032	3,382,538 -	6,066,819
Impairment of transportation equipment	-	5,477,847	-	-	5,477,847
Inventory obsolescence	649,080	-	-	-	649,080
Royalty expenses	500,000	-	-	-	500,000
Total operating expenses	3,160,117	5,805,059	346,032	3,382,538	12,693,746
Net operating income/(loss)	(959,355)	(6,820,923)	(346,032)	(3,382,538)	(11,508,848)
Other income/(expense)	393,701	283,563	(9,091)	(11,043,157)	(10,374,984)
Allocated income tax	(4,001)	-	-	(631,696)	(635,697)
Loss after income tax	(569,655)	(6,537,360)	(355,123)	(15,057,391)	(22,519,529)

Total long-lived assets	181,633	1,239,554	1,173,789	21,241	2,616,217

Additions to long-lived assets	15,802	-	22,786	6,126	44,714

Note 20 – LITIGATION

In October 2008, the Company acquired, through a wholly-owned subsidiary, 48.81% of the capital stock of Excalibur International Marine Corporation, a Taiwanese corporation, for $19,193,000. Excalibur owns a high speed ship which, until August 2010, transported passengers and cargo between Taiwan and mainland China through the Taiwan Strait. Excalibur’s vessel, the Ocean LaLa, was capable of carrying up to 370 passengers and 630 tons of cargo. Excalibur purchased the Ocean LaLa from Ezone Capital Co. Ltd., prior to its acquisition by the Company. The last payment of EURO 2,000,000, equivalent to $2,739,726, was withheld by Excalibur since Excalibur believed that special tooling was not delivered at the time of sale and that an Ezone’s director did not act in good faith and was involved in self-dealing.  On August 18, 2010, Excalibur received a statement of claim, equivalent to a complaint in the United States, demanding approximately 2,000,000 Euros. The case was resolved by arbitration in London, England (See Note 21 for details).

On October 1, 2010, EFT Investment Co. Ltd. (EFTI) filed a lawsuit against Hsiao Zhong-Xing, former general manager of Excalibur, and Lu Zhuo-Jun, former vice general manager of Excalibur, collectively "Defendants,” in the Taiwan Shihlin District Prosecutors office. EFT Investment Co. Ltd. alleges, among other things, that Defendants committed the offences of capital forging, fraud, breach of trust, and document fabrication. On April 30, 2013, the Taiwan Shihlin District Court found that both Hsaio Zhong-Xing and Lu Zhuo-Jun were guilty of fraudulent increase of paid-up capital and dismissed all other charges. As a result, Hsiao Zhong-Xing received a six-month jail sentence and Lu Zhuo-Jun received a five-month jail sentence. Both of their jail sentences can be converted into a fine. On May 27, 2013, the Shihlin District Prosecutor filed an appeal in the Taiwan High court for reconsideration of the judgment entered by the District Court. On February 19, 2014, the Taiwan High Court sustained the District Court’s decision and found Hsaio Zhong-Xing guilty and sentenced him to a mandatory ten-month jail sentence; and found Lu Zhuo-Jun guilty and sentenced him to a mandatory eight-month jail sentence. This decision is final and confirmed.

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

Marinteknik Shipbuilders (S) Pte Ltd., a Singapore company, filed a lawsuit against Excalibur in the Taiwan Taichung District Court on July 9, 2009 for unpaid service fees and out-of-pocket expenses of NTD8,050,832, equivalent to approximately $264,000. On August 20, 2009, the Taiwan Taipei district court froze Excalibur’s cash of $203,402 in response to the suit. The final resolution of this case is pending. However, a contingent liability for the restricted cash has been recorded.

On August 2, 2010, the Company commenced a legal proceeding against Marinteknik Shipbuilders (S) Pte Ltd. and three other persons in the High Court of the Republic of Singapore alleging fraud, misrepresentation, and deceit on the part of the defendants with respect to Excalibur’s purchase of the Ocean LaLa. The Company claims that the wrongful actions of the defendants resulted in damages of $19,000,000 to the Company. On December 11, 2012, the High Court issued a decision whereby it dismissed EFT’s actions against Marinteknik and Lim Lan Eng (Priscilla), a director of Marinteknik. On January 8, 2013, EFT filed an appeal against the decision made by the High Court. On November 29, 2013, the appellate court issued its order and sustained the High Court’s decision and awarded legal fees to the defendants. The Company has accrued a liability in the amount of $200,000 for the legal costs. The High Court dismissed the appeal by the Company, but criticized the defendants, stating that their actions were “wholly lacking in probity” and “likely also to have been unlawful”. After seeking further legal advice and balancing all factors, however, it was decided that commencing further legal proceedings on this matter is not beneficial to the commercial interests of the Company.

In 2009, EFT’s subsidiary, Heilongjiang Tianquan Manor Soda Drinks Co. Ltd., engaged a general contractor, the “Contractor”, to construct a water manufacturing plant, the “Plant”, for RMB4,758,600 (US$766,000).  Upon completion, EFT inspected the Plant and found several material construction defects, including, but not limited to, the fact that the Contractor used inferior construction material, inconsistent construction plans and substandard insulation material. As a result, in 2010, EFT conditioned its final construction payment to the Contractor in the amount of RMB698,896 (US$112,500) on the rectification of all construction defects. On March 22, 2012, the Contractor brought a case against EFT in Baiquan People’s Court in Heilongjiang Province seeking approximately RMB1,912,000 of purported outstanding payments under the contract and interest thereon. On January 16, 2014, EFT’s subsidiary, Heilongjiang Tianquan Manor Soda Drinks Co. Ltd., received an unfavorable decision issued by Baiquan People’s Court in Heilongjiang Province awarding the contractor approximately RMB1,326,916 of purported outstanding payments under the contract and interest thereon.  The Company filed an appeal to Qiqihar intermediate People’s court on January 27, 2014. The final resolution of this case is pending.

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

On June 3, 2013, the Company filed a civil complaint in Los Angeles, California against Meifu Development Co., Ltd., TransGlobe Life Insurance Inc. and certain individuals related to the purchase of the Taiwan Building. On January 27, 2014, the Company voluntarily dismissed the civil complaints without prejudice in Los Angeles, California against Meifu Development Co., Ltd., TransGlobe Life Insurance Inc. and certain individuals related to the purchase of the Taiwan Building (please refer to Note 9 for details) in return for a good faith settlement negotiation with such defendants. Due to lack of good faith of the defendants in negotiation of settlement and evidence that the defendants committed acts of dishonesty against the Company, the Company has refiled the civil complaints against the defendants.

On July 26, 2013, the Taipei District Office issued a non-indictment decision on charges of fraud against Cheng Hao Peng (President of Meifu), Hong Dong Chen (former Director and General Manager of EFTI), Teng De Peng (Vice Chairman of TransGlobe), Xian Jue Liu (Chairman of TransGlobe), Shih Kui Chang (Manager of Meifu), Yi Feng Cheng (Real Estate Department Manager of TransGlobe) and Da Min Wu, an individual. EFTI filed an appeal on August 5, 2013 for reconsideration of the non-indictment charges against Cheng Hao Peng (President of Meifu), Hong Dong Chen (former Director of EFTI), Teng De Peng (Vice Chairman of TransGlobe) and Da Min Wu, an individual. Subsequently, the appeal of reconsideration of the non-indictment charges against the defendants was rejected by the Appellate District Office. On September 12, 2013, EFTI filed a final petition to the Taipei District Court for judgment of the decision made by the Appellate District Office, but the petition was rejected on March 5, 2014. While the prosecutors in Taiwan decided not to proceed to prosecute the above parties, then investigation by Taiwan’s government nevertheless confirmed that Hong Dong Chen, the former General Manager, has received and/or has intended to receive secret profits from Cheng Hao Peng, who has exercised actual control of Meifu and TransGlobe, upon purchase of the Taiwan Building by EFT Investment. Therefore, the Company has decided to commence civil proceedings pertaining to the Taiwan Building transactions (see Note 9 for details).

On November 27, 2013, a class action entitled Li, et al. v. EFT Holdings, Inc., et al. was filed on behalf of a putative class of all purchasers of one or more of the Company’s products against the Company and Jack Qin in the United States District Court for the Central District of California.  The amended complaint, filed on July 11, 2014, alleges, among other things, violation of unfair competition law, false advertising law, and fraud.  The complaint seeks, among other things, compensatory and punitive damages and injunctive relief.  The case is currently pending.  The Company believes that the claims asserted are without merit and intends to defend against them vigorously.

On November 27, 2013, a class action entitled Li, et al. v. Qin, et al. was filed on behalf of a putative class of all purchasers of the Company’s products against the Company and certain of its current and former officers and directors in the United States District Court for the Central District of California.  The amended complaint, filed on July 11, 2014, adds certain other persons and entities as defendants and alleges, among other things, operation of an endless chain scheme, fraud, corporate waste and gift, and violations of the federal Racketeer Influenced and Corrupt Organizations (RICO) Act. The complaint seeks, among other things, compensatory and punitive damages. The case is currently pending.  The Company believes that the claims asserted are without merit and intends to defend against them vigorously.

On December 6, 2013, the Company joined George Curry (a former director and officer of the Company) in the “CTX” lawsuit as one of the defendants in the Superior Court of California, county of Los Angeles, in which the Company alleges, among other things, that Mr. Curry breached his fiduciary duty and committed fraud and misrepresentation in respect of the Company’s investment in CTX Virtual Technologies, Inc. (“CTXV”).

Note 21 - SUBSEQUENT EVENTS

During May and June of 2014, the Company sold 2.8 million shares of its holdings in CTXV through its agent Buckman, Buckman & Reid (“BB&R”) for approximately $1,366,091 net of commissions and other fees. The sale of 2.8 million shares represents roughly 26% of the Company’s total holdings in CTXV prior to the sale, and the Company still owns approximately 7.8 million shares of CTXV’s common stock. The Company is hopeful that BB&R will be successful in selling the remaining 9 million shares of CTXV. As discussed in Note 11, the Company considered the asset completely impaired due to the lack of reliable financial statements from CTXV and the Company’s inability to establish the fair market value of CTXV’s common shares. Accordingly, at March 31, 2011, the asset was written down to zero.

On May 30, 2014, the Company filed a civil lawsuit in the Superior Court of the State of California for the County of Los Angeles – East District against Meifu et al. alleging deceit, conversion, breach of fiduciary duty and money had and received against the defendants. Also named as defendants in this action are TransGlobe, Peng Cheng-Hao (President of Meifu) and Thomas Chen, a former director of EFTI (see Note 9 for details).

On June 9, 2014, the arbitrators awarded in favor of Ezone, with counterclaims of Excalibur dismissed by the arbitrators. After taking into account the advice from the Company’s solicitors, the Company has decided not to appeal the arbitration award.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of its principal executive officer and its principal financial officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective as of March 31, 2014.

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

The Company’s management conducted an assessment of the effectiveness of its internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s management concluded that its internal control over financial reporting as of March 31, 2014 was effective.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that have materially affected, or are likely to materially affect, its internal control over financial reporting during the year ended March 31, 2014.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists the names, ages, certain positions and offices held by the Company’s directors and named executive officers as of the date of this filing.

Name	Age	Title
Jack Jie Qin	54	President, chief executive officer, and a director
William E. Sluss	59	Principal financial and accounting officer
Visman Chow	59	Director
Norman Ko	50	Director
Pyng Soon	54	General counsel

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

William E. Sluss

Mr. Sluss has been serving as the Company’s corporate controller since August 2010 and was promoted to the position of chief financial and accounting officer in October 2012. Mr. Sluss has twenty years of experience providing financial, operational and managerial expertise for companies in both the private and public sectors. His background includes experience in the banking, manufacturing, nuclear and logistics industries. He has extensive experience with SEC reporting companies and U.S. GAAP, including acting as the controller during the successful initial public offering of Heritage Federal Bank, FSB (NYSE). His experience includes four years with Quebecor Printing (one of the world’s largest printers of bibles and textbooks) and two years with Flour City International (a U.S. publicly traded (Nasdaq) construction /manufacturing company). In 2002, Mr. Sluss joined Studsvik, Inc. (a publicly traded nuclear service company (Stockholm Exchange) headquartered in Stockholm, Sweden) as its chief financial officer for the U.S. operations. Mr. Sluss has extensive experience with IFRS over his career while working for several international companies. In addition, throughout his career, Mr. Sluss has worked closely with the world's largest accounting firms (e.g., KPMG and PricewaterhouseCoopers), serving as the main contact with those firms. He also has extensive experience with the COSO framework and SOX compliance. Mr. Sluss received a Bachelor of Science Degree in Accounting from the University of Virginia’s College at Wise in 1990 and became a licensed Certified Public Accountant (“CPA”) in the same year.

Visman Chow

Mr. Visman Chow has served as member of the Board of Directors since July 2009. From 1993 to 2012, Mr. Chow served as the chief lending officer and a director of Universal Bank. Between 1983 and 1993 Mr. Chow was the president of Unieast Financial Corporation. From 1979 to 1983, Mr. Chow was with Union Bank where he managed a commercial real estate portfolio of approximately $50 million.

Norman Ko

Mr. Norman Ko has served as a member of the Board of Directors since July 2009. He is a certified public accountant (“CPA”) practicing in California. He received a Bachelor of Science degree from York University, Toronto, Canada and later received a graduate degree in business administration from the University of San Francisco.

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

Jack Jie Qin, William E. Sluss, Visman Chow, Norman Ko, and Pyng Soon have not filed any required forms under Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

The Company’s Board of Directors acts as its compensation committee. During the year ended March 31, 2014, all of the Company’s directors participated in deliberations concerning executive officer compensation.

During the year ended March 31, 2014, none of the Company’s directors were members of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of the Company’s directors or as a member of its compensation committee.

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

Summary Compensation Table

The following table shows, in summary form, the compensation received by (i) the Company’s Chief Executive and Principal Financial Officers and (ii) by each other executive officer who received compensation in excess of $100,000 during the two fiscal years ended March 31, 2014.

Name and Principal Position	Fiscal Year Ended March 31,	Salary(1)	Total(2)
Jack Jie Qin	2014	$194,000	$194,000
(Principal Executive Officer)	2013	$242,000	$242,000
Pyng Soon(3)	2014	$156,200	$156,200
(General Counsel)	2013	$150,672	$150,672
Bill Sluss (4)	2014	$115,933	$115,933
(Principal Financial Officer)	2013	$84,483	$85,483

(1)	The dollar value of base salary (cash and non-cash) earned and any bonus (cash and non-cash) earned.
(2)	To date, the Company has not adopted a stock option plan, a stock bonus plan or any other type of incentive plan. The Company has not issued any options to its executive officers, directors or employees or paid them other payments.
(3)	Pyng Soon was appointed as the general counsel of the Company in January 2009.
(4)	Bill Sluss was appointed as the Company’s corporate controller since August 2010, appointed as interim principal financial and accounting officer in November 2011, and promoted to be principal financial and accounting officer in October 2012.

Employment Agreements

Please see Note 18 to the Consolidated Financial Statements contained in Item 8 for disclosures with respect to the employment agreements to which certain of the named executive officers described in the above Summary Compensation Table are subject.

Compensation of Directors during Fiscal Year Ended March 31, 2014

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Visman Chow	$24,000	—	—	$24,000
Norman Ko	$48,000	—	—	$48,000

Each non-management director receives an annual fee of $24,000, with the Chairman of the Company’s Audit Committee receiving an additional $24,000. Mr. Norman Ko served as the chairman of the Company’s audit committee during the fiscal year ended March 31, 2014. The Company’s directors are also reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at director and committee meetings.

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

Report of the Board of Directors

The Board of Directors (which functions as the Compensation Committee) has reviewed and discussed the Compensation Discussion and Analysis with management. Based on that review and discussion, the Board has determined that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K for the year ended March 31, 2014.

The Board of Directors
Jack Jie Qin
Visman Chow
Norman Ko

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the beneficial ownership of the Company’s common stock as of March 31, 2014 by (i) each of its directors and executive officers, (ii) all directors and executive officers as a group and (iii) each owner of more than 5% of its common stock.

Name	Number of Shares Beneficially Owned	Percent of Shares Outstanding
Jack Jie Qin	1,000	*
William E. Sluss	—	—
Visman Chow	—	—
Norman Ko	—	—
Pyng Soon	—	—
Dragon Win Management, Ltd.(1)	52,099,000	68.57%
Officers and directors as a group (5 persons)	1,000	*

* Less than 1%.

(1)Liu Dong Xin and Zhang Ming are the controlling persons of Dragon Win.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Paritz & Company P.A. audited the Company’s financial statements for the year ended March 31, 2014. Anderson Bradshaw PLLC audited the Company’s financial statements for the year ended March 31, 2013. The following table shows the aggregate fees billed to the Company during the years ended March 31, 2014 and 2013, by Paritz & Company P.A. and Anderson Bradshaw, respectively.

	2014	2013
Audit Fees	$65,000	$68,000
Audit-Related Fees	-	40,250
Tax Fees	-	67,618
All Other Fees	-	8,000

Audit fees represent amounts billed for professional services rendered for the audit of the Company’s annual financial statements and the review of its interim financial statements. Audit related fees represent fees paid for review of responses to SEC comments. All other fees represent out of pocket expenses. Before Paritz and Anderson Bradshaw were engaged by the Company to render these services, the engagement was approved by the Company’s Directors.

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

Date: July 15, 2014

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

Signature	Title	Date

/s/ Jack Jie Qin	Director and Principal	July 15, 2014
Jack Jie Qin	Executive Officer

/s/ William E. Sluss	Principal	July 15, 2014
William E. Sluss	Financial and Accounting Officer

/s/ Visman Chow
Visman Chow	Director	July 15, 2014

/s/ Norman Ko
Norman Ko	Director	July 15, 2014

Index to Exhibits

Exhibit No.:	Description:

3.1(1)	Articles of Incorporation of GRG, Inc. (now EFT Holdings, Inc.).

3.1.1(1)	Articles of Merger filed December 28, 2004 between HumWare Media Corporation, World Wide Golf Web, Inc. and GRG, Inc.

3.1.2(1)	Certificate of Amendment, effective November 7, 2007, to the Articles of Incorporation of HumWare Media Corporation

3.1.3(9)	Articles of Merger filed December 13, 2010 between QCSC, Inc. and EFT Biotech Holdings, Inc.

3.2(3)	By-laws

4.1(1)	Form of Common Stock Certificate

4.2(1)	Form of Warrant to purchase one share of Common Stock for a purchase price of $3.80 per share until the second anniversary date of the date of issuance

10.1(3)	Share Exchange Agreement, dated as of the 1st day of November, 2007, by and among EFT Holdings, Inc. (formerly HumWare Media Corporation), a Nevada corporation; certain EFT Shareholders and EFT BioTech Corporation, a Nevada corporation

10.2(2)	Subscription Agreement for Units in connection with the Registrant’s Regulation S Private Placement

10.3(3) +	Employment Agreement, dated May 10, 2008, between EFT BioTech Holdings, Inc. and Sharon Tang

10.4(5)	$500,000 Loan Agreement (the “Agreement”), dated November 24, 2008 , between the EFT Biotech Holdings, Inc. (as the lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the borrower).

10.5(5)	First Extension of $500,000 Loan, dated December 25, 2008

10.6(5)	Second Extension of $500,000 Loan, dated May 25, 2009

10.7(6)	$2,000,000 Loan Agreement and promissory note, dated September 23, 2008, between the EFT Biotech Holdings, Inc. (as the lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the borrower) (the “$2,000,000 Loan Agreement”)

10.8(5)	First Extension of $2,000,000 Loan Agreement, dated November 25, 2008

10.9(5)	Second Extension of $2,000,000 Loan Agreement, dated May 25, 2009

10.10(6)	$600,000 Loan Agreement, dated May 13, 2009, between the EFT Biotech Holdings, Inc. (as the lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the borrower) (the “600,000 Loan Agreement”).

10.11(6)	Addendum to $600,000 Loan Agreement, dated May 13, 2009, between the EFT Biotech Holdings, Inc. (as the lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the borrower).

10.12 (7)	$330,000 Loan Agreement, dated July 14, 2008, between EFT BioTechHoldings, Inc. (lender) and Yeuh-Chi Liu (borrower)

10.13 (7)	Addendum to $330,000 Loan Agreement, dated July 15, 2008, between BioTech Holdings, Inc. and Yeuh-Chi Liu

10.14 (7)	$1,567,000 Loan Agreement, dated July 25, 2008, between BioTech Holdings, Inc. (lender) and Yeuh-Chi Liu (borrower)

10.15(8)	Subscription agreement, dated June 30, 2008, between EFT BioTechHoldings, Inc. and Excalibur International Marine Corporation

10.16(8)	Third Extension of $2,000,000 Loan Agreement with Excalibur International Marine Corporation

10.17(8)	First Extension of the $600,000 Loan Agreement, dated November 13, 2010

10.18(8)	Extension of $500,000 loan with Excalibur International Marine Corporation

10.19(9)	Consultancy Agreement, dated March 31, 2010, between EFT International Limited and JFL Capital Limited

10.20(9)	Employment Agreement, dated January 1, 2009, between EFT Biotech Holdings Inc. and Jack Jie Qin

10.21(9)	Employment Agreement, dated January 1, 2009, between EFT Biotech Holdings Inc. and Pyng Soon

10.22(9)	English Translation of Form of Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park

10.23(9)	English Translation of Agreement Regarding the "Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park," dated May 31, 2011, among Jack Jie Qin, Meifu Development Co., Ltd. and EFT Investment Co., Ltd.

10.24(9)	English Translation of Agreement Regarding the "Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park," dated May 31, 2011, among Jack Jie Qin, TransGlobe Life Insurance Inc. and EFT Investment Co., Ltd.

10.25(9)	English Translation of Amendment Agreement to the "Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park," dated July 1, 2011, among Jack Jie Qin, Meifu Development Co., Ltd. and EFT Investment Co., Ltd.

10.26(9)	English Translation of Amendment Agreement to the "Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park," dated July 1, 2011, among Jack Jie Qin, TransGlobe Life Insurance Inc. and EFT Investment Co., Ltd.

14.1(3)	Code of Ethics

21.1(9)	List of Subsidiaries

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

101*	The following materials from the EFT Holdings, Inc. Annual Report on Form 10-K for the year ended March 31, 2014, filed on July [•], 2014 formatted in Extensible Business Reporting Language (XBRL):
● Consolidated Balance Sheets;
● Consolidated Statements of Income;
● Consolidated Statements of Comprehensive Income;
● Consolidated Statements of Changes in Equity;
● Consolidated Statements of Cash Flows, and
● Related notes
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

