Form 10-Q
period 2014-06-30
EFT Holdings, Inc.
filed 2014-08-19
CIK 1450973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2014

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

As of the latest practicable date, August 19, 2014, the registrant had 75,983,201 outstanding shares of common stock.

Cautionary Statement

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. The Company’s expectations are as of the date this Form 10-Q is filed, and the Company does not intend to update any of the forward-looking statements after the date this quarterly report on Form 10-Q is filed to conform these statements to actual results, unless required by law. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014 as filed with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements.

EFT HOLDINGS, INC.

Consolidated Balance Sheets

	June 30, 2014	March 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,684,907	$1,770,206
Securities available for sale	3,146,334	4,662,020
Inventories	511,608	618,919
Prepaid expenses	430,523	620,337
Other receivables	317,999	492,001
Current assets of discontinued operations	31,784	64,879
Total current assets	8,123,155	8,228,362

Property and equipment, net	1,034,847	1,098,308
Security deposit	413,108	422,029
Non-current assets of discontinued operations	209,733	210,948
Total assets	$9,780,843	$9,959,647
LIABILITIES AND EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$1,019,867	$1,189,494
Commission payable	3,841,597	3,884,774
Other liabilities	6,487,566	5,729,073
Unearned revenues	3,212,606	3,268,916
Short-term loan	128,271	319,245
Contingent liabilities	214,019	213,674
Current liabilities of discontinued operations	3,534,492	3,523,808
Total liabilities	18,438,418	18,128,984

Equity
EFT Holdings, Inc. stockholders' equity (deficiency):
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value, 4,975,000,000 shares authorized, 75,983,201 shares issued and outstanding at June 30 and March 31, 2014	760	760
Additional paid in capital	52,854,891	52,854,891
Retained deficits	(55,497,821)	(54,963,024)
Accumulated other comprehensive income	700,806	680,052
Total EFT Holdings, Inc. stockholders’ equity (deficiency)	(1,941,364)	(1,427,321)
Non-controlling interest	(6,716,211)	(6,742,016)
Total equity (deficiency)	(8,657,575)	(8,169,337)
Total liabilities and equity (deficiency)	$9,780,843	$9,959,647

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	June 30, 2014	June 30, 2013

Sales revenues, net	$229,573	$420,840
Shipping charges	68,405	85,182
Total revenues	297,978	506,022

Cost of goods sold	78,349	190,853
Shipping costs	5,303	10,404
Total cost of revenues	83,652	201,257
Gross profit	214,326	304,765
Operating expenses:
Selling, general and administrative expenses	1,742,219	1,452,001
Provision for inventory obsolescence	56,976	149,365
Royalty expenses	21,798	43,065
Total operating expenses	1,820,993	1,644,431
Net operating loss	(1,606,667)	(1,339,666)
Other income/(expense)
Interest income	51,027	86,479
Interest expense	(31,696)	(3,159)
Gain / (loss) on disposal of fixed assets	2,282	-
Gain on disposal of securities available for sale (includes $8,562 and $51,569 accumulated	16,172	49,393
other comprehensive income reclassifications for unrealized net gains on securities available for sale for the three months ended June 30, 2014 and 2013, respectively)
Dividend income	4,305	-
Foreign exchange gain / (loss)	(195)	(402)
Other income	1,012,253	752
Total other income	1,054,148	133,063

Loss from continuing operations before income taxes and non-controlling interest	(552,519)	(1,206,603)
Income taxes expense	-	-
Loss from continuing operations	(552,519)	(1,206,603)
Income from discontinued operations	31,914	(35,144)
Net loss	(520,605)	(1,241,747)
Non-controlling interest	(14,192)	20,316
Net loss attributable to EFT Holdings, Inc.	$(534,797)	$(1,221,431)

Net loss per share – continuing operations
Basic and diluted	$(0.01)	$(0.02)

Net loss per share – discontinued operations
Basic and diluted	$(0.00)	$(0.00)

Net loss per common share attributable to EFT Holdings, Inc.
Basic and diluted	$(0.01)	$(0.02)
Weighted average common shares outstanding
Basic and diluted	75,983,201	75,983,201

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Comprehensive Losses (Unaudited)

	Three Months Ended
	June 30, 2014	June 30, 2013

Net loss	$(520,605)	$(1,241,747)

Other comprehensive income/(loss)
Foreign currency translation adjustment	16,680	(102,613)
Unrealized income/(loss) on securities available for sale	15,687	(193,624)
Comprehensive loss	(488,238)	(1,537,984)
Less: Comprehensive income attributable to non-controlling interests	25,805	69,440
Comprehensive loss attributable to EFT Holdings, Inc.	$(514,043)	$(1,607,424)

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net loss from continuing operations	$(552,519)	$(1,206,603)
Net income/(loss) from discontinued operations	31,914	(35,144)
Net loss from continuing operations	(520,605)	(1,241,747)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	49,864	74,486
Gain from securities available for sale	(16,172)	(49,393)
Provision for inventory obsolescence	56,976	149,365
(Gain) / loss on disposal of fixed assets	(2,282)	-
Changes in operating assets and liabilities:
Inventories	50,403	224,937
Prepaid expenses	205,023	120,595
Other receivables	174,495	2,181
Accounts payable	(169,658)	9,562
Commission payable	(43,176)	(44,008)
Other liabilities	757,780	(107,149)
Unearned revenues	(56,310)	78,660
Net cash provided by / (used in) continuing operations	486,338	(782,511)
Net cash provided by discontinued operations	44,938	72,813
Net cash provided by / (used in) operating activities	531,276	(709,698)

Cash flows from investing activities:
Additions to fixed assets	(387)	(5,106)
Proceeds from disposal of fixed assets	17,678	-
Purchase of securities available for sale	(522,873)	(678,121)
Proceeds from available for sales securities	2,070,417	2,643,944
Net cash provided by continuing operations	1,564,835	1,960,717
Net cash provided by discontinued operations	-	73
Net cash provided by investing activities	1,564,835	1,960,790

Cash flows from financing activities
Repayment of installment plan	(190,974)	(191,190)
Net cash used in continuing operations	(190,974)	(191,190)
Net cash provided by discontinued operations	-	-
Net cash used in financing activities	(190,974)	(191,190)

Effect of exchange rate changes on cash	9,564	(46,949)
Net increase in cash	1,914,701	1,012,953
Cash, beginning of period	1,770,206	1,732,270
Cash, end of period	$3,684,907	$2,745,223
Supplemental disclosures of cash flow information:
Interest expenses paid in cash	$2,294	$3,159

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - ORGANIZATION

EFT Holdings, Inc., “EFT Holdings” or the “Company,” formerly EFT Biotech Holdings, Inc., was incorporated in the State of Nevada on March 19, 1992.  The Company’s business is classified by management into two reportable segments: online and beverage. These reportable segments are two distinct businesses, each with a different customer base, marketing strategy and management structure. Substantially all of the Company’s revenue is generated from Mainland China.

Note 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $10,315,263 and an accumulated deficit of $55,497,821 as of June 30, 2014 and has reported net losses for the past two fiscal years. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital from external sources in order to continue the long-term efforts contemplated under its business plan. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2014 and the results of operations and cash flows for the periods ended June 30, 2014 and 2013. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended June 30, 2014 are not necessarily indicative of the results to be expected for any subsequent periods or for the year ending March 31, 2015. The balance sheet at March 31, 2014 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended March 31, 2014 as included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014.

Principles of Consolidation

The financial statements include the accounts of EFT Holdings, Inc. and its subsidiaries. All material intercompany transactions and balances have been eliminated.

Reclassification

Certain amounts for prior periods have been reclassified to conform with the current period presentation.

Uses of estimates in the preparation of financial statements

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and this requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. The significant areas requiring the use of management estimates include, but not limited to, the allowance for doubtful accounts receivable, estimated useful life and residual value of property, plant and equipment, provision for staff benefit, inventory markdown allowance, recognition and measurement of deferred income taxes and valuation allowance for deferred tax assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates.

The significant accounting policies used in preparation of these consolidated financial statements for the three months ended June 30, 2014 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014. The Company consolidates Excalibur International Marine Corporation (“Excalibur”) based on a three-month lag with the Company’s reporting periods as discussed in Note 8.

Recent accounting pronouncements

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the criteria for reporting discontinued operations. To be classified as a discontinued operation, the disposal of a component or group of components must represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The ASU also expands the disclosure requirements for those transactions that meet the new criteria to be classified as discontinued operations. The revised accounting guidance applies prospectively to all disposals (or classifications as held for sale) of components of an entity and for businesses that, upon acquisition, are classified as held for sale on or after adoption. Early adoption is permitted for disposals (or classifications as held for sale) that have not been previously reported in financial statements. The effects of applying the revised guidance will vary based upon the nature and size of future disposal transactions. It is expected that fewer disposal transactions will meet the new criteria to be reported as discontinued operations. The Company does not believe the adoption of this ASU will have a material effect on its consolidated financial statements.

There are no other new accounting pronouncements adopted or enacted during the three months ended June 30, 2014 that had, or are expected to have, a material impact on the Company’s financial statements.

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

Assets measured at fair value are summarized below:

	June 30, 2014
	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total
Securities available for sale - Debt securities	$3,146,334	$-	$-	$3,146,334
Total assets measured at fair value	$3,146,334	$-	$-	$3,146,334

	March 31, 2014
	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total
Securities available for sale - Debt securities	$4,662,020	$-	$-	$4,662,020
Total assets measured at fair value	$4,662,020	$-	$-	$4,662,020

Note 5 – SECURITIES AVAILABLE FOR SALE

Securities available for sale consist of the following:

	June 30, 2014
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Duration (1)
Corporate bonds	$494,994	$17,749	$(4,260)	508,483	4.64
Corporate notes	998,750	-	(2,450)	996,300	3.31
Variable rate note	1,201,125	6,000	(68,125)	1,139,000	Perpetual
Fixed income mutual fund	502,350	201	-	502,551	N/A
Total debt securities	$3,197,219	$23,950	$(74,835)	$3,146,334

	March 31, 2014
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Duration (1)
Corporate bonds	$1,786,057	$23,069	$(26,346)	1,782,780	2.56
Corporate notes	998,750	-	(23,750)	975,000	3.56
Variable rate notes	1,943,785	21,080	(60,625)	1,904,240	Perpetual
Total debt securities	$4,728,592	$44,149	$(110,721)	$4,662,020

(1)	Average remaining duration to maturity, in years

All securities were classified as available for sale as of each date presented.

The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, as of June 30, 2014:

	Less than 1 year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Loss
Corporate bonds	$46,731	$(1,074)	$141,490	$(3,186)	$188,221	$(4,260)
Corporate notes	-	-	996,300	(2,450)	996,300	(2,450)
Corporate high-yield bonds	-	-	930,000	(68,125)	930,000	(68,125)
Total debt securities	$46,731	$(1,074)	$2,067,790	$(73,761)	$2,114,521	$(74,835)

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

There were 10 securities in an unrealized loss position at June 30, 2014. Management does not intend to sell any of the securities classified as available for sale which have unrealized losses and believes that it is not likely that the Company will have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased and are not the result of deteriorated credit quality. The fair value is expected to recover as the bonds approach their maturity or re-pricing date or if market yields for such investments decline. Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.

Investment securities with a book value of $2,054,245 were sold during the three months ended June 30, 2014. The Company recognized a gain of $16,172 on the sale of those securities.

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

The components of inventories were as follows:

	June 30, 2014	March 31, 2014
Raw materials and supplies	$42,302	$43,407
Finished goods	1,445,582	1,495,349
	1,487,884	1,538,756
Less: Provision for inventory obsolescence	(976,276)	(919,837)
	$511,608	$618,919

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

The “EFT” trademark was owned by Top Capital Inc. beginning in the 1990s and was operated for its online business in China. At the time when Top Capital Inc. merged with the Company on November 16, 2007, the ownership of the “EFT” trademark was transferred to EFT Assets Limited, a company in which Wendy Qin, a director of EFT International Ltd., serves as a director. Pursuant to an agreement between the Company and EFT Assets Limited at the time of the merger, the Company uses the “EFT” name and is required to pay an annual royalty to EFT Assets Limited equal to a percentage of its gross sales for the previous fiscal year. The percentage is 5% for the first $30 million in gross sales, 4% for the $10 million in gross sales in excess of $30 million, 3% for the $10 million in gross sales in excess of $40 million; 2% for the $10 million in gross sales in excess of $50 million; and 1% for the $10 million in gross sales in excess of $60 million, with a minimum annual royalty of $500,000. EFT Assets Limited is owned by a number of persons, including Wendy Qin. Ms. Qin is the sister of Jack Jie Qin, the Company’s president. During the three months ended June 30, 2014 and 2013, the royalties payable to EFT Assets Limited were $21,798 and $43,065, respectively.

In March 2010, one of the Company’s subsidiaries, EFT International Ltd., entered into a consultancy agreement with JFL Capital Limited, a company in which Wendy Qin serves as a director and is one of the principal shareholders. Under this agreement, EFT International Ltd. engaged JFL Capital Limited to provide EFT International Ltd. consultancy services on administration, financial matters, corporate planning and business development commencing from April 1, 2010, and the annual fee will be increased at the rate of $15,000 each year. The agreement may be terminated by either party on three months’ written notice. For the three months ended June 30, 2014 and 2013, EFT International Ltd. paid JFL Capital Limited $93,750 and $90,000, respectively.

The Company rents a 6,500 square foot office space at market rate for its satellite training center in Hong Kong. This office is located at Langham Office Tower, 8 Argyle Street, Suite 3706, Kowloon, Hong Kong SAR. The leased space is owned by a number of persons, including Wendy Qin, a director of EFT (HK) Ltd and the sister of Jack Jie Qin, the Company’s president. The lease for this space expires on March 31, 2015, with a monthly rental of $30,900. On May 1, 2014, the Company sublet a portion of the rental office space, approximately 1,230 square feet, to a third party at a market rate in an effort to reduce the Company’s costs. During the three months ended June 30, 2014 and 2013, the Company paid the lessor $77,419 and $92,784, respectively , in rent.

Note 8 – DISCONTINUED OPERATION - EXCALIBUR

On October 25, 2008, the Company through its wholly-owned subsidiary, EFT Investment, acquired a 48.81% equity interest in Excalibur for $19,193,000. The Company initially loaned funds to Excalibur in July 2008 and subsequently has continued to provide Excalibur with loan capital to fund its operations.

The Company consolidates Excalibur based on a three-month lag with the Company’s reporting periods. All inter-company accounts and transactions were eliminated in consolidation. The following table provides a summary of balance sheet and statement of operations information for Excalibur , which is consolidated in the Company’s financial statements:

	Excalibur International Marine Corporation
	March 31, 2014		December 31, 2013
	NTD*	USD	NTD*	USD
Total assets, net	7,218,878	241,517	8,244,403	275,827
Total liabilities, net	105,645,976	3,534,492	105,326,659	3,523,808
Net assets	(98,427,098)	(3,292,975)	(97,082,256)	(3,247,981)
48.81% ownership	(48,042,267)	(1,607,301)	(47,385,849)	(1,585,340)

	For the three months ended
	March 31, 2014		March 31, 2013
	NTD*	USD	NTD*	USD
Operating cost	1,105,876	36,802	3,501,025	117,248
Selling, general and administrative expenses	1,052,135	35,013	1,056,566	35,384
Interest expense	908,647	30,238	-	-
Foreign exchange gain/(loss)	(4,025,712)	(133,967)	(1,395,059)	(46,720)
Net income	(959,054)	(31,914)	3,162,532	105,912
48.81% ownership	(468,114)	(15,577)	1,543,632	51,696

*NTD: New Taiwan Dollar

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

Following the disposal of the Ocean LaLa in March 2014, the operating results associated with the transportation business have been classified as discontinued operations in the consolidated financial statements. The Company recorded income of $31,914 in the three months ended June 30, 2014, primarily relating to exchange gain associated with the disposal. Even though the Company has discontinued the operations related to the shipping segment, the Company continues certain wrap-up activities related to several ongoing lawsuits involving its investment in this segment. Additional information concerning Excalibur is included in Note 17 (Litigation).

Note 9- INVESTMENT IN CTX VIRTUAL TECHNOLOGIES

The Company currently owns 8,558,000 shares of common stock of CTX Virtual Technologies, Inc. (“CTX”) (Pink Sheets: CTXV). The original investment of $5,000,000 for 10,593,220 shares of CTX common stock was recorded as a long-term investment carried on the cost method. Although the Company appeared at the time of the investment to hold a majority of the common stock outstanding, CTX also had outstanding classes of preferred stock that had super-majority voting rights. During the year ended March 31, 2011, the Company recorded a full impairment of the investment, bringing its carrying value to zero.

During the three months ended June 30, 2014, the Company sold approximately 2 million shares of its holdings in CTX for approximately $1million less commissions and other fees and reported a gain of approximately $985,000 in the accompanying consolidated statement of operations.

The Company intends to sell the remaining 8.6 million shares of CTX but there can be no assurance that it will be able to do so.

Note 10 - OTHER LIABILITIES

Other liabilities consist of the following:

	June 30, 2014	March 31, 2014
Payroll liabilities	$47,971	$53,003
Warranty liabilities	2,255	2,593
Accrued interest	573	2,867
Accrued expenses	1,115,803	372,919
Provision for tax	5,318,302	5,295,033
Others	2,662	2,658
	$6,487,566	$5,729,073

Note 11 - CONTINGENT LIABILITIES

The Company’s controlled subsidiary, Excalibur, purchased the vessel “Ocean LaLa” from a British Virgin Islands, “BVI,” company, Ezone Capital Co. Ltd., in 2008. The purchase price was EURO 16 million, equivalent to approximately $21.9 million. The vessel was delivered to Excalibur and registered as owned by Excalibur at the end of 2008. The last payment of EURO 2 million, equivalent to $2,739,729, is still under dispute as Excalibur believes that certain special equipment relating to the Ocean LaLa, including special tooling, was not delivered at the time of sale and one of Ezone’s directors did not act in good faith and was involved in self-dealing. On August 18, 2010, the dispute was submitted to an arbitral tribunal. The Final Arbitration Award was published by the arbitral tribunal on June 9, 2014, and Excalibur was ordered to pay to Ezone the sum of Euro 2 million plus interest at a rate of 4.5% from August 19, 2008 compounded until the date of the Final Arbitration Award and thereafter at the same rate and compounded on the same basis until the date of payment. The Company has decided not to appeal the arbitration award. As of June 30, 2014, the Euro 2 Million contingent liability and approximately $692,000 of interest has been accrued.

In 2009, the Company’s subsidiary, Tianquan, engaged a general contractor to construct a water manufacturing plant for RMB 4,758,600 (US$767,000).  Upon completion, EFT inspected the plant and found several material construction defects, including, but not limited to, the fact that the contractor used inferior construction material, inconsistent construction plans and substandard insulation material. As a result, EFT conditioned its final construction payment to the contractor in the amount of RMB 698,896 (US$112,700) on the rectification of all construction defects. On March 22, 2012, the contractor brought a case against EFT in Baiquan People’s Court in Heilongjiang Province seeking approximately RMB 1,912,000 of purported outstanding payments under the contract and interest thereon.  On January 16, 2014, Tianquan received an unfavorable decision issued by Baiquan People’s Court in Heilongjiang Province awarding the contractor approximately RMB 1,326,916 (US$214,000) of purported outstanding payments under the contract and interest thereon.  The Company filed an appeal with Qiqihar Intermediate People’s Court on January 27, 2014. The final resolution of this case is pending.

Note 12 – SHORT-TERM LOAN

The Company received a $571,200 loan from a third party, Insurance Financing, Inc. (“IFI”), to finance the directors’ and officers’ insurance premium. The loan bears an interest rate of 3.60% per annum. The loan is to be repaid over a nine-month period beginning on December 15, 2013. The terms of the agreement allowed for the Company to make nine equal monthly payments of $64,422 each.

Note 13 – WARRANTS

As of June 30, 2014, the Company’s subsidiary Digital Development Partners Inc. has 330,665 Series A and 330,665 Series B warrants outstanding, which are accounted for as equity instruments.  The Series A and Series B warrants will expire on September 30, 2014 and permit the holders to purchase one share of Digital’s common stock at an exercise price of $1.00 per share and $1.25 per share, respectively.

Note 14 - INCOME TAXES

The Company was incorporated in the United States and has operations in five tax jurisdictions - the United States, the Hong Kong Special Administrative Region (“HK SAR”), mainland China, Taiwan, and the BVI.

The Company generated substantially all of its net income from its BVI operations for the three months ended June 30, 2014.  According to BVI tax law, this income is not subject to any taxes. The Company’s HK SAR subsidiaries are subject to a 16.5% profit tax based on its taxable net profit. EFT (HK) Ltd provides management service to a BVI subsidiary, and the BVI subsidiary reimburses EFT HK Ltd for its total operating expenses plus 5% mark up, and the income is subject to 16.5% profit tax. The deferred tax assets for the Company’s US operations were immaterial for the three months ended June 30, 2014.

The Company’s Taiwanese subsidiaries, Excalibur and EFT Investment, and its factory in mainland China are subject to a 17% and 25% standard enterprise income tax, respectively, based on their taxable net profit. These operations have incurred net accumulated operating losses for income tax purposes and management believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, it has provided full valuation allowance for the deferred tax assets arising from the losses as of June 30, 2014 and 2013.

The income tax expenses consist of the following:

Three Months Ended June 30,
	2014	2013
Current:
Domestic	$-	$-
Foreign	-	-
Deferred	-	-
Income tax expenses	$-	$-

A reconciliation of income taxes, with the amounts computed by applying the statutory federal income tax rate, 37% for the three months ended June 30, 2014 and 2013, to income before income taxes for the three months ended June 30, 2014 and 2013, is as follows:

	Three Months Ended June 30,
	2014	2013
Income tax provision at U.S. statutory rate	$(197,875)	$(451,930)
Deferred tax valuation allowance	196,402	448,763
Nondeductible expenses	1,473	3,167
Income tax expenses	$-	$-

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

In December 2013, the IRS concluded its audit of the Company’s returns for the years 2007 through 2010 and issued an examination report that proposed adjustments of $12.3 million of additional tax liabilities for the years 2008 through 2010. After receiving further information from the Company subsequent to the issuance of its original report, the IRS has revised its audit report of the Company’s returns for the years 2008 through 2010 and has reduced its proposed adjustments from $12.3 million to $3.6 million of additional tax liabilities for the years 2008 through 2010. The Company plans to continue to challenge most of the remaining proposed adjustments as set forth in the revised report and is in the process of appealing the proposed adjustments with the IRS. Based on the IRS report, the Company has recorded federal and California state tax liabilities of $3.0 million and $0.8 million, respectively, for the years 2008 through 2010.

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

Note 15 – COMMITMENTS

Lease commitments

The Company leases 3,367 square feet of space in California that serves as its principal executive offices. The lease expires in February 2015. The monthly rent for the period ended June 30, 2014 is $9,455. Future minimum lease payments under the lease are as follows:

Year Ending March 31,

2015	$75,640

The Company rents office space for its satellite training center in Hong Kong. For additional information please refer to Note 7. The lease expires on March 31, 2015, with a monthly rental of $23,226. Future minimum lease payments under the operating lease are as follows:

Year Ending March 31,

2015	$209,034

The Company rents storage space for its satellite training center in Hong Kong. The lease provides for monthly lease payments approximating $955 starting on January 4, 2013 and expiring on January 3, 2015. Future minimum lease payments under the operating lease are as follows:

Year Ending March 31,

2015	$5,730

The Company rents office space for its operation in Taiwan. The lease expires on December 16, 2014, and the monthly rental is $1,260. Future minimum lease payments under the operating lease are as follows:

Year Ending March 31,

2015	$7,560

The Company also leases a 40,000 square meter property from Yongqin county of Baiquan, Heilongjiang Province, the PRC and constructed a bottled water factory there. The land is leased commencing on December 31, 2009 for a term of fifty years, with a yearly land use rights fee of $3,865.

Year Ending March 31,

2015	3,865
2016	3,865
2017	3,865
2018	3,865
2019	3,865
Thereafter	154,600

Total rent expense for the three months ended June 30, 2014 and 2013, was $114,816 and $141,561, respectively.

Note 16 – SEGMENT INFORMATION

The Company’s business is currently classified by management into two reportable business segments: onlineand beverage. The online business reportable segment is an aggregation of the Company’s online operating segments, which are organized to sell the Company’s products to Affiliates through its websites. The online business reportable segment derives revenue from the sales of nutritional products, personal care products and EFT-phones and access fees for its network platform. The beverage business reportable segment derives revenue and expense from the bottled water factory in Baiquan, Heilongjiang Province, the PRC.

Until March 31, 2014, the Company had a third reportable business segment, the transportation segment. The transportation segment, which derived revenue from transporting passengers and cargo between Taiwan and Mainland China through the Taiwan Strait, was discontinued during the quarter and therefore was classified as a discontinued operation as of June 30, 2014.

Unallocated items comprise mainly corporate expenses and corporate assets.

Although substantially all of the Company’s revenue is generated from Mainland China, the Company is organizationally structured along business segments. The accounting policies of each of the Company’s operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.”

The following tables provide the business segment information as of and for the three months ended June 30, 2014 and 2013. Income tax allocations have been determined based on statutory rates in the applicable business segment.

	Three months ended June 30, 2014
	Online business	Beverage business	Unallocated items	Total
Sales revenues, net	$297,978	$-	$-	$297,978
Cost of goods sold	(83,652)	-	-	(83,652)
Gross profit/(loss)	214,326	-	-	214,326
Operating expenses:
Selling, general and administrative expenses	378,405	59,124	1,304,690	1,742,219
Provision for inventory obsolescence	56,976	-	-	56,976
Royalty expenses	21,798	-	-	21,798
Total operating expenses	457,179	59,124	1,304,690	1,820,993
Net operating loss	(242,853)	(59,124)	(1,304,690)	(1,606,667)
Other income	102,142	5,342	946,664	1,054,148
Allocated income tax benefit	-	-	-	-
Loss after income tax	(140,711)	(53,782)	(358,026)	(552,519)

Total long-lived assets	50,213	984,371	263	1,034,847

Additions to long-lived assets	387	-	-	387

	Three months ended June 30, 2013
	Online business	Beverage business	Unallocated items	Total
Sales revenues, net	$499,440	$6,582	$-	$506,022
Cost of goods sold	(198,664)	(2,593)	-	(201,257)
Gross profit/(loss)	300,776	3,989	-	304,765
Operating expenses:
Selling, general and administrative expenses	547,906	92,895	811,200	1,452,001
Provision for inventory obsolescence	149,365	-	-	149,365
Royalty expenses	43,065	-	-	43,065
Total operating expenses	740,336	92,895	811,200	1,644,431
Net operating loss	(439,560)	(88,906)	(811,200)	(1,339,666)
Other income	42,172	1	90,890	133,063
Allocated income tax benefit	-	-	-	-
Loss after income tax	(397,388)	(88,905)	(720,310)	(1,206,603)

Total long-lived assets	130,868	1,165,975	23,718	1,320,561

Additions to long-lived assets	-	-	5,106	5,106

Note 17 – LITIGATION

In October 2008, the Company acquired, through a wholly-owned subsidiary, 48.81% of the capital stock of Excalibur International Marine Corporation, a Taiwanese corporation, for $19,193,000. Excalibur owns a high speed ship which, until August 2010, transported passengers and cargo between Taiwan and mainland China through the Taiwan Strait. Excalibur’s vessel, the Ocean LaLa, was capable of carrying up to 370 passengers and 630 tons of cargo. Excalibur purchased the Ocean LaLa from Ezone Capital Co. Ltd., prior to its acquisition by the Company. The last payment of EURO 2,000,000, equivalent to $2,739,726, was withheld by Excalibur since Excalibur believed that special tooling was not delivered at the time of sale and that an Ezone’s director did not act in good faith and was involved in self-dealing.  On August 18, 2010, Excalibur received a statement of claim, equivalent to a complaint in the United States, demanding approximately 2,000,000 Euros. On June 9, 2014, the arbitrators awarded in favor of Ezone, with counterclaims of Excalibur dismissed by the arbitrators. The Company has decided not to appeal the arbitration award.

On October 1, 2010, EFT Investment Co. Ltd. (EFTI) filed a lawsuit against Hsiao Zhong-Xing, former general manager of Excalibur, and Lu Zhuo-Jun, former vice general manager of Excalibur, collectively "Defendants,” in the Taiwan Shihlin District Prosecutor’s Office. EFT Investment Co. Ltd. alleges, among other things, that Defendants committed the offences of capital forging, fraud, breach of trust, and document fabrication. On April 30, 2013, the Taiwan Shihlin District Court found that both Hsaio Zhong-Xing and Lu Zhuo-Jun were guilty of fraudulent increase of paid-up capital and dismissed all other charges. As a result, Hsiao Zhong-Xing received a six-month jail sentence and Lu Zhuo-Jun received a five-month jail sentence. Both of their jail sentences can be converted into a fine. On May 27, 2013, the Shihlin District Prosecutor filed an appeal in the Taiwan High court for reconsideration of the judgment entered by the District Court. On February 19, 2014, the Taiwan High Court sustained the District Court’s decision and found Hsaio Zhong-Xing guilty and sentenced him to a mandatory ten-month jail sentence; and found Lu Zhuo-Jun guilty and sentenced him to a mandatory eight-month jail sentence. This decision is final and confirmed.

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

Marinteknik Shipbuilders (S) Pte Ltd., a Singapore company, filed a lawsuit against Excalibur in the Taiwan Taichung District Court on July 9, 2009 for unpaid service fees and out-of-pocket expenses of NTD 8,050,832, equivalent to approximately $264,000. On August 20, 2009, the Taiwan Taipei district court froze Excalibur’s cash of $203,402 in response to the suit. The final resolution of this case is pending. However, a contingent liability for the restricted cash has been recorded.

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

In 2009, EFT’s subsidiary, Heilongjiang Tianquan Manor Soda Drinks Co. Ltd., engaged a general contractor, the “Contractor”, to construct a water manufacturing plant, the “Plant”, for RMB4,758,600 (US$766,000).  Upon completion, EFT inspected the Plant and found several material construction defects, including, but not limited to, the fact that the Contractor used inferior construction material, inconsistent construction plans and substandard insulation material. As a result, in 2010, EFT conditioned its final construction payment to the Contractor in the amount of RMB698,896 (US$112,500) on the rectification of all construction defects. On March 22, 2012, the Contractor brought a case against EFT in Baiquan People’s Court in Heilongjiang Province seeking approximately RMB1,912,000 of purported outstanding payments under the contract and interest thereon. On January 16, 2014, EFT’s subsidiary, Heilongjiang Tianquan Manor Soda Drinks Co. Ltd., received an unfavorable decision issued by Baiquan People’s Court in Heilongjiang Province awarding the contractor approximately RMB1,326,916 of purported outstanding payments under the contract and interest thereon.  The Company filed an appeal with Qiqihar Intermediate People’s Court on January 27, 2014. The final resolution of this case is pending.

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

On January 28, 2013, EFT Investment Co. Ltd., a wholly owned subsidiary of the Company in Taiwan (“EFTI”), filed a criminal complaint against Tom Peng a.k.a Cheng Hao Peng (President of Meifu Development Co., Ltd., “Meifu”), Thomas Chen a.k.a. Hong Dong Chen (former General Manager and Director of EFTI), Stiven Peng a.k.a. Tien Te Peng (Vice Chairman of Transglobe Life Insurance Inc., “Transglobe”), Xian Jue Liu (Chairman of Transglobe ), Shih Kuei Chang (General Manager of Meifu), Yi Feng Cheng (Real Estate Department Manager of Transglobe ) and Da Min Wu, an individual, collectively called “Defendants”, in the Taipei District Prosecutor’s Office. EFTI alleges, among other things, that Thomas Chen colluded with Tom Peng and other Defendants, and that Thomas Chen had made numerous misrepresentations to the Company and EFTI on transactions related to a building in Taiwan, of which Meifu and Transglobe were developers. The Company also alleges that Thomas Chen breached his fiduciary duty, as the General Manager of EFTI, by binding EFTI in various agreements and making payments from EFTI to Meifu and Transglobe, which are named Defendants, and that the Defendants had committed violations of securities law, insurance law, corporation law and tax law, as well as money laundering, fraud and breach of trust.

On June 6, 2013, the Company filed a civil complaint in Los Angeles, California against Meifu Development Co., Ltd., Transglobe Life Insurance Inc. and certain individuals related to the purchase of the Taiwan Building. On January 27, 2014, the Company voluntarily dismissed the civil complaints without prejudice in Los Angeles, California, in return for a good faith settlement negotiation initiated by such defendants. However, due to a lack of good faith of the defendants to negotiate for a settlement, on May 30, 2014, the Company re-filed civil complaints against Meifu Development Co. Ltd., Transglobe Life Insurance, Inc., Tom Peng and Thomas Chen in the Los Angeles Supreme Court, alleging deceit, conversion, breach of fiduciary duty and other illegal acts against the Company.

On July 23, 2013, the Taipei District Prosecutor’s Office issued a non-indictment decision on charges of fraud against the Defendants, which the Company believes is unwarranted. The decision not to indict the Defendants was made despite the fact that the Taiwan Investigation Bureau, Ministry of Justice, had confirmed that Thomas Chen, the former GM of EFTI, has received and/or has intended to receive secret profits from Tom Peng, who admitted his full control over Meifu and Transglobe. A report by the Taiwan Investigation Bureau, Ministry of Justice, further revealed, among other fraudulent activities, that Tom Peng and his son, Stiven Peng a.k.a. Tien Te Peng were involved in illegal inter-company transactions and illegal related party transactions. Documents received by the Company through Court petition indicated that, on June 14, 2013, the Prosecutor in Taiwan, despite what the Company believes to have been ample evidence of illegality, instructed the Taiwan Investigation Bureau to halt all further investigations on EFTI’s criminal complaint prior to his written decision not to indict the Defendants. Subsequently, on August 22, 2013, EFTI completed the filing of the appeal with the Taiwan High Prosecutor’s Office for reconsideration of the non-indictment charges against the Defendants. This appeal was rejected on August 29, 2013, which the Company believes was not enough time for the Prosecutor’s Office to fully reconsider the appeal. On September 12, 2013, EFTI filed a final petition to the Taipei District Court for judgment of the decision made by the Taiwan High Prosecutor’s Office, but the petition was rejected on March 5, 2014. The Company is considering various legal options against the Defendants in Taiwan.

On November 27, 2013, a class action entitled Li, et al. v. EFT Holdings, Inc., et al. was filed on behalf of a putative class of all purchasers of one or more of the Company’s products against the Company and Jack Qin in the United States District Court for the Central District of California.  The amended complaint, filed on July 11, 2014, alleges, among other things, violation of unfair competition law and false advertising law and fraud.  The complaint seeks, among other things, compensatory and punitive damages and injunctive relief.  The case is currently pending.  The Company believes that the claims asserted are without merit and intends to defend against them vigorously.

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

On December 6, 2013, the Company joined George Curry (a former director and officer of the Company) in the “CTX” lawsuit as one of the defendants in the Superior Court of California, county of Los Angeles, in which the Company alleges, among other things, that Mr. Curry breached his fiduciary duty and committed fraud and misrepresentation in respect of the Company’s investment in CTX Virtual Technologies, Inc..

On April 18, 2014, George Curry filed a countersuit against EFT Holdings, Inc., Jack Qin and Pyng Soon in the United States Federal District Court, Central District of California, Los Angeles (Western District). In the complaint, Mr. Curry seeks implied and equitable indemnity, declaratory relief and apportionment of fault.

On May 30, 2014, the Company filed a civil lawsuit in the Superior Court of the State of California for the County of Los Angeles - East District against Meifu and others. alleging deceit, conversion, breach of fiduciary duty and money had and received against the defendants. Also named as defendants in this action are TransGlobe, Peng Cheng-Hao (President of Meifu) and Thomas Chen, a former director of EFTI.

Note 18 - SUBSEQUENT EVENTS

On July 3, 2014, the Company sold an additional 784,264 shares of its holdings in CTX for $381,000 less commissions and fees.

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

As of June 30, 2014, the Company had 1,256,479 registered Affiliates, most of which were located in China and Hong Kong. For the three months ended June 30, 2014, the Company did not have any sales activities in the United States. None of the Company’s Affiliates account for a significant portion of the Company’s business.

The Company pays its Affiliates a commission on the products they order from the Company. The commission is approximately 58% of the total dollar amount of the order. Commissions are considered a reduction of the sales price of the Company’s products and are reflected in the Company’s financial statements as a reduction in revenue. The commissions earned by each Affiliate are held in book entry form. The Affiliate can use the commissions to pay for new orders.  With this process, the Company reduces operating expense and eliminates cumbersome accounting chores such as issuing checks and reconciling bank statements.

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

On April 1, 2012, the Company assigned network access rights to ToByTo Limited, “ToByTo”, a third-party company. The network access rights to ToByTo Limited include the right to access EFT’s Affiliate database for ToByTo’s marketing campaign, and provides access to EFT’s e-money system to facilitate sales activities. ToByTo, in return, compensates EFT by paying access fees in an amount equal to 10% of the respective enrollment fee of every Affiliate who enters the ToByTo e-phone program or another agreed upon amount. During the three months ended June 30, 2014, the Company agreed to waive the access fees in lieu of ToByTo agreeing to purchase a portion of the Company’s overstocked inventory.

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

On April 1, 2012, the Company assigned network access rights to eZGT Limited, a third party. The network access rights to eZGT Limited include the right to access EFT’s Affiliate database for eZGT’s marketing campaign, and provides access to EFT’s e-money system to facilitate sales activities. eZGT Limited, in return, compensates EFT by paying access fees in an amount equal to 10% of the respective enrollment fee of every Affiliate who enters the $300 and $3,000 travel programs or another agreed upon amount. However, for Affiliates who enter the $800 and $8,000 travel programs, eZGT will only pay access fees in the amount of $30 and $300, respectively. During the three months ended June 30, 2014, the Company agreed to waive the access fees in lieu of eZGT limited agreeing to purchase a portion of the Company’s overstocked inventory for an agreed upon period of time.

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

Results of Operations

Comparison for the Three Months Ended June 30, 2014 and 2013

Sales revenue, net

Sales revenues, net of commission expense, decreased to approximately $230,000 for the three months ended June 30, 2014 from approximately $421,000 for the three months ended June 30, 2013 primarily due to a decline in sales demand from the Company’s Affiliates. The Company’s policy is to pay commissions to Affiliates upon receipt of sales orders even before revenue can be recognized. In addition, sales orders dropped from $933,000 to $385,000 which caused commission expense to decrease from $529,600 for the three months ended June 30, 2013 to $236,700 for the three months ended June 30, 2014.

The Company’s revenue recognition policy is in accordance with the requirements of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB 104”), ACT Topic 605, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s products) and other applicable revenue recognition guidance and interpretations. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonable assured. Transportation income is generated form transporting passengers and cargo and is recognized at the time when passengers and cargo are conveyed to the destination port. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. Commissions paid to the Company’s affiliates are considered to be a reduction of the selling prices of its products, and are recorded as a reduction of revenue.

Shipping charges

Shipping charges decreased to approximately $68,000 for the three months ended June 30, 2014 from approximately $85,000 for the three months ended June 30, 2013 mainly due to a decrease in sales.

Cost of goods sold

Cost of goods sold consists of merchandise purchased from vendors. Cost of goods sold decreased to approximately $78,000 for the three months ended June 30, 2014 from approximately $191,000 for the three months ended June 30, 2013, mainly due to reduction in gross sales. Gross sales of products declined from approximately $861,000 to $436,000, or 49%. However, cost of sales of products declined by 55% from $175,000 for the three months ended June 30, 2013 to $78,000 for the three months ended June 30, 2014 mainly due to the sale of promotional products of $30,000 and $69,000, respectively, for the same periods. These promotional product sales were sold at cost. Despite the fact that these items were sold at cost, cost of goods sold as a percentage of sales was 11%, which was lower than the same period last year by 1.3%.

Gross profit

Gross profit increased to approximately $214,000 for the three months ended June 30, 2014 compared to approximately $305,000 for the three months ended June 30, 2013. Gross profit, as a percentage of total revenue, was 72% during this period compared with 60% for the three months ended June 30, 2013. The decrease in gross profit was mainly due to the reduction in sales revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to approximately $1,742,000 for the three months ended June 30, 2014 compared to $1,452,000 for the three months ended June 30, 2013, mainly due to an increase in legal expenses associated with several ongoing legal actions in both the United States and Asia. Legal expenses increased to approximately $622,000 for the three months ended June 30, 2014 compared to approximately $80,000 for the three months ended June 30, 2013.

Inventory obsolescence

Inventory obsolescence decreased to approximately $57,000 for the three months ended June 30, 2014 from approximately $149,000 for the three months ended June 30, 2013, mainly due to increased sales of the Company’s overstocked products during the period.

Royalty expenses

Royalty expense decreased to $21,798 for the three months ended June 30, 2014 as compared to $43,065 for the three months ended June 30, 2013, due mainly to lower sales.

Interest income

Interest income decreased to approximately $51,000 for the three months ended June 30, 2014 as compared to approximately $86,000 for the three months ended June 30, 2013. Interest income decreased due to a decrease of investments in corporate bonds as compared to the prior period.

Interest expenses

Interest expenses increased to approximately $32,000 for the three months ended June 30, 2014 as compared to approximately $3,000 for the three months ended June 30, 2013. The significant increase in interest expenses is mainly due to interest of $29,000 related to the provision for underpayment of tax liabilities for the years 2008 to 2010.

Other income

Other income increased to $1,012,000 for the three months ended June 30, 2014 as compared to $752 for the three months ended June 30, 2013. The increase in other income is mainly due to the Company’s sale of 2 million shares of its holdings in CTX for approximately $985,000 net of commissions and other fees. The sale of 2 million shares represents roughly 19% of the Company’s total holdings in CTX prior to the sale, and the Company still owns approximately 8.6 million shares of CTX’s common stock.

Income from discontinued operations

Following the disposal of the Ocean LaLa in March 2014, the operating results associated with the transportation business have been classified as discontinued operations in the consolidated financial statements. The Company recorded income of $31,914 in the three months ended June 30, 2014, primarily relating to exchange gain associated with the disposal.

Capital Resources and Liquidity

The following table shows the Company’s sources of cash for the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	2014	2013
Net cash provided by / (used in) operating activities	$531,276	$(709,698)
Net cash provided by investing activities	1,564,835	1,960,790
Net cash used in financing activities	(190,974)	(191,190)
Effect of exchange rate changes on cash	9,564	(46,949)
Net increase in cash	$1,914,701	$1,012,953

Operating activities

For the three months ended June 30, 2014, net cash provided by operating activities was $531,276 . This was primarily due to a net loss of $520,605 adjusted by non-cash related expenses that included depreciation of $49,864, provision for inventory obsolescence of $56,976 and a net increase in working capital items of $928,739, which were offset by gains realized from the sales of securities available for sale of $16,172.

For the three months ended June 30, 2013, net cash used in operating activities was $709,698. This was primarily due to a net loss of $1,241,747 adjusted by non-cash related expenses that included depreciation of $74,486, provision for inventory obsolescence of $149,365 and a net increase in working capital items of $357,591, which were offset by gains realized from the sale of securities available for sale of $49,393.

Investing activities

Net cash provided by investing activities for the three months ended June 30, 2014 was $1,564,835, primarily due to proceeds from the sale of corporate bonds of $2,070,417, which were partially offset by the purchase of $522,873 of corporate bonds.

Net cash provided by investing activities for the three months ended June 30, 2013 was $1,960,790, mainly due to proceeds from the sale of corporate bonds of $2,643,944, which were partially offset by the purchase of $678,121of corporate bonds.

Financing activities

Net cash used in financing activities for the three months ended June 30, 2014 was $190,974, due to repayment of a short-term loan for financing of the Company’s current year directors’ and officers’ liability insurance policy. For more information please see Note 13 to the consolidated financial statements in this Report.

Net cash used in financing activities for the three months ended June 30, 2013 was $191,190, primarily due to repayment of a short-term loan for financing of the Company’s directors’ and officers’ insurance policy.

Working Capital

	June 30, 2014	March 31, 2014
Current assets	$8,123,155	$8,228,362
Current liabilities	18,438,418	18,128,984
Working capital (deficiency)	$(10,315,263)	$(9,900,622)

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

There is substantial doubt about the Company’s ability to continue as a going concern as the continuation of the Company’s business is dependent upon obtaining further long-term financing, successfully appealing the proposed adjustment of $3.6 million plus accrued interest and penalties with the IRS, collection of the Company’s prepayment on development in progress of $20.7 million and achieving a profitable level of operations. The issuance of additional equity securities by the Company could result in a significant dilution of the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments.

Balance Sheet Items

Material changes in the Company’s balance sheet items between June 30 and March 31, 2014 are discussed below:

Securities Available for Sale

Securities available for sale decreased to $3,146,334 as of June 30, 2014 as compared to $4,662,020 as of March 31, 2014, as the Company sold certain securities to fund operations.

Prepaid expenses

Prepaid expenses decreased to $430,523 as of June 30, 2014 as compared to $620,337 as of March 31, 2014 due to the amortization of costs associated with the directors’ and officers’ insurance premium during the three months ended June 30, 2014.

Other receivables

Other receivables decreased to $317,999 as of June 30, 2014 as compared to $492,001 as of March 31, 2014 due to collection of long overdue outstanding payments during the three months ended June 30, 2014.

Accounts Payable

Accounts payable decreased to $1,019,867 as of June 30, 2014 as compared to $1,189,494 as of March 31, 2014, as a result of certain legal fee invoices in the prior period that were received near the end of the period.

Commission Payable

Commission payable slightly decreased to $3,841,597 as of June 30, 2014 as compared to $3,884,774 as of March 31, 2014 due to lower commissions earned by Affiliates during the three months ended June 30, 2014.

Other Liabilities

Other liabilities increased to $6,487,566 as of June 30, 2014 as compared to $5,729,073 as of March 31, 2014. The increase was mainly due to the accrual of legal fees during the quarter.

Unearned Revenue

Unearned revenue slightly decreased to $3,212,606 as of June 30, 2014 as compared to $3,268,916 as of March 31, 2014. The recording of unearned revenue results from temporary delays associated with the recognition of revenue related to the sale of products or services to Affiliates. In addition, $1,286,450 and $1,655,526 of unearned revenue relates to Affiliates who have enrolled in ToByTo and eZGT Reward programs, respectively, that have not yet qualified to receive the Company’s rewards.

Non-controlling interest

This item represents the interest in Excalibur and Digital owned by others. Non-controlling interest liabilities decreased due to Excalibur recording exchange gains during the three months ended June 30, 2014.

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

Since July 2008, the Company has made loans to Excalibur aggregating approximately $6.89 million, which bear interest at 8% per annum and are due from August 2014 to June 2015. The loans were primarily used by Excalibur to acquire its vessel, the Ocean LaLa, and to fund operating costs. Because the Company consolidates Excalibur, these loans are not included in its consolidated financial statements.

Discontinued Operations

Following the disposal of the Ocean LaLa in March 2014, the operating results associated with the transportation business have been classified as discontinued operations in the consolidated financial statements. At June 30, 2014, the Company had $31,784 of current assets of discontinued operations, compared to $64,879 at March 31, 2014.; Non-current assets of discontinued operations were $209,733 at June 30, 2014, compared to $210,948 at March 31, 2014. The Company had $3,534,492 of current liabilities of discontinued operations, compared to $3,523,808 at March 31, 2014. Additional information concerning Excalibur is included in Notes 17 (Litigation).

The Company lent $5,000,000 to CTX Virtual Technologies Inc., “CTX,” in July 2010. The loan to CTX was unsecured, bore interest at 8% per year and had a term of one year to July 26, 2011. At any time during the one-year term, the Company could, at its option, convert the loan into 8,474,576 units, with each unit consisting of one share of CTX’s common stock and one warrant, to be increased by 25% to 10,593,220 units if CTX common stock was not listed on either the American Stock Exchange, the OTC Bulletin Board or NASDAQ by February 28, 2011. On March 12, 2011, CTX elected to convert the full amount of $5,000,000 into 10,593,220 units and paid the Company in full for all accrued and unpaid interest that it owed to the Company. During the three months ended June 30, 2014, the Company sold 2.0 million shares of its holdings in CTXV for approximately $1,366,091 net of commissions and other fees. The sale of 2.0 million shares represents roughly 19% of the Company’s total holdings in CTXV prior to the sale, and the Company still owns approximately 7.8 million shares of CTXV’s common stock.

From May 2011, the Company’s Taiwan subsidiary EFT Investment entered into agreements to secure an option to invest in a real estate project in Taiwan. As of June 30, 2014, option payments of NTD600 million, or approximately US$20.8 million, have been made to the property developers. As required by U.S. GAAP, the Company performed an impairment analysis related to the prepayment on development in progress asset and recorded an impairment of approximately $8,966,000 related to this asset based on this analysis for the year ended March 31, 2014. The Company performed a similar analysis for the year ended March 31, 2013 and recorded an impairment of approximately $11,227,000.

The Company also bought securities available for sale to earn interest, and has invested $3.1 million in such securities at June 30, 2014. The unused cash and cash equivalents of $3.6 million at June 30, 2014 will be used in the Company’s daily operations. The Company has no unused lines of credit or other borrowing facilities and believes that its ongoing operations generate sufficient cash to meet its liquidity requirements.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of June 30, 2014 did not materially change from the amounts set forth in our Annual Report on Form 10-K for the year ended March 31, 2014.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Our significant accounting policies are discussed in Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2014, as filed with the U.S. Securities and Exchange Commission (“SEC”) on July 15, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

(a)	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Jack Jie Qin and William E. Sluss, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2014, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Qin and Sluss concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

The Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of its disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

(b)	Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 18 to the financial statements included as part of this Report.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits

Exhibit No.:	Description:
31.1	Rule 13a-14(a) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jack Jie Qin.

31.2	Rule 13a-14(a) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Sluss.

32.1	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jack Jie Qin.

32.2	Section 1350 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Sluss.

101	The following materials from the EFT Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on
August 19, 2014 formatted in Extensible Business Reporting Language (XBRL):*

(i)	Consolidated Balance Sheets (Unaudited),
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

EFT HOLDINGS, INC.
(Registrant)

Date: August 19, 2014	By:	/s/ Jack Jie Qin
Jack Jie Qin
Principal Executive Officer

	By:	/s/ William E. Sluss
William E. Sluss
Principal Financial Officer

