Form 10-Q
period 2014-09-30
EFT Holdings, Inc.
filed 2014-11-19
CIK 1450973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2014

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

As of the latest practicable date, November 19, 2014, the registrant had 75,983,201 outstanding shares of common stock.

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

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements.

EFT HOLDINGS, INC.

Consolidated Balance Sheets

	September 30, 2014	March 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,005,210	$1,770,206
Securities available for sale	2,238,508	4,662,020
Inventories	387,483	618,919
Prepaid expenses	273,419	620,337
Other receivables	268,467	492,001
Current assets of discontinued operations	30,761	64,879
Total current assets	8,203,848	8,228,362

Property and equipment, net	996,866	1,098,308
Security deposit	406,613	422,029
Non-current assets of discontinued operations	203,386	210,948
Total assets	$9,810,713	$9,959,647
LIABILITIES AND EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$1,385,677	$1,189,494
Commission payable	3,841,023	3,884,774
Other liabilities	5,872,849	5,729,073
Unearned revenues	3,276,476	3,268,916
Short-term loan	0	319,245
Contingent liabilities	216,110	213,674
Current liabilities of discontinued operations	3,298,922	3,523,808
Total liabilities	17,891,057	18,128,984

Equity
EFT Holdings, Inc. stockholders' equity (deficiency):
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value, 4,975,000,000 shares authorized, 75,983,201 shares issued and outstanding at September 30 and March 31, 2014	760	760
Additional paid in capital	52,854,891	52,854,891
Retained deficits	(55,196,042)	(54,963,024)
Accumulated other comprehensive income	818,256	680,052
Total EFT Holdings, Inc. stockholders’ equity (deficiency)	(1,522,135)	(1,427,321)
Non-controlling interest	(6,558,209)	(6,742,016)
Total equity (deficiency)	(8,080,344)	(8,169,337)
Total liabilities and equity (deficiency)	$9,810,713	$9,959,647

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Sales revenues, net	$118,961	$511,389	$348,534	$932,229

Shipping charges	45,004	136,295	113,409	221,477
Total revenues, net	163,965	647,684	461,943	1,153,706

Cost of goods sold	62,182	173,836	140,531	364,689
Shipping costs	26,843	18,475	32,146	28,879
Total cost of revenues	89,025	192,311	172,677	393,568
Gross profit	74,940	455,373	289,266	760,138
Operating expenses:
Selling, general and administrative expenses	848,575	1,808,888	2,590,794	3,260,889
Provision for inventory obsolescence	62,255	(44,158)	119,231	105,207
Royalty expenses	228,202	37,339	250,000	80,404
Total operating expenses	1,139,032	1,802,069	2,960,025	3,446,500
Net operating loss	(1,064,092)	(1,346,696)	(2,670,759)	(2,686,362)
Other income/(expense)
Interest income	43,097	72,416	94,124	158,895
Interest expense	(40,560)	(790)	(72,256)	(3,949)
Gain/(loss) on disposal of fixed assets	2,549	-	4,831	-
Gain/(loss) on disposal of securities available for sale (includes $(53,989) and $73,434 accumulated other comprehensive income/(loss) reclassifications for unrealized net gains on securities available for sale for the six months ended September 30, 2014 and 2013, respectively)	(72,849)	1,224	(56,677)	50,617
Dividend income	4,482	-	8,787	-
Foreign exchange gain/(loss)	(2,339)	698	(2,534)	296
Gain on sale of long-term investment	1,445,646	556	2,457,899	1,308
Total other income	1,380,026	74,104	2,434,174	207,167

Income/(loss) from continuing operations before income taxes and non-controlling interest	315,934	(1,272,592)	(236,585)	(2,479,195)
Income taxes expense (benefit)	1,872	(8,733)	1,872	(8,733)
Income/(loss) from continuing operations	314,062	(1,263,859)	(238,457)	(2,470,462)
Income/(loss) from discontinued operations	(29,326)	(151,995)	2,588	(187,139)
Net income/(loss)	284,736	(1,415,854)	(235,869)	(2,657,601)
(Income)/loss from non-controlling interest	17,043	(16,337)	2,851	3,979
Net income/(loss) attributable to EFT Holdings, Inc.	$301,779	$(1,432,191)	$(233,018)	$(2,653,622)

Net income/(loss) per share – continuing operations
Basic and diluted	$0.00	$(0.02)	$(0.00)	$(0.03)

Net income/(loss) per share – discontinued operations
Basic and diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

Net income/(loss) per common share attributable to EFT Holdings, Inc.
Basic and diluted	$0.00	$(0.02)	$(0.00)	$(0.03)
Weighted average common shares outstanding
Basic and diluted	75,983,201	75,983,201	75,983,201	75,983,201

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Comprehensive Losses

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Net income/(loss)	$284,736	$(1,415,854)	$(235,869)	$(2,657,601)
Other comprehensive income/(loss)
Foreign currency translation adjustment	248,231	152,149	264,911	49,536
Unrealized income/(loss) on securities available for sale	44,263	40,973	59,950	(152,651)
Comprehensive income/(loss)	577,230	(1,222,732)	88,992	(2,760,716)
Less: Comprehensive income/(loss) attributable to non-controlling interests	158,002	(67,582)	183,807	1,858
Comprehensive income/(loss) attributable to EFT Holdings, Inc.	$419,228	$(1,155,150)	$(94,815)	$(2,762,574)

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30,	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(235,869)	$(2,657,601)
Net income/(loss) from discontinued operations	2,588	(187,139)
Net loss from continuing operations	(238,457)	(2,470,462)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	96,538	142,609
(Gain)/loss from securities available for sale	56,677	(50,617)
Provision for inventory obsolescence	119,231	105,207
(Gain)/loss on disposal of fixed assets	(4,060)	-
Changes in operating assets and liabilities:
Inventories	112,704	380,463
Prepaid expenses	360,531	306,394
Other receivables	162,085	13,786
Accounts receivable	65,210	(79,250)
Accounts payable	195,968	(27,193)
Commission payable	(43,749)	(131,791)
Other liabilities	143,777	(90,016)
Unearned revenues	7,560	(125,790)
Net cash provided by/(used in) continuing operations	1,034,015	(2,026,660)
Net cash provided by discontinued operations	73,891	49,310
Net cash provided by/(used in) operating activities	1,107,906	(1,977,350)

Cash flows from investing activities:
Additions to fixed assets	-	(6,624)
Proceeds from disposal of fixed assets	20,213	(1,107,577)
Proceeds from maturity of corporate notes	-	3,931,688
Purchase of securities available for sale	(2,305,082)	-
Proceeds from available for sale securities	4,731,867	-
Net cash provided by continuing operations	2,446,998	2,817,487
Net cash provided by discontinued operations	120	72
Net cash provided by investing activities	2,447,118	2,817,559

Cash flows from financing activities:
Repayment of installment plan	(319,245)	(319,966)
Net cash used in continuing operations	(319,245)	(319,966)
Net cash provided by discontinued operations	-	-
Net cash used in financing activities	(319,245)	(319,966)

Effect of exchange rate changes on cash	(775)	(45,679)

Net increase in cash	3,235,004	474,564
Cash, beginning of period	1,770,206	1,646,675
Cash, end of period	$5,005,210	$2,121,239

Supplemental disclosures of cash flow information:
Interest expenses paid in cash	$2,867	$3,949

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

Note 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $9,687,209 and an accumulated deficit of $55,196,042 as of September 30, 2014 and has reported net losses for the past two fiscal years. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital from external sources such as bank borrowings or capital issuances in order to continue the long-term efforts contemplated under its current business plan. Management is also considering different marketing strategies to generate more revenues and plans to continue to reduce certain operating expenses going forward. In addition, the Company is seeking to recover $21 million through the U.S. federal courts, but there can be no assurance that it will be successful in doing so. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

 Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2014 and the results of operations and cash flows for the periods ended September 30, 2014 and 2013. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six months ended September 30, 2014 are not necessarily indicative of the results to be expected for any subsequent periods or for the year ending March 31, 2015. The balance sheet at March 31, 2014 has been derived from the audited financial statements at that date.

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

Reclassification

Certain amounts for prior periods have been reclassified to conform to the current period presentation.

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

The significant accounting policies used in preparation of these consolidated financial statements for the six months ended September 30, 2014 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014. The Company consolidates Excalibur International Marine Corporation (“Excalibur”) based on a three-month lag with the Company’s reporting periods as discussed in Note 8.

Recent accounting pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40). This ASU provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The revised accounting guidance applies to all entities. It is effective for the first annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company does not believe the adoption of this ASU will have a material effect on its consolidated financial statements.

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

There are no other new accounting pronouncements adopted or enacted during the six months ended September 30, 2014 that had, or are expected to have, a material impact on the Company’s financial statements.

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

Assets measured at fair value are summarized below:

	September 30, 2014
	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total
Securities available for sale - Debt securities	$2,238,508			2,238,508
Total assets measured at fair value	$2,238,508			2,238,508

	March 31, 2014
	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total
Securities available for sale - Debt securities	$4,662,020	$-	$-	$4,662,020
Total assets measured at fair value	$4,662,020	$-	$-	$4,662,020

Note 5 – SECURITIES AVAILABLE FOR SALE

Securities available for sale consist of the following:

	September 30, 2014
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Duration (1)
Corporate bonds	$1,681,193	10,186	(11,557)	1,679,822	4.36
Corporate notes	563,937		(5,252)	558,686	3.57
Total debt securities	$2,245,131	10,186	(16,809)	2,238,508

	March 31, 2014
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Duration (1)
Corporate bonds	$1,786,057	$23,069	$(26,346)	1,782,780	2.56
Corporate notes	998,750	-	(23,750)	975,000	3.56
Variable rate notes	1,943,785	21,080	(60,625)	1,904,240	Perpetual
Total debt securities	$4,728,592	$44,149	$(110,721)	$4,662,020

(1)	Average remaining duration to maturity, in years

All securities were classified as available for sale as of each date presented.

The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, as of September 30, 2014:

	Less than 1 year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Loss
Corporate bonds	$138,732	(2,379)	740,801	(9,178)	879,532	(11,557)
Corporate notes			558,686	(5,252)	558,686	(5,252)
Total debt securities	$138,732	(2,379)	1,299,486	(14,429)	1,438,218	(16,809)

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

There were 19 securities in an unrealized loss position at September 30, 2014. Management does not intend to sell any of the securities classified as available for sale which have unrealized losses and believes that it is not likely that the Company will have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased and are not the result of deteriorated credit quality. The fair value is expected to recover as the bonds approach their maturity or re-pricing date or if market yields for such investments decline. Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.

Investment securities with a book value of $4,788,543 were sold during the six months ended September 30, 2014. The Company recognized a loss of $56,677 on the sale of those securities.

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

The components of inventories were as follows:

	September 30, 2014	March 31, 2014
Raw materials and supplies	$42,716	$43,407
Finished goods	1,378,455	1,495,349
	1,421,171	1,538,756
Less: Provision for inventory obsolescence	(1,033,688)	(919,837)
	$387,483	$618,919

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

The “EFT” trademark was owned by Top Capital Inc. beginning in the 1990s and was operated for its online business in China. At the time when Top Capital Inc. merged with the Company on November 16, 2007, the ownership of the “EFT” trademark was transferred to EFT Assets Limited, a company in which Wendy Qin, a director of EFT International Ltd., serves as a director. Pursuant to an agreement between the Company and EFT Assets Limited at the time of the merger, the Company uses the “EFT” name and is required to pay an annual royalty to EFT Assets Limited equal to a percentage of its gross sales for the previous fiscal year. The percentage is 5% for the first $30 million in gross sales, 4% for the $10 million in gross sales in excess of $30 million, 3% for the $10 million in gross sales in excess of $40 million; 2% for the $10 million in gross sales in excess of $50 million; and 1% for the $10 million in gross sales in excess of $60 million, with a minimum annual royalty of $500,000. EFT Assets Limited is owned by a number of persons, including Wendy Qin. Ms. Qin is the sister of Jack Jie Qin, the Company’s president. During the six months ended September 30, 2014 and 2013, royalty fees incurred pursuant to the agreement with EFT Assets Limited were $250,000 and $80,404, respectively.

In March 2010, one of the Company’s subsidiaries, EFT International Ltd., entered into a consultancy agreement with JFL Capital Limited, a company in which Wendy Qin serves as a director and is one of the principal shareholders. Under this agreement, EFT International Ltd. engaged JFL Capital Limited to provide EFT International Ltd. consultancy services on administration, financial matters, corporate planning and business development commencing from April 1, 2010, and the annual fee will be increased at the rate of $15,000 each year. The agreement may be terminated by either party on three months’ written notice. For the six months ended September 30, 2014 and 2013, EFT International Ltd. paid JFL Capital Limited $187,500 and $180,000, respectively.

The Company rents a 6,500 square foot office space at market rate for its satellite training center in Hong Kong. This office is located at Langham Office Tower, 8 Argyle Street, Suite 3706, Kowloon, Hong Kong SAR. The leased space is owned by a number of persons, including Wendy Qin, a director of EFT (HK) Ltd and the sister of Jack Jie Qin, the Company’s president. The lease for this space expires on March 31, 2015, with a monthly rental of $30,900. On May 1, 2014, the Company sublet a portion of the rental office space, approximately 1,230 square feet, to a third party at a market rate in an effort to reduce the Company’s costs. On November 1, 2014, the Company further sublet approximately 2,200 square feet of office space to another third party at a market rate to further reduce the Company’s costs. During the six months ended September 30, 2014 and 2013, the Company paid the lessor $146,907 and $185,567, respectively, in rent.

Note 8 – DISCONTINUED OPERATION - EXCALIBUR

On October 25, 2008, the Company through its wholly-owned subsidiary, EFT Investment, acquired a 48.81% equity interest in Excalibur for $19,193,000. The Company initially loaned funds to Excalibur in July 2008 and subsequently has continued to provide Excalibur with loan capital to fund its operations.

The Company consolidates Excalibur based on a three-month lag with the Company’s reporting periods. All inter-company accounts and transactions were eliminated in consolidation. The following table provides a summary of balance sheet and statement of operations information for Excalibur, which is consolidated in the Company’s financial statements:

	Excalibur International Marine Corporation
	June 30, 2014		December 31, 2013
	NTD*	USD	NTD*	USD
Total assets, net	7,132,128	234,147	8,244,403	275,827
Total liabilities, net	100,485,251	3,298,924	105,326,659	3,523,808
Net assets	(93,353,123)	(3,064,777)	(97,082,256)	(3,247,981)
48.81% ownership	(45,565,659)	(1,495,918)	(47,385,849)	(1,585,340)

	For the three months ended
	June 30, 2014		June 30, 2013
	NTD*	USD	NTD*	USD
Operating cost	-	(197)	3,534,931	117,848
Selling, general and administrative expenses	13,639	273	995,582	33,120
Interest income	(75)	(2)	(741)	(25)
Interest expense	812,155	26,723	-	-
Foreign exchange (gain)/loss	-	710	(26)	355
(Gain)/loss on disposal of fixed assets	55,119	1,819	-	(6)
Other income	-	-	3,060	703
Net loss	880,838	29,326	4,532,806	151,995
48.81% ownership	429,937	14,314	2,212,463	74,189

	For the six months ended
	June 30, 2014		June 30, 2013
	NTD*	USD	NTD*	USD
Operating cost	1,105,876	36,605	6,998,820	235,096
Selling, general and administrative expenses	1,031,267	34,138	2,250,284	75,590
Interest income	(75)	(2)	(741)	(25)
Interest expense	1,720,802	56,961	-	-
Foreign exchange (gain)/loss	(4,025,712)	(133,257)	(1,380,278)	(46,365)
Gain on disposal of fixed assets	89,626	2,967	25,740	865
Other income	-	-	(2,322,707)	(78,022)
Net (income)/loss	(78,216)	(2,588)	5,571,118	187,139
48.81% ownership	(38,177)	(1,263)	2,719,263	91,343

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

Following the disposal of the Ocean LaLa in March 2014, the operating results associated with the transportation business have been classified as discontinued operations in the consolidated financial statements. The Company recorded income of $2,588 in the six months ended September 30, 2014, primarily relating to exchange gain associated with the disposal, partly offset by Company expenses during the period. Even though the Company has discontinued the operations related to the shipping segment, the Company continues certain wrap-up activities related to several ongoing lawsuits involving its investment in this segment. Additional information concerning Excalibur is included in Note 17 (Litigation).

Note 9- INVESTMENT IN CTX VIRTUAL TECHNOLOGIES

The Company currently owns 5,626,914 shares of common stock of CTX Virtual Technologies, Inc. (“CTX”) (Pink Sheets: CTXV). The original investment of $5,000,000 for 10,593,220 shares of CTX common stock was recorded as a long-term investment carried on the cost method. Although the Company appeared at the time of the investment to hold a majority of the common stock outstanding, CTX also had outstanding classes of preferred stock that had super-majority voting rights. As a result, EFT does not control CTX. During the year ended March 31, 2011, the Company recorded a full impairment of the investment, bringing its carrying value to zero.

During the six months ended September 30, 2014, the Company sold approximately 5 million shares of CTX for approximately $2.5 million less commissions and other fees and reported a gain of approximately $2.4 million in the accompanying consolidated statement of operations.

The Company intends to sell the remaining 5.6 million shares of CTX but there can be no assurance that it will be able to do so.

Note 10 - OTHER LIABILITIES

Other liabilities consist of the following:

	September 30, 2014	March 31, 2014
Payroll liabilities	$47,409	$53,003
Warranty liabilities	2,012	2,593
Accrued interest	-	2,867
Accrued expenses	462,462	372,919
Provision for tax	5,358,280	5,295,033
Others	2,686	2,658
	$5,872,849	$5,729,073

Note 11 - CONTINGENT LIABILITIES

The Company’s controlled subsidiary, Excalibur, purchased the vessel “Ocean LaLa” from a British Virgin Islands, “BVI,” company, Ezone Capital Co. Ltd., in 2008. The purchase price was EURO 16 million, equivalent to approximately $21.9 million. The vessel was delivered to Excalibur and registered as owned by Excalibur at the end of 2008. The last payment of EURO 2 million, equivalent to $2,531,646, is still under dispute as Excalibur believes that certain special equipment relating to the Ocean LaLa, including special tooling, was not delivered at the time of sale and one of Ezone’s directors did not act in good faith and was involved in self-dealing. On August 18, 2010, the dispute was submitted to an arbitral tribunal. The Final Arbitration Award was published by the arbitral tribunal on June 9, 2014, and Excalibur was ordered to pay to Ezone the sum of Euro 2 million plus interest at a rate of 4.5% from August 19, 2008 compounded until the date of the Final Arbitration Award and thereafter at the same rate and compounded on the same basis until the date of payment. The Company has decided not to appeal the arbitration award. As of September 30, 2014, the Euro 2 million contingent liability and approximately $668,250 of interest has been accrued.

In 2009, the Company’s subsidiary, Tianquan, engaged a general contractor to construct a water manufacturing plant for RMB 4,758,600 (US$775,000).  Upon completion, EFT inspected the plant and found several material construction defects, including, but not limited to, the fact that the contractor used inferior construction material, inconsistent construction plans and substandard insulation material. As a result, EFT conditioned its final construction payment to the contractor in the amount of RMB 698,896 (US$113,800) on the rectification of all construction defects. On March 22, 2012, the contractor brought a case against EFT in Baiquan People’s Court in Heilongjiang Province seeking approximately RMB 1,912,000 of purported outstanding payments under the contract and interest thereon.  On January 16, 2014, Tianquan received an unfavorable decision issued by Baiquan People’s Court in Heilongjiang Province awarding the contractor approximately RMB 1,326,916 (US$216,100) of purported outstanding payments under the contract and interest thereon.  The Company filed an appeal with Qiqihar Intermediate People’s Court on January 27, 2014. On August 18, 2014, the Qiqihar Intermediate People’s Court issued a judgment rescinding the unfavorable decision issued by the Baiquan People’s Court and ordered the case to be reheard at the Baiquan People’s Court. The final resolution of this case is pending.

Note 12 – SHORT-TERM LOAN

The Company received a $571,200 loan from a third party, Insurance Financing, Inc. (“IFI”), to finance the directors’ and officers’ insurance premium. The loan bore an interest rate of 3.60% per annum. The loan was to be repaid over a nine-month period beginning on December 15, 2013. The terms of the agreement allowed for the Company to make nine equal monthly payments of $64,422 each. As of September 30, 2014, the loan has been repaid in full.

Note 13 – WARRANTS

Prior to September 30, 2014, the Company’s subsidiary Digital Development Partners Inc. had 330,665 Series A warrants and 330,665 Series B warrants outstanding, which are accounted for as equity instruments.  The Series A warrants and Series B warrants permitted the holders to purchase one share of Digital’s common stock at an exercise price of $1.00 per share and $1.25 per share, respectively. These warrants expired on September 30, 2014.

Note 14 - INCOME TAXES

The Company was incorporated in the United States and has operations in five tax jurisdictions - the United States, the Hong Kong Special Administrative Region (“HK SAR”), mainland China, Taiwan, and the BVI.

The Company generated substantially all of its net income from its BVI operations for the six months ended September 30, 2014.  According to BVI tax law, this income is not subject to any taxes. The Company’s HK SAR subsidiaries are subject to a 16.5% profit tax based on its taxable net profit. EFT (HK) Ltd provides management service to a BVI subsidiary, and the BVI subsidiary reimburses EFT HK Ltd for its total operating expenses plus 5% mark up, and the income is subject to 16.5% profit tax. The deferred tax assets for the Company’s US operations were immaterial for the six months ended September 30, 2014.

The Company’s Taiwanese subsidiaries, Excalibur and EFT Investment, and its factory in mainland China are subject to a 17% and 25% standard enterprise income tax, respectively, based on their taxable net profit. These operations have incurred net accumulated operating losses for income tax purposes and management believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, it has provided full valuation allowance for the deferred tax assets arising from the losses as of September 30, 2014 and 2013.

The income tax expenses consist of the following:

	Six Months Ended September 30,
	2014	2013
Current:
Domestic	$-	$57
Foreign	-	-
Under/(over) provision for prior years	1,872	(8,790)
Income tax expenses	$1,872	$(8,733)

A reconciliation of income taxes, with the amounts computed by applying the statutory federal income tax rate, 37% for the six months ended September 30, 2014 and 2013, to income before income taxes for the six months ended September 30, 2014 and 2013, is as follows:

	Six Months Ended September 30,
	2014	2013
Income tax provision at U.S. statutory rate	$(85,525)	(946,396)
State tax		57
Deferred tax valuation allowance	83,225	941,303
Nondeductible expenses	2,300	5,093
Under/(over) provision for prior years	1,872	(8,790)
Income tax expenses	$1,872	(8,733)

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

In December 2013, the IRS concluded its audit of the Company’s returns for the years 2007 through 2010 and issued an examination report that proposed adjustments of $12.3 million of additional tax liabilities for the years 2008 through 2010. After receiving further information from the Company subsequent to the issuance of its original report, the IRS has revised its audit report of the Company’s returns for the years 2008 through 2010 and has reduced its proposed adjustments from $12.3 million to $3.6 million of additional tax liabilities for the years 2008 through 2010. The Company plans to continue to challenge most of the remaining proposed adjustments as set forth in the revised report and is in the process of appealing the proposed adjustments with the IRS. Based on the IRS report, the Company has recorded federal and California state tax liabilities of $3.6 million and $0.8 million, respectively, for the years 2008 through 2010.

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

Note 15 – COMMITMENTS

Lease commitments

The Company leases 3,367 square feet of space in California that serves as its principal executive offices. The lease expires in February 2015. The monthly rent for the period ended September 30, 2014 is $9,455. Future minimum lease payments under the lease are as follows:

Year Ending March 31,

2015	$47,275

The Company rents office space for its satellite training center in Hong Kong. For additional information please refer to Note 7. The lease expires on March 31, 2015, with a monthly rental of $23,226 until October 31, 2014. Since November 1, 2014, the monthly rental is reduced to $10,735 until the expiration of the lease. Future minimum lease payments under the operating lease are as follows:

Year Ending March 31,

2015	$76,903

The Company rents storage space for its satellite training center in Hong Kong. The lease provides for monthly lease payments approximating $955 starting on January 4, 2013 and expiring on January 3, 2015. Future minimum lease payments under the operating lease are as follows:

Year Ending March 31,

2015	$2,865

The Company rents office space for its operation in Taiwan. The lease expires on December 16, 2014, and the monthly rental is $1,260. Future minimum lease payments under the operating lease are as follows:

Year Ending March 31,

2015	$3,780

The Company also leases a 40,000 square meter property from Yongqin county of Baiquan, Heilongjiang Province, the PRC and constructed a bottled water factory there. The land is leased commencing on December 31, 2009 for a term of fifty years, with a yearly land use rights fee of $3,865.

Year Ending March 31,

2015	3,865
2016	3,865
2017	3,865
2018	3,865
2019	3,865
Thereafter	154,600

Total rent expense for the six months ended September 30, 2014 and 2013, was $169,008 and $282,405, respectively.

Note 16 – SEGMENT INFORMATION

The Company’s business is currently classified by management into two reportable business segments: online and beverage. The online business reportable segment is an aggregation of the Company’s online operating segments, which are organized to sell the Company’s products to Affiliates through its websites. The online business reportable segment derives revenue from the sales of nutritional products, personal care products and EFT-phones and access fees for its network platform. The beverage business reportable segment derives revenue and expense from the bottled water factory in Baiquan, Heilongjiang Province, the PRC.

Until March 31, 2014, the Company had a third reportable business segment, the transportation segment. The transportation segment, which derived revenue from transporting passengers and cargo between Taiwan and Mainland China through the Taiwan Strait, was discontinued during the quarter ended June 30, 2014 and therefore was classified as a discontinued operation as of September 30, 2014.

Unallocated items comprise mainly corporate expenses and corporate assets.

Although substantially all of the Company’s revenue is generated from Mainland China, the Company is organizationally structured along business segments. The accounting policies of each of the Company’s operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.”

The following tables provide the business segment information as of and for the three months ended September 30, 2014 and 2013. Income tax allocations have been determined based on statutory rates in the applicable business segment.

	Three months ended September 30, 2014
	Online	Beverage
	business	business	Unallocated items	Total
Total revenues, net	$163,965	$-	$-	$163,965
Total cost of revenues	(89,025)	-	-	(89,025)
Gross profit	74,940	-	-	74,940
Operating expenses:
Selling, general and administrative expenses	516,945	55,333	276,297	848,575
Provision for inventory obsolescence	62,255	-	-	62,255
Royalty expenses	228,202	-	-	228,202
Total operating expenses	807,402	55,333	276,297	1,139,032
Net operating loss	(732,462)	(55,333)	(276,297)	(1,064,092)
Other income	(15,421)	(557)	1,396,004	1,380,026
Allocated income tax expense	-	-	(1,872)	(1,872)
Income/(loss) after income tax	(747,883)	(55,890)	1,117,835	314,062

Total long-lived assets	39,844	954,498	2,524	996,866

Additions to long-lived assets	-	-	-	-

	Three months ended September 30, 2013
	Online business	Beverage business	Unallocated items	Total
Total revenues, net	$646,432	1,252	0	647,684
Total cost of revenues	(188,492)	(3,280)	0	(192,311)
Gross profit/(loss)	457,940	(2,567)	0	455,373
Operating expenses:
Selling, general and administrative expenses	924,023	83,675	801,190	1,808,888
Provision for inventory obsolescence	(44,158)	0	0	(44,158)
Royalty expenses	37,339	0	0	37,339
Total operating expenses	917,203	83,675	801,190	1,802,068
Net operating loss	(459,263)	(86,242)	(801,190)	(1,346,695)
Other income	52,845	(1)	21,258	74,103
Allocated income tax benefit/(expense)	8,790	0	(57)	8,733
Loss after income tax	(397,628)	(86,243)	(779,989)	(1,263,860)

Total long-lived assets	107,658	1,128,555	21,959	1,258,172

Additions to long-lived assets	1,517	0	1	1,518

The following tables provide the business segment information as of and for the six months ended September 30, 2014 and 2013. Income tax allocations have been determined based on statutory rates in the applicable business segment.

	Six months ended September 30,2014
	Online	Beverage
	business	business	Unallocated items	Total
Total revenues, net	$461,943	-	-	461,943
Total cost of revenues	(172,677)	-	-	(172,677)
Gross profit	289,266	-	-	289,266
Operating expenses:
Selling, general and administrative expenses	895,350	114,457	1,580,987	2,590,794
Provision for inventory obsolescence	119,231	-	-	119,231
Royalty expenses	250,000	-	-	250,000
Total operating expenses	1,264,581	114,457	1,580,987	2,960,025
Net operating loss	(975,315)	(114,457)	(1,580,987)	(2,670,759)
Other income	86,721	4,785	2,342,668	2,434,174
Allocated income tax expense	-	-	(1,872)	(1,872)
Income/(loss) after income tax	(888,594)	(109,672)	759,809	(238,457)

Total long-lived assets	39,844	954,498	2,524	996,866

Additions to long-lived assets	-	-	-	-

	Six months ended September 30, 2013
	Online business	Beverage business	Unallocated items	Total
Total revenues, net	$1,145,872	7,834		1,153,706
Total cost of revenues	(387,156)	(6,413)		(393,568)
Gross profit	758,716	1,422		760,138
Operating expenses:
Selling, general and administrative expenses	1,471,929	176,570	1,612,390	3,260,889
Provision for inventory obsolescence	105,207			105,207
Royalty expenses	80,404			80,404
Total operating expenses	1,657,539	176,570	1,612,390	3,446,499
Net operating loss	(898,823)	(175,148)	(1,612,390)	(2,686,361)
Other income	95,017		112,148	207,166
Allocated income tax benefit/(expense)	8,790		(57)	8,733
Loss after income tax	(795,016)	(175,148)	(1,500,299)	(2,470,463)

Total long-lived assets	107,658	1,128,555	21,959	1,258,172

Additions to long-lived assets	1,517		5,107	6,624

Note 17 – LITIGATION

In October 2008, the Company acquired, through a wholly-owned subsidiary, 48.81% of the capital stock of Excalibur International Marine Corporation, a Taiwanese corporation, for $19,193,000. Excalibur owns a high speed ship which, until August 2010, transported passengers and cargo between Taiwan and mainland China through the Taiwan Strait. Excalibur’s vessel, the Ocean LaLa, was capable of carrying up to 370 passengers and 630 tons of cargo. Excalibur purchased the Ocean LaLa from Ezone Capital Co. Ltd., prior to its acquisition by the Company. The last payment of EURO 2,000,000, equivalent to $2,531,464, was withheld by Excalibur since Excalibur believed that special tooling was not delivered at the time of sale and that an Ezone’s director did not act in good faith and was involved in self-dealing.  On August 18, 2010, Excalibur received a statement of claim, equivalent to a complaint in the United States, demanding approximately 2,000,000 Euros. On June 9, 2014, the arbitrators awarded in favor of Ezone, with counterclaims of Excalibur dismissed by the arbitrators. The Company has decided not to appeal the arbitration award.

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

On August 2, 2010, the Company commenced a legal proceeding against Marinteknik Shipbuilders (S) Pte Ltd. and six other persons in the High Court of the Republic of Singapore alleging fraud, misrepresentation, and deceit on the part of the defendants with respect to Excalibur’s purchase of the Ocean LaLa. The Company claims that the wrongful actions of the defendants resulted in damages of $19,000,000 to the Company. On December 11, 2012, the High Court issued a decision whereby it dismissed EFT’s actions against Marinteknik and Lim Lan Eng (Priscilla), a director of Marinteknik. On January 8, 2013, EFT filed an appeal against the decision made by the High Court. On November 29, 2013, the appellate court issued its order and sustained the High Court’s decision and awarded legal fees to the defendants. The Company has accrued a liability in the amount of $200,000 for the legal costs. The High Court dismissed the appeal by the Company, but criticized the defendants, stating that their actions were “wholly lacking in probity” and “likely also to have been unlawful”. After seeking further legal advice and balancing all factors, however, it was decided that commencing further legal proceedings on this matter is not beneficial to the commercial interests of the Company.

In 2009, EFT’s subsidiary, Heilongjiang Tianquan Manor Soda Drinks Co. Ltd., engaged a general contractor, the “Contractor”, to construct a water manufacturing plant, the “Plant”, for RMB4,758,600 (US$775,000).  Upon completion, EFT inspected the Plant and found several material construction defects, including, but not limited to, the fact that the Contractor used inferior construction material, inconsistent construction plans and substandard insulation material. As a result, in 2010, EFT conditioned its final construction payment to the Contractor in the amount of RMB698,896 (US$113,800) on the rectification of all construction defects. On March 22, 2012, the Contractor brought a case against EFT in Baiquan People’s Court in Heilongjiang Province seeking approximately RMB1,912,000 of purported outstanding payments under the contract and interest thereon. On January 16, 2014, EFT’s subsidiary, Heilongjiang Tianquan Manor Soda Drinks Co. Ltd., received an unfavorable decision issued by Baiquan People’s Court in Heilongjiang Province awarding the contractor approximately RMB1,326,916 of purported outstanding payments under the contract and interest thereon.  The Company filed an appeal with Qiqihar Intermediate People’s Court on January 27, 2014. On August 18, 2014, the Qiqihar Intermediate People’s Court issued a judgment rescinding the unfavorable decision issued by the Baiquan People’s Court and ordered the case to be reheard at the Baiquan People’s Court. The final resolution of this case is pending.

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

Note 18 - SUBSEQUENT EVENTS

On October 3, 2014, the Ministry of Economic Affairs of Taiwan issued a letter to the Company stating that the registrations for the issue of new shares of Excalibur on May 16 and June 15, 2007 were judged to be false by the Taiwan High Court. Therefore, these two registrations were cancelled and all subsequent registrations that followed upon the untrue basis of the two false share registrations were cancelled as well. As the acquisition of Excalibur’s shares by EFTI Taiwan was made after these two invalid share registrations in May and June 2007, the share registration regarding EFTI Taiwan’s purchase of Excalibur’s shares was also cancelled.

After considering the facts referred to above, the Company has concluded that it does not hold an equity position in Excalibur. Rather, the Company’s investment in Excalibur would be considered a Variable Interest Entity (“VIE”) in accordance with ASC 810. The Company provided financial support to Excalibur’s operations and was committed to absorb the losses from Excalibur’s operations. Due to the Company’s investment in Excalibur being considered a VIE, the Company would have consolidated the accounts of Excalibur from the time of its investment and there would have been no impact on the historical financial statements previously presented for the Company.

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

As of October 28, 2014, the Company had 1,258,100 registered Affiliates, most of which were located in China and Hong Kong. For the six months ended September 30, 2014, the Company did not have any sales activities in the United States. None of the Company’s Affiliates account for a significant portion of the Company’s business.

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

On April 1, 2012, the Company assigned network access rights to ToByTo Limited, “ToByTo”, a third-party company. The network access rights to ToByTo Limited include the right to access EFT’s Affiliate database for ToByTo’s marketing campaign, and provides access to EFT’s e-money system to facilitate sales activities. ToByTo, in return, compensates EFT by paying access fees in an amount equal to 10% of the respective enrollment fee of every Affiliate who enters the ToByTo e-phone program or another agreed upon amount. During the six months ended September 30, 2014, the Company agreed to waive the access fees in lieu of ToByTo agreeing to purchase a portion of the Company’s overstocked inventory.

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

On April 1, 2012, the Company assigned network access rights to eZGT Limited, a third party. The network access rights to eZGT Limited include the right to access EFT’s Affiliate database for eZGT’s marketing campaign, and provides access to EFT’s e-money system to facilitate sales activities. eZGT Limited, in return, compensates EFT by paying access fees in an amount equal to 10% of the respective enrollment fee of every Affiliate who enters the $300 and $3,000 travel programs or another agreed upon amount. However, for Affiliates who enter the $800 and $8,000 travel programs, eZGT will only pay access fees in the amount of $30 and $300, respectively. During the six months ended September 30, 2014, the Company agreed to waive the access fees in lieu of eZGT limited agreeing to purchase a portion of the Company’s overstocked inventory for an agreed upon period of time.

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

Results of Operations

Comparison for the Three Months Ended September 30, 2014 and 2013

Sales revenues, net

Sales revenues, net decreased to approximately $119,000 for the three months ended September 30, 2014 from approximately $511,000 for the three months ended September 30, 2013 primarily due to a decline in sales demand from the Company’s Affiliates. Sales revenues, net excludes revenue from shipping charges and reflects the deduction of commission expense. The Company’s policy is to pay commissions to Affiliates upon receipt of sales orders even before revenue can be recognized. In addition, sales orders dropped from $561,000 to $361,000 which caused commission expense to decrease from $317,000 for the three months ended September 30, 2013 to $196,000 for the three months ended September 30, 2014.

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

Shipping charges

Shipping charges decreased to approximately $45,000 for the three months ended September 30, 2014 from approximately $136,000 for the three months ended September 30, 2013 mainly due to a decrease in sales.

Cost of goods sold

Cost of goods sold consists mainly of merchandise purchased from vendors. Cost of goods sold decreased by 64% to approximately $62,000 for the three months ended September 30, 2014 from approximately $174,000 for the three months ended September 30, 2013, mainly due to the reduction in gross sales. Gross sales (i.e. total sales revenue excluding revenue from shipping charges, and before deduction of commission expenses) declined by 62% from approximately $828,000 to $315,000, which is consistent with the decline in cost of goods sold.

Gross profit

Gross profit decreased to approximately $75,000 for the three months ended September 30, 2014 compared to approximately $455,000 for the three months ended September 30, 2013. Gross profit, as a percentage of total revenue, was 46% during the current period compared with 70% for the three months ended September 30, 2013. The decrease in gross profit was due to the sale of promotional products at cost during the current period and higher shipping costs in the current period for products shipped to China.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to approximately $849,000 for the three months ended September 30, 2014 compared to $1,809,000 for the three months ended September 30, 2013, mainly due to an adjustment in the current quarter for over-accrued legal expenses recorded in the prior quarter. In addition, legal fees, computer service fees, rental charges, wages and depreciation were all lower compared with the same period last year.

Inventory obsolescence

Inventory obsolescence increased to approximately $62,000 for the three months ended September 30, 2014 from approximately $(44,000) for the three months ended September 30, 2013, mainly due to a decline in sales and an adjustment resulting from a revaluation of inventory in the current period.

Royalty expenses

Royalty expenses increased to approximately $228,000 for the three months ended September 30, 2014 as compared to approximately $37,000 for the three months ended September 30, 2013. This increase is due to an adjustment to recognize the expense based on prorated minimum annual payments instead of actual sales revenues. Since current year annualized sales do not meet the minimum sales required to comply with the terms of the agreement, an adjustment was made during the period ended September 30, 2014 to recognize the expense based on the prorated minimum contract amount for the first six months of the fiscal year.

Interest income

Interest income decreased to approximately $43,000 for the three months ended September 30, 2014 as compared to approximately $72,000 for the three months ended September 30, 2013. Interest income decreased primarily due to a decrease of investments in corporate bonds as compared to the prior period.

Interest expense

Interest expense increased to approximately $41,000 for the three months ended September 30, 2014 as compared to approximately $1,000 for the three months ended September 30, 2013. The significant increase in interest expense is mainly due to interest of $40,000 related to the provision for underpayment of tax liabilities for the years 2008 to 2010.

Other income

Other income increased to approximately $1,380,000 for the three months ended September 30, 2014 as compared to approximately $74,000 for the three months ended September 30, 2013. The increase in other income is mainly due to the Company’s sale of 2.93 million shares of CTX for approximately $1,422,000 net of commissions and other fees. The sale of 2.93 million shares represents roughly 28% of the Company’s total holdings in CTX prior to the sale, and the Company still owns approximately 5.6 million shares of CTX’s common stock.

Income/(loss) from discontinued operations

Following the disposal of the Ocean LaLa in March 2014, the operating results associated with the transportation business have been classified as discontinued operations in the consolidated financial statements. The Company recorded a loss of approximately $29,000 in the three months ended September 30, 2014, mainly due to interest expense accrued for the Euro 2 million arbitration award payable to Ezone ( refer to Note 17 – Litigation), compared to a loss of approximately $152,000 in the three months ended September 30, 2013, mainly due to higher depreciation, payroll and other operating expenses in the same period last year.

Results of Operations

Comparison for the Six Months Ended September 30, 2014 and 2013

Sales revenues, net

Sales revenues, net decreased to approximately $349,000 for the six months ended September 30, 2014 from approximately $932,000 for the six months ended September 30, 2013 primarily due to a decline in sales demand from the Company’s Affiliates. In addition, sales orders dropped from $1,494,000 to $746,000 which caused commission expense to decrease from $846,000 for the six months ended September 30, 2013 to $432,000 for the six months ended September 30, 2014.

Shipping charges

Shipping charges decreased to approximately $113,000 for the six months ended September 30, 2014 from approximately $221,000 for the six months ended September 30, 2013 mainly due to a decrease in sales.

Cost of goods sold

Cost of goods sold decreased by 60% to approximately $141,000 for the six months ended September 30, 2014 from approximately $365,000 for the six months ended September 30, 2013, mainly due to the reduction in gross sales. Gross sales declined by 56% from approximately $1,779,000 to $781,000, which is consistent with the decline in cost of goods sold.

Gross profit

Gross profit decreased to approximately $289,000 for the six months ended September 30, 2014 compared to approximately $760,000 for the six months ended September 30, 2013. Gross profit, as a percentage of total revenue, was 63% during this period compared with 66% for the six months ended September 30, 2013. The decrease in gross profit was partly due to the sale of promotional products at cost during the current period and higher shipping costs in the current period for products shipped to China.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to approximately $2,591,000 for the six months ended September 30, 2014 compared to $3,261,000 for the six months ended September 30, 2013, mainly due to lower legal fees, computer service fees, rental charges, wages and depreciation in the current period compared with the same period last year.

Inventory obsolescence

Inventory obsolescence increased to approximately $119,000 for the six months ended September 30, 2014 from approximately $105,000 for the six months ended September 30, 2013, mainly due to increased sales of the Company’s overstocked products during the period.

Royalty expenses

Royalty expenses increased to approximately $250,000 for the six months ended September 30, 2014 as compared to approximately $80,000 for the six months ended September 30, 2013, This increase is due to an adjustment to recognize the expense based on prorated minimum annual payments instead of actual sales revenues. Since current year annualized sales do not meet the minimum sales required to comply with the terms of the agreement, an adjustment was made during the period ended September 30, 2014 to recognize the expense based on the prorated minimum contract amount for the first six months of the fiscal year.

Interest income

Interest income decreased to approximately $94,000 for the six months ended September 30, 2014 as compared to approximately $159,000 for the six months ended September 30, 2013. Interest income decreased due to a decrease of investments in corporate bonds as compared to the prior period.

Interest expense

Interest expense increased to approximately $72,000 for the six months ended September 30, 2014 as compared to approximately $4,000 for the six months ended September 30, 2013. The significant increase in interest expense is mainly due to interest of $69,000 related to the provision for underpayment of tax liabilities for the years 2008 to 2010.

Other income

Other income increased to approximately $2,434,000 for the six months ended September 30, 2014 as compared to approximately $207,000 for the six months ended September 30, 2013. The increase in other income is mainly due to the Company’s sale of 4.97 million shares of CTX for approximately $2,407,000 net of commissions and other fees. The sale of 4.97 million shares represents roughly 47% of the Company’s total holdings in CTX prior to the sale, and the Company still owns approximately 5.6 million shares of CTX’s common stock.

Income/(loss) from discontinued operations

Following the disposal of the Ocean LaLa in March 2014, the operating results associated with the transportation business have been classified as discontinued operations in the consolidated financial statements. The Company recorded income of approximately $3,000 in the six months ended September 30, 2014, primarily relating to exchange gain associated with the disposal, partially offset by Company expenses during the period. The Company recorded a loss of approximately $187,000 in the six months ended September 30, 2013, mainly due to higher depreciation, payroll and other operating expenses in the same period last year.

Capital Resources and Liquidity

The following table shows the Company’s sources of cash for the six months ended September 30, 2014 and 2013.

	Six Months Ended September 30,
	2014	2013
Net cash provided by / (used in) operating activities	$1,107,906	$(1,977,350)
Net cash provided by investing activities	2,447,118	2,817,559
Net cash used in financing activities	(319,245)	(319,966)
Effect of exchange rate changes on cash	(775)	(45,679)
Net increase in cash	$3,235,004	474,564

Operating activities

For the six months ended September 30, 2014, net cash provided by operating activities was $1,107,906. This was primarily due to a net loss of $235,869 adjusted by non-cash related expenses that included depreciation of $96,538, provision for inventory obsolescence of $119,231 and a net increase in working capital items of $1,004,086, and losses realized from the sales of securities available for sale of $56,677.

For the six months ended September 30, 2013, net cash used in operating activities was $1,977,350. This was primarily due to a net loss of $2,657601 adjusted by non-cash related expenses that included depreciation of $142,609, provision for inventory obsolescence of $105,207 and a net increase in working capital items of $246,603, which were offset by gains realized from the sale of securities available for sale of $50,617.

Investing activities

Net cash provided by investing activities for the six months ended September 30, 2014 was $2,447,118, primarily due to proceeds from the sale of corporate bonds of $4,731,867, which were partially offset by the purchase of $2,305,082 of corporate bonds.

Net cash provided by investing activities for the six months ended September 30, 2013 was $2,817,559, mainly due to proceeds from the sale of corporate bonds of $3,931,688, which were partially offset by the purchase of $1,107,577 of corporate bonds.

Financing activities

Net cash used in financing activities for the six months ended September 30, 2014 was $319,245, due to repayment of a short-term loan for financing of the Company’s current year directors’ and officers’ liability insurance policy. For more information please see Note 12 to the consolidated financial statements in this Report.

Net cash used in financing activities for the six months ended September 30, 2013 was $319,966, primarily due to repayment of a short-term loan for financing of the Company’s directors’ and officers’ insurance policy.

Working Capital

	September 30, 2014	March 31, 2014
Current assets	$8,203,848	$8,228,362
Current liabilities	17,891,057	18,128,984
Working capital (deficiency)	$(9,687,209)	$(9,900,622)

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

Balance Sheet Items

Material changes in the Company’s balance sheet items between September 30 and March 31, 2014 are discussed below:

Securities Available for Sale

Securities available for sale decreased to $2,238,508 as of September 30, 2014. The Company liquidated the funds held in one of its investment accounts, which the Company plans to reinvest in another account at a different bank after September 30, 2014. Since the funds were not reinvested at September 30, the funds were reflected in the Company’s cash at quarter end.

Prepaid expenses

Prepaid expenses decreased to $273,419 as of September 30, 2014 as compared to $620,337 as of March 31, 2014 due to the amortization of costs associated with the directors’ and officers’ insurance premium during the six months ended September 30, 2014.

Other receivables

Other receivables decreased to $268,467 as of September 30, 2014 as compared to $492,001 as of March 31, 2014 due to the collection of certain long overdue outstanding payments during the six months ended September 30, 2014.

Accounts Payable

Accounts payable increased to $1,385,677 as of September 30, 2014 as compared to $1,189,494 as of March 31, 2014, mainly due to higher royalties payable which were recognized based on prorated annual minimum contract payments rather than year to date actual sales revenue in order to reflect the liability more accurately throughout the year.

Commission Payable

Commission payable slightly decreased to $3,841,023 as of September 30, 2014 as compared to $3,884,774 as of March 31, 2014 due to lower commissions earned by Affiliates during the six months ended September 30, 2014.

Other Liabilities

Other liabilities increased to $5,872,849 as of September 30, 2014 as compared to $5,729,073 as of March 31, 2014. The increase was mainly due to the accrual of legal fees during the period.

Unearned Revenue

Unearned revenue slightly decreased to $3,246,476 as of September 30, 2014 as compared to $3,268,916 as of March 31, 2014. The recording of unearned revenue results from temporary delays associated with the recognition of revenue related to the sale of products or services to Affiliates. In addition, total unearned revenue included $1,286,450 and $1,655,526 related to Affiliates who have enrolled in ToByTo and eZGT Reward programs, respectively, who have yet to qualify to receive the Company’s rewards.

Non-controlling interest

This item represents the interest in Excalibur and Digital owned by others. Non-controlling interest liabilities decreased due to Excalibur recording exchange gains during the six months ended September 30, 2014.

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

Since July 2008, the Company has made loans to Excalibur aggregating approximately $7.04 million, which bear interest at 8% per annum and are due from October 2014 to September 2015. The loans were primarily used by Excalibur to acquire its vessel, the Ocean LaLa, and to fund operating costs. Because the Company consolidates Excalibur, these loans are not included in its consolidated financial statements.

Discontinued Operations

Following the disposal of the Ocean LaLa in March 2014, the operating results associated with the transportation business have been classified as discontinued operations in the consolidated financial statements. At September 30, 2014, the Company had $30,761 of current assets of discontinued operations, compared to $64,879 at March 31, 2014. Non-current assets of discontinued operations were $203,386 at September 30, 2014, compared to $210,948 at March 31, 2014. The Company had $3,298,922 of current liabilities of discontinued operations, compared to $3,523,808 at March 31, 2014. Additional information concerning Excalibur is included in Notes 17 (Litigation).

The Company lent $5,000,000 to CTX Virtual Technologies Inc., “CTX,” in July 2010. The loan to CTX was unsecured, bore interest at 8% per year and had a term of one year to July 26, 2011. At any time during the one-year term, the Company could, at its option, convert the loan into 8,474,576 units, with each unit consisting of one share of CTX’s common stock and one warrant, to be increased by 25% to 10,593,220 units if CTX common stock was not listed on either the American Stock Exchange, the OTC Bulletin Board or NASDAQ by February 28, 2011. On March 12, 2011, CTX elected to convert the full amount of $5,000,000 into 10,593,220 units and paid the Company in full for all accrued and unpaid interest that it owed to the Company. During the six months ended September 30, 2014, the Company sold 4.97 million shares of CTX for approximately $2,407,000 net of commissions and other fees. The sale of 4.97 million shares represents roughly 47% of the Company’s total holdings in CTX prior to the sale, and the Company still owns approximately 5.6 million shares of CTX’s common stock.

From May 2011, the Company’s Taiwan subsidiary EFT Investment entered into agreements to secure an option to invest in a real estate project in Taiwan. As of September 30, 2014, option payments of NTD600 million, or approximately US$20.8 million, have been made to the property developers. As required by U.S. GAAP, the Company performed an impairment analysis related to the prepayment on development in progress asset and recorded an impairment of approximately $8,966,000 related to this asset based on this analysis for the year ended March 31, 2014. The Company performed a similar analysis for the year ended March 31, 2013 and recorded an impairment of approximately $11,227,000.

The Company also bought securities available for sale to earn interest, and has invested $2.2 million in such securities at September 30, 2014. The unused cash and cash equivalents of $5.0 million at September 30, 2014 will be used in the Company’s daily operations and investments in securities. The Company has no unused lines of credit or other borrowing facilities and believes that its ongoing operations generate sufficient cash to meet its liquidity requirements.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of September 30, 2014 did not materially change from the amounts set forth in our Annual Report on Form 10-K for the year ended March 31, 2014.

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

Critical Accounting Policies and Estimates

The Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Our significant accounting policies are discussed in Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2014, as filed with the U.S. Securities and Exchange Commission (“SEC”) on July 15, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

(a)	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Jack Jie Qin and William E. Sluss, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2014, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Qin and Sluss concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

The Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of its disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

(b)	Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 17 to the financial statements included as part of this Report.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits

Exhibit No.:	Description:
31.1*	Rule 13a-14(a) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jack Jie Qin.

31.2*	Rule 13a-14(a) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Sluss.

32.1*	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jack Jie Qin.

32.2*	Section 1350 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Sluss.

101*	The following materials from the EFT Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on
August 19, 2014 formatted in Extensible Business Reporting Language (XBRL):

(i)	Consolidated Balance Sheets (Unaudited),
(ii)	Consolidated Statements of Income (Unaudited),
(iii)	Consolidated Statements of Comprehensive Income (Unaudited),
(iv)	Consolidated Statements of Changes in Equity (Unaudited),
(v)	Consolidated Statements of Cash Flows (Unaudited), and
(vi)	related notes

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EFT HOLDINGS, INC.
(Registrant)

Date: November 19, 2014	By:	/s/ Jack Jie Qin
Jack Jie Qin
Principal Executive Officer

	By:	/s/ William E. Sluss
William E. Sluss
Principal Financial Officer

