Form 10-Q
period 2014-12-31
EFT Holdings, Inc.
filed 2015-02-17
CIK 1450973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2014

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

As of the latest practicable date, February 13, 2015, the registrant had 75,983,201 outstanding shares of common stock.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

EFT HOLDINGS, INC.

Consolidated Balance Sheets

(Unaudited)

	December 31, 2014	March 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$2,944,277	$1,770,206
Securities available for sale	2,651,773	4,662,020
Inventories	291,078	618,919
Prepaid expenses	742,622	620,337
Other receivables	291,845	492,001
Current assets of discontinued operations	-	64,879
Total current assets	6,921,595	8,228,362

Property and equipment, net	937,832	1,098,308
Security deposit	356,478	422,029
Non-current assets of discontinued operations	-	210,948
Total assets	$8,215,905	$9,959,647
LIABILITIES AND EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$1,191,070	$1,189,494
Commission payable	3,771,835	3,884,774
Other liabilities	5,868,619	5,729,073
Unearned revenues	3,245,126	3,268,916
Short-term loan	447,956	319,245
Contingent liabilities	213,674	213,674
Current liabilities of discontinued operations	-	3,523,808
Total liabilities	14,738,280	18,128,984

Equity
EFT Holdings, Inc. stockholders' equity (deficiency):
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value, 4,975,000,000 shares authorized, 75,983,201 shares issued and outstanding at December 31 and March 31, 2014	760	760
Additional paid in capital	52,854,891	52,854,891
Retained deficits	(59,305,564)	(54,963,024)
Accumulated other comprehensive income	(25,475)	680,052
Total EFT Holdings, Inc. stockholders’ equity (deficiency)	(6,475,388)	(1,427,321)
Non-controlling interest	(46,987)	(6,742,016)
Total equity (deficiency)	(6,522,375)	(8,169,337)
Total liabilities and equity (deficiency)	$8,215,905	$9,959,647

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013

Sales revenues, net	$263,373	$348,096	$611,907	$1,280,325

Shipping charges	74,724	85,753	188,133	307,230
Total revenues, net	338,097	433,849	800,040	1,587,555

Cost of goods sold	109,013	97,639	249,544	462,328
Shipping costs	2,010	10,882	34,156	39,761
Total cost of revenues	111,023	108,521	283,700	502,089
Gross profit	227,074	325,328	516,340	1,085,466
Operating expenses:
Selling, general and administrative expenses	1,535,096	1,769,614	4,125,890	5,030,503
Provision for inventory obsolescence	32,942	293,501	152,173	398,708
Royalty expenses - related party	125,000	35,482	375,000	115,886
Total operating expenses	1,693,038	2,098,597	4,653,063	5,545,097
Operating loss	(1,465,964)	(1,773,269)	(4,136,723)	(4,459,631)
Other income/(expense)
Interest income	32,558	69,706	126,682	228,601
Interest expense	(41,795)	(1,720)	(114,051)	(5,669)
Gain/(loss) on disposal of securities available for sale
(includes $(56,824) and $74,198 accumulated other comprehensive income/(loss) reclassifications for unrealized net gains on securities available for sale for the nine months ended December 31, 2014 and 2013, respectively)	(6,155)	(4,209)	(62,832)	46,408
Dividend income	-	-	8,787	-
Foreign exchange gain/(loss)	(255)	152	(2,789)	448
Other income/(losses)	11,797	80,674	67,489	81,982
Gain on sale of long-term investment	-	-	2,407,038	-
Total other income/(expense)	(3,850)	144,603	2,430,324	351,770

Loss from continuing operations before income
taxes	(1,469,814)	(1,628,666)	(1,706,399)	(4,107,861)
Income taxes expense	4,177	7,741,386	6,049	7,732,653
Loss from continuing operations	(1,473,991)	(9,370,052)	(1,712,448)	(11,840,514)
Discontinued operations
Loss from operation of Excalibur	(29,606)	(108,572)	(27,018)	(295,711)
Loss from disposal of Excalibur	(2,622,906)	-	(2,622,906)	-
Total loss from discontinued operations	(2,652,512)	(108,572)	(2,649,924)	(295,711)
Net loss	(4,126,503)	(9,478,624)	(4,362,372)	(12,136,225)
Loss from non-controlling interest	16,981	57,413	19,832	157,188
Net loss attributable to EFT Holdings, Inc.	$(4,109,522)	$(9,421,211)	$(4,342,540)	$(11,979,037)

Net loss per share – continuing operations
Basic and diluted	$(0.02)	$(0.12)	$(0.02)	$(0.16)

Net loss per share – discontinued operations
Basic and diluted	$(0.03)	$(0.00)	$(0.03)	$(0.00)

Net loss per common share attributable to EFT
Holdings, Inc.
Basic and diluted	$(0.05)	$(0.12)	$(0.06)	$(0.16)
Weighted average common shares outstanding
Basic and diluted	75,983,201	75,983,201	75,983,201	75,983,201

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Comprehensive Losses

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013

Net loss	$(4,126,503)	$(9,478,624)	$(4,362,372)	$(12,136,225)
Other comprehensive income/(loss)
Foreign currency translation adjustment	(847,715)	(159,098)	(582,804)	(109,562)
Unrealized income/(loss) on securities available for sale	(9,723)	17,517	50,227	(135,134)
Comprehensive loss	(4,983,941)	(9,620,205)	(4,894,949)	(12,380,921)
Less: Comprehensive income/(loss) attributable to non-controlling interests	(30,689)	(168,231)	153,118	(166,373)
Comprehensive loss attributable to EFT Holdings, Inc.	$(4,953,252)	$(9,451,974)	$(5,048,067)	$(12,214,548)

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31,	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,362,372)	$(12,136,225)
Net loss from discontinued operations	(2,649,924)	(295,711)
Net loss from continuing operations	(1,712,448)	(11,840,514)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	143,137	208,704
(Gain)/loss from securities available for sale	62,832	(46,408)
Provision for inventory obsolescence	152,173	398,708
(Gain)/loss on disposal of fixed assets	(1,725)	5,251
Changes in operating assets and liabilities:
Contingent liabilities	-	216,816
Inventories	175,671	440,627
Prepaid expenses	431,979	309,762
Other receivables	157,872	86,814
Accounts receivable	44,291	(89,998)
Accounts payable	1,575	(28,616)
Commission payable	(112,938)	(225,646)
Other liabilities	140,681	7,950,193
Unearned revenues	(23,790)	(245,520)
Net cash used in continuing operations	(540,690)	(2,859,827)
Net cash provided by discontinued operations	-	30,704
Net cash used in operating activities	(540,690)	(2,829,123)

Cash flows from investing activities:
Additions to fixed assets	-	(7,023)
Proceeds from disposal of fixed assets	20,145	9,405
Proceeds from maturity of corporate notes	-	-
Purchase of securities available for sale	(3,188,408)	(1,933,275)
Proceeds from available for sale securities	5,186,716	4,763,717
Net cash provided by continuing operations	2,018,453	2,832,824
Net cash provided by discontinued operations	-	-
Net cash provided by investing activities	2,018,453	2,832,824

Cash flows from financing activities:
Repayment of installment plan	(374,489)	(319,966)
Net cash used in continuing operations	(374,489)	(319,966)
Net cash provided by discontinued operations	-	-
Net cash used in financing activities	(374,489)	(319,966)

Effect of exchange rate changes on cash	70,797	(78,673)

Net increase/(decrease) in cash	1,174,071	(394,938)
Cash, beginning of period	1,770,206	1,732,270
Cash, end of period	$2,944,277	$1,337,332

Supplemental disclosures of cash flow information:
Interest expenses paid in cash	$4,377	$5,669

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

Note 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $7,816,685 and an accumulated deficit of $59,305,564 as of December 31, 2014 and has reported net losses for the past two fiscal years. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital from external sources such as bank borrowings or capital issuances in order to continue the long-term efforts contemplated under its current business plan. Management is also considering different marketing strategies to generate more revenues and plans to continue to reduce certain operating expenses going forward. In addition, the Company is seeking to recover $21 million through the U.S. federal courts, but there can be no assurance that it will be successful in doing so. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

 Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2014 and the results of operations and cash flows for the periods ended December 31, 2014 and 2013. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine and three months ended December 31, 2014 are not necessarily indicative of the results to be expected for any subsequent periods or for the year ending March 31, 2015. The balance sheet at March 31, 2014 has been derived from the audited financial statements at that date.

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

The significant accounting policies used in preparation of these consolidated financial statements for the nine months ended December 31, 2014 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014. The Company consolidates Excalibur International Marine Corporation (“Excalibur”) based on a three-month lag with the Company’s reporting periods as discussed in Note 8.

Recent accounting pronouncements

In January 2015, the FASB issued ASU 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20). This ASU simplifies the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. The amendments in this ASU apply to all entities. They are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company does not believe the adoption of this ASU will have a material effect on its consolidated financial statements.

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

There are no other new accounting pronouncements adopted or enacted during the nine months ended December 31, 2014 that had, or are expected to have, a material impact on the Company’s financial statements.

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

Assets measured at fair value are summarized below:

	December 31, 2014
	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total
Securities available for sale - Debt securities	$2,651,773	$-	$-	$2,651,773
Total assets measured at fair value	$2,651,773	$-	$-	$2,651,773

	March 31, 2014
	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total
Securities available for sale - Debt securities	$4,662,020	$-	$-	$4,662,020
Total assets measured at fair value	$4,662,020	$-	$-	$4,662,020

Note 5 – SECURITIES AVAILABLE FOR SALE

Securities available for sale consist of the following:

	December 31, 2014
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Duration (1)
Corporate bonds	$2,102,394	$9,562	$(13,994)	$2,097,962	4.79
Corporate notes	565,724	-	(11,913)	553,811	3.32
Total debt securities	$2,668,118	$9,562	$(25,907)	$2,651,773

	March 31, 2014
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Duration (1)
Corporate bonds	$1,786,057	$23,069	$(26,346)	$1,782,780	2.56
Corporate notes	998,750	-	(23,750)	975,000	3.56
Variable rate notes	1,943,785	21,080	(60,625)	1,904,240	Perpetual
Total debt securities	$4,728,592	$44,149	$(110,721)	$4,662,020

(1)	Average remaining duration to maturity, in years

All securities were classified as available for sale as of each date presented.

The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, as of December 31, 2014:

	Less than 1 year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Loss
Corporate bonds	$-	$-	$1,301,342	$(13,994)	$1,301,342	$(13,994)
Corporate notes	-	-	553,811	(11,913)	553,811	(11,913)
Total debt securities	$-	$-	$1,855,153	$(25,907)	$1,855,153	$(25,907)

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

There were 21 securities in an unrealized loss position at December 31, 2014. Management does not intend to sell any of the securities classified as available for sale which have unrealized losses and believes that it is not likely that the Company will have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased and are not the result of deteriorated credit quality. The fair value is expected to recover as the bonds approach their maturity or re-pricing date or if market yields for such investments decline. Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.

Investment securities with a book value of $5,249,548 were sold during the nine months ended December 31, 2014. The Company recognized a loss of $62,832 on the sale of those securities.

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

The components of inventories were as follows:

	December 31, 2014	March 31, 2014
Raw materials and supplies	$42,234	$43,407
Finished goods	1,283,549	1,495,349
	1,325,783	1,538,756
Less: Provision for inventory obsolescence	(1,034,705)	(919,837)
	$291,078	$618,919

Note 7 - LOANS TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The “EFT” trademark was owned by Top Capital Inc. beginning in the 1990s and was operated for its online business in China. At the time when Top Capital Inc. merged with the Company on November 16, 2007, the ownership of the “EFT” trademark was transferred to EFT Assets Limited, a company in which Wendy Qin, a director of EFT International Ltd., serves as a director. Pursuant to an agreement between the Company and EFT Assets Limited at the time of the merger, the Company uses the “EFT” name and is required to pay an annual royalty to EFT Assets Limited equal to a percentage of its gross sales for the previous fiscal year. The percentage is 5% for the first $30 million in gross sales, 4% for the $10 million in gross sales in excess of $30 million, 3% for the $10 million in gross sales in excess of $40 million; 2% for the $10 million in gross sales in excess of $50 million; and 1% for the $10 million in gross sales in excess of $60 million, with a minimum annual royalty of $500,000. EFT Assets Limited is owned by a number of persons, including Wendy Qin. Ms. Qin is the sister of Jack Jie Qin, the Company’s president. During the nine months ended December 31, 2014 and 2013, royalty fees incurred pursuant to the agreement with EFT Assets Limited were $375,000 and $115,886, respectively.

In March 2010, one of the Company’s subsidiaries, EFT International Ltd., entered into a consultancy agreement with JFL Capital Limited, a company in which Wendy Qin serves as a director and is one of the principal shareholders. Under this agreement, EFT International Ltd. engaged JFL Capital Limited to provide EFT International Ltd. consultancy services on administration, financial matters, corporate planning and business development commencing from April 1, 2010, and the annual fee will be increased at the rate of $15,000 each year. The agreement may be terminated by either party on three months’ written notice. For the nine months ended December 31, 2014 and 2013, EFT International Ltd. paid JFL Capital Limited $281,250 and $270,000, respectively.

The Company rents a 6,500 square foot office space at market rate for its satellite training center in Hong Kong. This office is located at Langham Office Tower, 8 Argyle Street, Suite 3706, Kowloon, Hong Kong SAR. The leased space is owned by a number of persons, including Wendy Qin, a director of EFT (HK) Ltd and the sister of Jack Jie Qin, the Company’s president. The lease for this space expires on March 31, 2015, with a monthly rental of $30,900. On May 1, 2014, the Company sublet a portion of the rental office space, approximately 1,230 square feet, to a third party at a market rate in an effort to reduce the Company’s costs. On November 1, 2014, the Company further sublet approximately 2,200 square feet of office space to another third party at a market rate to further reduce the Company’s costs. During the nine months ended December 31, 2014 and 2013, the Company paid the lessor $191,794 and $278,351, respectively, in rent.

Note 8 - DECONSOLIDATION OF SUBSIDIARY - EXCALIBUR

On October 25, 2008, the Company through its wholly-owned subsidiary, EFT Investment, acquired a 48.81% equity interest in Excalibur International Marine Corporation (“Excalibur”) for $19,193,000. The Company initially loaned funds to Excalibur in July 2008 and subsequently has continued to provide Excalibur with loans to fund its operations. Since the Company provided funding and exercised control over Excalibur, Excalibur was treated as a subsidiary and its accounts were consolidated into the Group’s financial statements.

On October 3, 2014, the Ministry of Economic Affairs of Taiwan issued a letter to the Company stating that the registrations for the issuance of shares of Excalibur on May 16 and June 15, 2007 were judged to be false by the Taiwan High Court. Therefore, these two registrations were cancelled and all subsequent registrations that followed based upon the untrue basis of the two false share registrations were cancelled as well. As the acquisition of Excalibur’s shares by EFT Investment Co. Ltd. (“EFTI”) Taiwan was made after these two invalid share registrations in May and June 2007, the share registration regarding EFTI Taiwan’s purchase of Excalibur’s shares was also cancelled.

In regards to the historical financial reporting treatment, considering the facts that the Company has provided financial support to Excalibur’s operations and was committed to absorb the losses from Excalibur’s operations, the Company has concluded the investment in Excalibur would be considered a Variable Interest Entity (“VIE”) in accordance with ASC 810. As a result of the Company’s investment in Excalibur being considered a VIE, the Company would have consolidated the accounts of Excalibur from the time of its investment and there would have been no impact on the historical financial statements previously presented for the Company.

In view of the loss of the Company’s shareholding right and the fact that the Company will not provide financial support to Excalibur in the future, Excalibur was deconsolidated from the Company’s consolidated accounts effective on October 1, 2014. The Company recognized a loss of $2,622,906 as a result of the disposal of Excalibur in October 2014, which included gain from disposal of subsidiary of $7,042,255 and the write-off of intercompany loan receivables from Excalibur of $9,665,161.

The Company consolidated Excalibur based on a three-month lag with the Company’s reporting periods. All inter-company accounts and transactions were eliminated in consolidation. During the three months and nine months ended December 31, 2014, the financial statements of Excalibur were consolidated based on Excalibur’s September 30, 2014 financial statements. The following table provides a summary of balance sheet and statement of operations information for Excalibur, which is consolidated in the Company’s financial statements:

	Excalibur International Marine Corporation
	September 30, 2014		December 31, 2013
	NTD*	USD	NTD*	USD
Total assets, net	-	-	8,244,403	275,827
Total liabilities, net	-	-	105,326,659	3,523,808
Net assets	-	-	(97,082,256)	(3,247,981)
48.81% ownership	-	-	(47,385,849)	(1,585,340)

	For the three months ended
	September 30, 2014		September 30, 2013
	NTD*	USD	NTD*	USD
Operating cost	-	-	3,410,705	114,334
Selling, general and administrative expenses	19,706	653	1,014,577	34,006
Interest income	-	-	-	-
Interest expense	874,663	28,953	-	-
Foreign exchange loss	-	-	73	34
Loss on disposal of fixed assets	-	-	-	-
Other income	-	-	(1,187,282)	(39,802)
Net loss	894,369	29,606	3,238,073	108,572
48.81% ownership	436,541	14,450	1,580,503	52,994

	For the nine months ended
	September 30, 2014		September 30, 2013
	NTD*	USD	NTD*	USD
Operating cost	1,105,876	36,605	10,409,525	349,430
Selling, general and administrative expenses	1,050,973	34,791	3,264,861	109,597
Interest income	(75)	(2)	(741)	(25)
Interest expense	2,595,465	85,914	-	-
Foreign exchange gain	(4,025,712)	(133,257)	(1,380,205)	(46,331)
Loss on disposal of fixed assets	89,626	2,967	25,740	864
Other income	-	-	(3,509,989)	(117,824)
Net loss	816,153	27,018	8,809,191	295,711
48.81% ownership	398,364	13,187	4,299,766	144,337
*NTD: New Taiwan Dollar

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

During the nine months ended December 31, 2014, the Company sold approximately 5 million shares of CTX for approximately $2.5 million less commissions and other fees and reported a gain of approximately $2.4 million in the accompanying consolidated statement of operations.

The Company intends to sell the remaining 5.6 million shares of CTX but there can be no assurance that it will be able to do so.

Note 10 - OTHER LIABILITIES

Other liabilities consist of the following:

	December 31, 2014	March 31, 2014
Payroll liabilities	$56,766	$53,003
Warranty liabilities	2,439	2,593
Accrued interest	-	2,867
Accrued expenses	407,207	372,919
Provision for tax	5,399,550	5,295,033
Others	2,657	2,658
	$5,868,619	$5,729,073

Note 11 - CONTINGENT LIABILITIES

In 2009, the Company’s subsidiary, Tianquan, engaged a general contractor to construct a water manufacturing plant for RMB 4,758,600 (US$766,300).  Upon completion, EFT inspected the plant and found several material construction defects, including, but not limited to, the fact that the contractor used inferior construction material, inconsistent construction plans and substandard insulation material. As a result, EFT conditioned its final construction payment to the contractor in the amount of RMB 698,896 (US$112,500) on the rectification of all construction defects. On March 22, 2012, the contractor brought a case against EFT in the Baiquan People’s Court in Heilongjiang Province seeking approximately RMB 1,912,000 of purported outstanding payments under the contract and interest thereon.  On January 16, 2014, Tianquan received an unfavorable decision issued by Baiquan People’s Court in Heilongjiang Province awarding the contractor approximately RMB 1,326,916 (US$213,700) of purported outstanding payments under the contract and interest thereon.  The Company filed an appeal with Qiqihar Intermediate People’s Court on January 27, 2014. On August 18, 2014, the Qiqihar Intermediate People’s Court issued a judgment rescinding the unfavorable decision issued by the Baiquan People’s Court and ordered the case to be reheard at the Baiquan People’s Court. The final resolution of this case is pending.

Note 12 – SHORT-TERM LOAN

In November 2013, the Company received a $571,200 loan from a third party, Insurance Financing, Inc. (“IFI”), to finance the directors’ and officers’ insurance premium. The loan bore an interest rate of 3.60% per annum. The loan was to be repaid over a nine-month period beginning on December 15, 2013. The terms of the agreement allowed for the Company to make nine equal monthly payments of $64,422 each. The loan has been repaid in full as of September 30, 2014.

In November 2014, the Company received a new loan of $503,200 from IFI to finance the directors’ and officers’ insurance premium. The loan bears an interest rate of 3.60% per annum. The loan is to be repaid over a nine-month period beginning on December 15, 2014. The terms of the agreement allow for the Company to make nine equal monthly payments of $56,753 each.

Note 13 – WARRANTS

Prior to September 30, 2014, the Company’s subsidiary Digital Development Partners Inc. had 330,665 Series A warrants and 330,665 Series B warrants outstanding, which were accounted for as equity instruments.  The Series A warrants and Series B warrants permitted the holders to purchase one share of Digital’s common stock at an exercise price of $1.00 per share and $1.25 per share, respectively. These warrants expired on September 30, 2014.

Note 14 - INCOME TAXES

The Company was incorporated in the United States and has operations in five tax jurisdictions - the United States, the Hong Kong Special Administrative Region (“HK SAR”), mainland China, Taiwan, and the BVI.

The Company generated substantially all of its net income from its BVI operations for the nine months ended December 31, 2014.  According to BVI tax law, this income is not subject to any taxes. The Company’s HK SAR subsidiaries are subject to a 16.5% profit tax based on its taxable net profit. EFT (HK) Ltd provides management service to a BVI subsidiary, and the BVI subsidiary reimburses EFT HK Ltd for its total operating expenses plus 5% mark up, and the income is subject to 16.5% profit tax. The deferred tax assets for the Company’s US operations were immaterial for the nine months ended December 31, 2014.

The Company’s Taiwanese subsidiary, EFT Investment Co. Ltd., and its factory in mainland China are subject to a 17% and 25% standard enterprise income tax, respectively, based on their taxable net profit. These operations have incurred net accumulated operating losses for income tax purposes and management believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, it has provided full valuation allowance for the deferred tax assets arising from the losses as of December 31, 2014 and 2013.

The income tax expenses consist of the following:

	Nine Months Ended December 31,
	2014	2013
Current:
Domestic	$-	$57
Foreign	977	(8,790)
Under provision for prior years	5,072	7,741,386
Income tax expenses	$6,049	$7,732,653

A reconciliation of income taxes, with the amounts computed by applying the statutory federal income tax rate, 37% for the nine months ended December 31, 2014 and 2013, to income before income taxes for the nine months ended December 31, 2014 and 2013, is as follows:

	Nine Months Ended December 31,
	2014	2013
Income tax provision at U.S. statutory rate	$(1,594,505)	$(4,432,244)
State tax	-	57
Deferred tax valuation allowance	1,591,128	4,421,371
Nondeductible expenses	3,377	10,873
Foreign subsidiary income tax	977	(8,790)
Under provision for prior years	5,072	7,741,386
Income tax expenses	$6,049	$7,732,653

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

Note 15 – COMMITMENTS

Lease commitments

The Company leases 3,367 square feet of space in California that serves as its principal executive offices. The lease expires in February 2018. The monthly rent for the period ended December 31, 2014 is $9,455. Future minimum lease payments under the lease are as follows:

Year Ending March 31,

2015	$28,365
2016	$113,838
2017	$118,390
2018	$112,497

The Company rents office space for its satellite training center in Hong Kong. For additional information please refer to Note 7. The lease expires on March 31, 2015, with a monthly rental of $23,226 until October 31, 2014. Since November 1, 2014, the monthly rental is reduced to $10,735 until the expiration of the lease. Future minimum lease payments under the operating lease are as follows:

Year Ending March 31,

2015	$32,205

The Company rents storage space for its satellite training center in Hong Kong. The lease provides for monthly lease payments approximating $955 starting on January 4, 2013 until January 3, 2015, and $1,019 starting on January 4, 2015 with expiration on January 3, 2017. Future minimum lease payments under the operating lease are as follows:

Year Ending March 31,

2015	$3,057
2016	$12,228
2017	$9,171

The Company rents office space for its operation in Taiwan. The lease expires on December 16, 2015, and the monthly rental is $1,260. Future minimum lease payments under the operating lease are as follows:

Year Ending March 31,

2015	$3,780
2016	$11,340

The Company also leases a 40,000 square meter property from Yongqin county of Baiquan, Heilongjiang Province, the PRC and constructed a bottled water factory there. The land is leased commencing on December 31, 2009 for a term of fifty years, with a yearly land use rights fee of $3,865.

Year Ending March 31,

2015	$966
2016	$3,865
2017	$3,865
2018	$3,865
2019	$3,865
Thereafter	$153,634

Total rent expense for the nine months ended December 31, 2014 and 2013, was $274,625 and $424,318, respectively.

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

Until March 31, 2014, the Company had a third reportable business segment, the transportation segment. The transportation segment, which derived revenue from transporting passengers and cargo between Taiwan and Mainland China through the Taiwan Strait, was discontinued during the quarter ended June 30, 2014. It was classified as a discontinued operation until September 30, 2014 as a result of the fact that the Company’s shareholding right in this transportation company was rescinded by the Ministry of Economic Affairs of Taiwan on October 3, 2014.

Unallocated items comprise mainly corporate expenses and corporate assets.

Although substantially all of the Company’s revenue is generated from Mainland China, the Company is organizationally structured along business segments. The accounting policies of each of the Company’s operating segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.”

The following tables provide the business segment information as of and for the three months ended December 31, 2014 and 2013. Income tax allocations have been determined based on statutory rates in the applicable business segment.

	Three months ended December 31, 2014
	Online	Beverage	Unallocated
	business	business	items	Total
Total revenues, net	$338,097	$-	$-	$338,097
Total cost of revenues	(111,023)	-	-	(111,023)
Gross profit	227,074	-	-	227,074
Operating expenses:
Selling, general and administrative expenses	540,262	52,367	942,467	1,535,096
Provision for inventory obsolescence	32,942	-	-	32,942
Royalty expenses	125,000	-	-	125,000
Total operating expenses	698,204	52,367	942,467	1,693,038
Net operating loss	(471,130)	(52,367)	(942,467)	(1,465,964)
Other income/(expense)	23,568	(16)	(27,402)	(3,850)
Allocated income tax expense	(977)	-	(3,200)	(4,177)
Loss after income tax	(448,539)	(52,383)	(973,069)	(1,473,991)

Total long-lived assets	28,319	907,576	1,937	937,832

Additions to long-lived assets	-	-	-	-

	Three months ended December 31, 2013
	Online	Beverage	Unallocated
	Business	business	items	Total
Total revenues, net	$433,849	$-	$-	$433,849
Total cost of revenues	(106,916)	(1,605)	-	(108,521)
Gross profit/(loss)	326,933	(1,605)	-	325,328
Operating expenses:
Selling, general and administrative expenses	737,303	304,997	727,314	1,769,614
Provision for inventory obsolescence	293,501	-	-	293,501
Royalty expenses	35,482	-	-	35,482
Total operating expenses	1,066,286	304,997	727,314	2,098,597
Net operating loss	(739,353)	(306,602)	(727,314)	(1,773,269)
Other income	89,185	-	55,418	144,603
Allocated income tax expense	(7,741,386)	-	-	(7,741,386)
Loss after income tax	(8,391,554)	(306,602)	(671,896)	(9,370,052)

Total long-lived assets	85,191	1,100,010	4,142	1,189,343

Additions to long-lived assets	387	-	12	399

The following tables provide the business segment information as of and for the nine months ended December 31, 2014 and 2013. Income tax allocations have been determined based on statutory rates in the applicable business segment.

	Nine months ended December 31,2014
	Online	Beverage	Unallocated
	business	business	items	Total
Total revenues, net	$800,040	$-	$-	$800,040
Total cost of revenues	(283,700)	-	-	(283,700)
Gross profit	516,340	-	-	516,340
Operating expenses:
Selling, general and administrative expenses	1,435,612	166,824	2,523,454	4,125,890
Provision for inventory obsolescence	152,173	-	-	152,173
Royalty expenses	375,000	-	-	375,000
Total operating expenses	1,962,785	166,824	2,523,454	4,653,063
Net operating loss	(1,446,445)	(166,824)	(2,523,454)	(4,136,723)
Other income	110,289	4,770	2,315,265	2,430,324
Allocated income tax expense	(977)	-	(5,072)	(6,049)
Loss after income tax	(1,337,133)	(162,054)	(213,261)	(1,712,448)

Total long-lived assets	28,319	907,576	1,937	937,832

Additions to long-lived assets	-	-	-	-

	Nine months ended December 31, 2013
	Online	Beverage	Unallocated
	business	business	items	Total
Total revenues, net	$1,579,721	$7,834	$-	$1,587,555
Total cost of revenues	(494,072)	(8,017)	-	(502,089)
Gross profit/(loss)	1,085,649	(183)	-	1,085,466
Operating expenses:
Selling, general and administrative expenses	2,209,232	481,568	2,339,703	5,030,503
Provision for inventory obsolescence	398,708	-	-	398,708
Royalty expenses	115,886	-	-	115,886
Total operating expenses	2,723,826	481,568	2,339,703	5,545,097
Net operating loss	(1,638,177)	(481,751)	(2,339,703)	(4,459,631)
Other income	184,203	1	167,566	351,770
Allocated income tax expense	(7,732,596)	-	(57)	(7,732,653)
Loss after income tax	(9,186,570)	(481,750)	(2,172,194)	(11,840,514)

Total long-lived assets	85,191	1,100,010	4,142	1,189,343

Additions to long-lived assets	1,904	-	5,119	7,023

Note 17 – LITIGATION

In October 2008, the Company acquired, through a wholly-owned subsidiary, 48.81% of the capital stock of Excalibur International Marine Corporation, a Taiwanese corporation, for $19,193,000. Excalibur owns a high speed ship which, until August 2010, transported passengers and cargo between Taiwan and mainland China through the Taiwan Strait. Excalibur’s vessel, the Ocean LaLa, was capable of carrying up to 370 passengers and 630 tons of cargo. Excalibur purchased the Ocean LaLa from Ezone Capital Co. Ltd., prior to its acquisition by the Company. The last payment of EURO 2,000,000, equivalent to $2,409,639, was withheld by Excalibur since Excalibur believed that special tooling was not delivered at the time of sale and that an Ezone’s director did not act in good faith and was involved in self-dealing.  On August 18, 2010, Excalibur received a statement of claim, equivalent to a complaint in the United States, demanding approximately 2,000,000 Euros. On June 9, 2014, the arbitrators awarded in favor of Ezone, with counterclaims of Excalibur dismissed by the arbitrators. The Company has decided not to appeal the arbitration award. On October 3, 2014, Excalibur received a letter from the Ministry of Economic Affairs, ROC (MOEA) stating that the Company’s capital stock of Excalibur has been voided because of Hsaio Zhong-Xing’s and Lu Zhuo-Jun’s fraudulent activities related to Excalibur.

On October 1, 2010, EFT Investment Co. Ltd. (EFTI) filed a lawsuit against Hsiao Zhong-Xing, former general manager of Excalibur, and Lu Zhuo-Jun, former vice general manager of Excalibur, collectively "Defendants,” in the Taiwan Shihlin District Prosecutor’s Office. EFT Investment Co. Ltd. alleges, among other things, that Defendants committed the offences of capital forging, fraud, breach of trust, and document fabrication. On April 30, 2013, the Taiwan Shihlin District Court found that both Hsaio Zhong-Xing and Lu Zhuo-Jun were guilty of fraudulent increase of paid-up capital and dismissed all other charges. As a result, Hsiao Zhong-Xing received a six-month jail sentence and Lu Zhuo-Jun received a five-month jail sentence. Both of their jail sentences can be converted into a fine. On May 27, 2013, the Shihlin District Prosecutor filed an appeal in the Taiwan High court for reconsideration of the judgment entered by the District Court. On February 19, 2014, the Taiwan High Court sustained the District Court’s decision and found Hsaio Zhong-Xing guilty and sentenced him to a mandatory ten-month jail sentence; and found Lu Zhuo-Jun guilty and sentenced him to a mandatory eight-month jail sentence. This decision is final and confirmed. Based on the Taiwan Shihlin District Court’s judgment of fraudulent increase of paid-up capital, Excalibur filed civil lawsuit against Hsiao Zhong-Xing, Lu Zhuo-Jun and Jiao Ren-He on January 7, 2014 for the unpaid capital amount of NTD 475,312,500. On January 13, 2015, being the largest creditor of Excalibur, EFT Investment Co. Ltd. filed a submission to the court to apply to join the case and is awaiting the decision of the court.

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

Marinteknik Shipbuilders (S) Pte Ltd., a Singapore company, filed a lawsuit against Excalibur in the Taiwan Taichung District Court on July 9, 2009 for unpaid service fees and out-of-pocket expenses of NTD 8,050,832, equivalent to approximately $254,700. On August 20, 2009, the Taiwan Taipei district court froze Excalibur’s cash of $203,402 in response to the suit. The final resolution of this case is pending. However, a contingent liability for the restricted cash has been recorded. As EFT Investment Co. Ltd. is Excalibur’s largest creditor, in order to recover the frozen cash, EFT Investment Co. Ltd. filed a submission to the court to apply to join the case on January 13, 2015 and is awaiting the decision of the court.

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

In 2009, EFT’s subsidiary, Heilongjiang Tianquan Manor Soda Drinks Co. Ltd., engaged a general contractor, the “Contractor”, to construct a water manufacturing plant, the “Plant”, for RMB 4,758,600 (US$776,300). Upon completion, EFT inspected the Plant and found several material construction defects, including, but not limited to, the fact that the Contractor used inferior construction material, inconsistent construction plans and substandard insulation material. As a result, in 2010, EFT conditioned its final construction payment to the Contractor in the amount of RMB 698,896 (US$112,5000) on the rectification of all construction defects. On March 22, 2012, the Contractor brought a case against EFT in Baiquan People’s Court in Heilongjiang Province seeking approximately RMB 1,912,000 of purported outstanding payments under the contract and interest thereon. On January 16, 2014, EFT’s subsidiary, Heilongjiang Tianquan Manor Soda Drinks Co. Ltd., received an unfavorable decision issued by Baiquan People’s Court in Heilongjiang Province awarding the contractor approximately RMB 1,326,916 of purported outstanding payments under the contract and interest thereon. The Company filed an appeal with the Qiqihar Intermediate People’s Court on January 27, 2014. On August 18, 2014, the Qiqihar Intermediate People’s Court issued a judgment rescinding the unfavorable decision issued by the Baiquan People’s Court and ordered the case to be reheard at the Baiquan People’s Court. On September 25, 2014, the Company received a favorable decision from Baiquan People’s Court as the court indicated that the company stamps affixed on all of the Contractor’s legal documents were fake. On November 5, 2014, the sub-contractor brought another civil case against Tianquan in the Baiquan People’s Court in Heilongjiang Province seeking RMB 1,823,787.91 of purported outstanding payments under the same contract and interest thereon. On December 8, 2014, Tianquan filed a civil lawsuit against the sub-contractor for compensation for material construction defects. The final resolution of these two cases is now pending.

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

On November 27, 2013, a class action entitled Li, et al. v. EFT Holdings, Inc., et al. was filed on behalf of a putative class of all purchasers of one or more of the Company’s products against the Company and Jack Qin in the United States District Court for the Central District of California. A first amended complaint was filed on July 11, 2014. On October 10, 2014, the Court dismissed all class claims with prejudice. On November 19, 2014, the Court denied Plaintiffs’ Motion for Relief from the October 10, 2014 Order. On January 7, 2015, the Court entered an order dismissing Plaintiffs’ claims for breach of warranty with prejudice and all claims against Jack Qin without prejudice, and clarified that Plaintiff cannot seek disgorgement or state claims based on any stock-related fraud. On January 30, 2015, a second amended complaint was filed alleging individual claims for unfair competition, false advertising and fraud. The second amended complaint seeks, among other things, restitution, compensatory and punitive damages and injunctive relief. The case is currently pending. The Company believes that the claims asserted are without merit and intends to defend against them vigorously.

On November 27, 2013, a class action entitled Li, et al. v. Qin, et al. was filed on behalf of a putative class of all purchasers of the Company’s products against the Company and certain of its current and former officers and directors in the United States District Court for the Central District of California. A first amended complaint was filed on July 11, 2014. On October 10, 2014, the Court dismissed all class claims with prejudice. On November 19, 2014, the Court denied Plaintiffs’ Motion for Relief from the October 10, 2014 Order. On January 6, 2015, the Court entered an order dismissing Plaintiffs’ corporate waste and gift claims, and Plaintiffs’ Racketeer Influenced and Corrupt Organizations (RICO) Act claims based on alleged corporate looting and operation of a pump-and-dump scheme. The Court further dismissed Plaintiffs’ deception and common law fraud claims with respect to all defendants except the Company and Jack Qin. On January 30, 2015, a second amended complaint was filed alleging individual claims for operation of an endless chain scheme, deception and common law fraud, and RICO violations. The complaint seeks, among other things, compensatory, treble and punitive damages. The case is currently pending. The Company believes that the claims asserted are without merit and intends to defend against them vigorously.

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

Note 18 - SUBSEQUENT EVENTS

On January 30, 2015, a class action entitled Wang, et al. v. EFT Holdings, Inc., et al. was filed on behalf of a putative class of all purchasers of the Company’s products against the Company and certain of its current and former officers and directors in the United States District Court for the Central District of California. The complaint alleges claims for operation of an endless chain scheme, deception and common law fraud, securities fraud under California law, unfair competition, false advertising, aiding and abetting, and RICO violations. The complaint seeks, among other things, compensatory, treble and punitive damages, restitution and injunctive relief. The case is currently pending. The Company believes that the claims asserted are without merit and intends to defend against them vigorously.

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

As of January 14, 2015, the Company had 1,258,457 registered Affiliates, most of which were located in China and Hong Kong. For the nine months ended December 31, 2014, the Company did not have any sales activities in the United States. None of the Company’s Affiliates account for a significant portion of the Company’s business.

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

On April 1, 2012, the Company assigned network access rights to ToByTo Limited, “ToByTo”, a third-party company. The network access rights to ToByTo Limited include the right to access EFT’s Affiliate database for ToByTo’s marketing campaign, and provides access to EFT’s e-money system to facilitate sales activities. ToByTo, in return, compensates EFT by paying access fees in an amount equal to 10% of the respective enrollment fee of every Affiliate who enters the ToByTo e-phone program or another agreed upon amount. During the nine months ended December 31, 2014, the Company agreed to waive the access fees in lieu of ToByTo agreeing to purchase a portion of the Company’s overstocked inventory.

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

On April 1, 2012, the Company assigned network access rights to eZGT Limited, a third party. The network access rights to eZGT Limited include the right to access EFT’s Affiliate database for eZGT’s marketing campaign, and provides access to EFT’s e-money system to facilitate sales activities. eZGT Limited, in return, compensates EFT by paying access fees in an amount equal to 10% of the respective enrollment fee of every Affiliate who enters the $300 and $3,000 travel programs or another agreed upon amount. However, for Affiliates who enter the $800 and $8,000 travel programs, eZGT will only pay access fees in the amount of $30 and $300, respectively. During the nine months ended December 31, 2014, the Company agreed to waive the access fees in lieu of eZGT limited agreeing to purchase a portion of the Company’s overstocked inventory for an agreed upon period of time.

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

Results of Operations

Comparison for the Three Months Ended December 31, 2014 and 2013

Sales revenues, net

Sales revenues, net decreased to approximately $263,000 for the three months ended December 31, 2014 from approximately $348,000 for the three months ended December 31, 2013 primarily due to a decline in sales demand from the Company’s Affiliates. Sales revenues, net excludes revenue from shipping charges and reflects the deduction of commission expense. The Company’s policy is to pay commissions to Affiliates upon receipt of sales orders even before revenue can be recognized. In addition, sales orders dropped from $601,000 to $460,000 which caused commission expense to decrease to $270,000 for the three months ended December 31, 2014 from $366,000 for the three months ended December 31, 2013.

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

Shipping charges

Shipping charges decreased to approximately $75,000 for the three months ended December 31, 2014 from approximately $86,000 for the three months ended December 31, 2013 mainly due to a decrease in sales.

Cost of goods sold

Cost of goods sold consists mainly of merchandise purchased from vendors. Cost of goods sold increased by 12% to approximately $109,000 for the three months ended December 31, 2014 from approximately $98,000 for the three months ended December 31, 2013, mainly due to the purchase of packaging material during the current period..

Gross profit

Gross profit decreased to approximately $227,000 for the three months ended December 31, 2014 compared to approximately $325,000 for the three months ended December 31, 2013. Gross profit, as a percentage of total revenue, was 67% during the current period compared with 75% for the three months ended December 31, 2013. The decrease in gross profit was due to the sale of promotional products at cost during the current period and higher shipping costs in the current period for products shipped to China.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to approximately $1,535,000 for the three months ended December 31, 2014 compared to $1,770,000 for the three months ended December 31, 2013, mainly due to lower legal fees, computer service fees, rental charges, wages and depreciation expense in the current period compared with the same period last year.

Inventory obsolescence

Inventory obsolescence decreased to approximately $33,000 for the three months ended December 31, 2014 from approximately $294,000 for the three months ended December 31, 2013, mainly due to significantly lower amounts of inventory either at or nearing obsolescence in the current period as compared to the same period last year.

Royalty expenses

Royalty expenses increased to approximately $125,000 for the three months ended December 31, 2014 as compared to approximately $35,000 for the three months ended December 31, 2013. This increase is due to an adjustment to recognize the expense based on a prorated minimum annual payments instead of actual sales revenues. Since current year annualized sales do not meet the minimum sales required to comply with the terms of the agreement, an adjustment was made during the period ended December 31, 2014 to recognize the expense based on the prorated minimum contract amount for the three months ended.

Interest income

Interest income decreased to approximately $33,000 for the three months ended December 31, 2014 as compared to approximately $70,000 for the three months ended December 31, 2013. Interest income decreased primarily due to a decrease of investments in corporate bonds as compared to the prior period.

Interest expense

Interest expense increased to approximately $42,000 for the three months ended December 31, 2014 as compared to approximately $2,000 for the three months ended December 31, 2013. The significant increase in interest expense is mainly due to interest of $40,000 related to the provision for underpayment of tax liabilities for the years 2008 to 2010.

Other Income (Expense)

Other income(expense) changed to an expense of approximately $4,000 for the three months ended December 31, 2014 from income of approximately $145,000 for the three months ended December 31, 2013. The change was mainly due to decrease in interest income and increase in interest expenses.

Loss from disposal of Excalibur

The Company recorded a loss of approximately $2,623,000 in the three months ended December 31, 2014 due to the approximately $9.7 million loss arising from the write-off of the Company’s total receivable from Excalibur. The loss was offset by an approximately $7 million gain resulting from the deconsolidation of Excalibur arising from the Company’s loss of its shareholding rights in Excalibur.

Results of Operations

Comparison for the Nine Months Ended December 31, 2014 and 2013

Sales revenues, net

Sales revenues, net decreased to approximately $612,000 for the nine months ended December 31, 2014 from approximately $1,280,000 for the nine months ended December 31, 2013 primarily due to a decline in sales demand from the Company’s Affiliates. In addition, sales orders dropped from $2,095,000 to $1,206,000 which caused commission expense to decrease to $703,000 for the nine months ended December 31, 2014 from $1,213,000 for the nine months ended December 31, 2013.

Shipping charges

Shipping charges decreased to approximately $188,000 for the nine months ended December 31, 2014 from approximately $307,000 for the nine months ended December 31, 2013 mainly due to a decrease in sales.

Cost of goods sold

Cost of goods sold decreased by 46% to approximately $250,000 for the nine months ended December 31, 2014 from approximately $462,000 for the nine months ended December 31, 2013, mainly due to the reduction in gross sales. Gross sales declined by 47% to $1,315,000 for the nine months ended December 31, 2014 from approximately $2,493,000 for the nine months ended December 31, 2013 which is consistent with the decline in cost of goods sold.

Gross profit

Gross profit decreased to approximately $516,000 for the nine months ended December 31, 2014 compared to approximately $1,085,000 for the nine months ended December 31, 2013. The decrease in gross profit was mainly due to the drop in sales revenue. Gross profit, as a percentage of total revenue, was 65% during this period compared with 68% for the nine months ended December 31, 2013. The decrease in gross profit was partly due to the sale of promotional products at cost during the current period and higher shipping costs in the current period for products shipped to China.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to approximately $4,126,000 for the nine months ended December 31, 2014 compared to $5,031,000 for the nine months ended December 31, 2013, mainly due to lower legal fees, computer service fees, rental charges, wages and depreciation expense in the current period compared with the same period last year.

Inventory obsolescence

Inventory obsolescence decreased to approximately $152,000 for the nine months ended December 31, 2014 from approximately $399,000 for the nine months ended December 31, 2013, mainly due to significantly lower amounts of inventory either at or nearing obsolescence in the current period as compared to the same period last year.

Royalty expenses

Royalty expenses increased to approximately $375,000 for the nine months ended December 31, 2014 as compared to approximately $116,000 for the nine months ended December 31, 2013, This increase is due to an adjustment to recognize the expense based on prorated minimum annual payments instead of actual sales revenues. Since current year annualized sales do not meet the minimum sales required to comply with the terms of the agreement, an adjustment was made during the period ended December 31, 2014 to recognize the expense based on the prorated minimum contract amount for the first nine months of the fiscal year.

Interest income

Interest income decreased to approximately $127,000 for the nine months ended December 31, 2014 as compared to approximately $229,000 for the nine months ended December 31, 2013. Interest income decreased due to a decrease of investments in corporate bonds as compared to the prior period.

Interest expense

Interest expense increased to approximately $114,000 for the nine months ended December 31, 2014 as compared to approximately $6,000 for the nine months ended December 31, 2013. The significant increase in interest expense is mainly due to interest of $110,000 related to the provision for underpayment of tax liabilities for the years 2008 to 2010.

Other income (expense)

Other income(expense) increased to income of approximately $2,430,000 for the nine months ended December 31, 2014 from income of approximately $352,000 for the nine months ended December 31, 2013. The increase was mainly due to the income arising from the Company’s sale of 4.97 million shares of CTX of approximately $2,407,000 net of commissions and other fees. The sale of 4.97 million shares represents roughly 47% of the Company’s total holdings in CTX prior to the sale, and the Company still owns approximately 5.6 million shares of CTX’s common stock.

Loss from disposal of Excalibur

The Company recorded a loss of approximately $2,623,000 in the nine months ended December 31, 2014 due to an approximately $9.7 million loss arising from the write-off of the Company’s total receivable from Excalibur. The loss was offset by an approximately $7 million gain from the deconsolidation of Excalibur as a result of the Company's loss of its shareholding rights in Excalibur.

Capital Resources and Liquidity

The following table shows the Company’s sources of cash for the nine months ended December 31, 2014 and 2013.

	Nine Months Ended December 31,
	2014	2013
Net cash used in operating activities	$(540,690)	$(2,829,123)
Net cash provided by investing activities	2,018,453	2,832,824
Net cash used in financing activities	(374,489)	(319,966)
Effect of exchange rate changes on cash	70,797	(78,673)
Net increase/(decrease) in cash	$1,174,071	$(394,938)

Operating activities

For the nine months ended December 31, 2014, net cash used in operating activities was $540,690. This was primarily due to a net loss from continuing operations of $1,712,448 adjusted by non-cash related expenses that included depreciation expense of $143,137, provision for inventory obsolescence of $152,173, and a net decrease in working capital items of $815,341, and losses realized from the sales of securities available for sale of $62,832.

For the nine months ended December 31, 2013, net cash used in operating activities was $2,829,123. This was primarily due to a net loss from continuing operations of $11,840,514 adjusted by non-cash related expenses that included depreciation expense of $208,704, provision for inventory obsolescence of $398,708 and a net decrease in working capital items of $8,414,432, which were offset by gains realized from the sale of securities available for sale of $46,408.

Investing activities

Net cash provided by investing activities for the nine months ended December 31, 2014 was $2,018,453, primarily due to proceeds from the sale of corporate bonds of $5,186,716, which were partially offset by the purchase of $3,188,408 of corporate bonds.

Net cash provided by investing activities for the nine months ended December 31, 2013 was $2,832,824, mainly due to proceeds from the sale of corporate bonds of $4,763,717, which were partially offset by the purchase of $1,933,275 of corporate bonds.

Financing activities

Net cash used in financing activities for the nine months ended December 31, 2014 was $374,489, due to the repayment of a short-term loan for financing of the Company’s current year directors’ and officers’ liability insurance policy. For more information please see Note 12 to the consolidated financial statements in this Report.

Net cash used in financing activities for the nine months ended December 31, 2013 was $319,966, primarily due to repayment of a short-term loan for financing of the Company’s directors’ and officers’ insurance policy.

Working Capital

	December 31, 2014	March 31, 2014
Current assets	$6,921,595	$8,228,362
Current liabilities	14,738,280	18,128,984
Working capital (deficiency)	$(7,816,685)	$(9,900,622)

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

Contractual Obligations and Commitments

Our contractual obligations and commitments as of December 31, 2014 did not materially change from the amounts set forth in our Annual Report on Form 10-K for the year ended March 31, 2014.

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

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Jack Jie Qin and William E. Sluss, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2014, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Qin and Sluss concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

The Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of its disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

(b)	Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 17 to the financial statements included as part of this Report.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits

Exhibit No.:	Description:
31.1*	Rule 13a-14(a) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jack Jie Qin.

31.2*	Rule 13a-14(a) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Sluss.

32.1*	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jack Jie Qin.

32.2*	Section 1350 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Sluss.

101*	The following materials from the EFT Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, filed on
February 17, 2015 formatted in Extensible Business Reporting Language (XBRL):

(i)	Consolidated Balance Sheets (Unaudited),
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

EFT HOLDINGS, INC.
(Registrant)

Date: February 17, 2015	By:	/s/ Jack Jie Qin
Jack Jie Qin
Principal Executive Officer

	By:	/s/ William E. Sluss
William E. Sluss
Principal Financial Officer

