Form 10-K
period 2015-03-31
EFT Holdings, Inc.
filed 2015-07-14
CIK 1450973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the price of $0.01 per share, which was the closing price of the common stock as reported on the OTC Bulletin Board under the symbol “EFTB” on September 30, 2014, was $ 238,842 as of such date.

As of June 30, 2015, the registrant had 75,983,201 outstanding shares of common stock.

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

As of June 16, 2015, the Company had 1,258,824 registered Affiliates, most of which were located in China and Hong Kong. As of June 16, 2015, the Company did not have any sales activities in the United States. None of the Company’s Affiliates account for a significant portion of its business.

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

On April 1, 2012, the Company assigned network access rights to ToByTo Limited, “ToByTo”, a third-party company. The network access rights to ToByTo Limited include the right to access EFT’s Affiliate database for ToByTo’s marketing campaign, and provides access to EFT’s e-money system to facilitate sales activities. ToByTo, in return, compensates EFT by paying access fees in an amount equal to 10% of the respective enrollment fee of every Affiliate who enters the ToByTo e-phone program or another agreed upon amount. During the years ended March 31, 2015 and 2014, the Company agreed to waive the access fees in lieu of ToByTo agreeing to purchase a portion of the Company’s overstocked inventory.

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

On April 1, 2012, the Company assigned network access rights to eZGT Limited, a third party. The network access rights to eZGT Limited include the right to access EFT’s Affiliate database for eZGT’s marketing campaign, and provides access to EFT’s e-money system to facilitate sales activities. eZGT Limited, in return, compensates EFT by paying access fees in an amount equal to 10% of the respective enrollment fee of every Affiliate who enters the $300 and $3,000 travel programs or another agreed upon amount. However, for Affiliates who enter the $800 and $8,000 travel programs, eZGT will only pay access fees in the amount of $30 and $300, respectively. During the years ended March 31, 2015 and 2014, the Company agreed to waive the access fees in lieu of eZGT Limited agreeing to purchase a portion of the Company’s overstocked inventory for an agreed upon period of time.

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

As of March 31, 2015, the Company had three full-time employees at its executive offices in the City of Industry, California, eight full-time employees at its Kowloon, Hong Kong office, one full-time employee at its Taipei, Taiwan office, and three full-time employees at its factory in China. The Company adjusts the number of employees from time to time as necessary to meet the demand for its products.

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

The Company reported a net loss of $5,363,469 and a loss from operations of $5,224,759 for the year ended March 31, 2015. The Company reported a net loss of $20,341,700 and a loss from operations of $6,744,684 for the year ended March 31, 2014. At March 31, 2015, the Company’s accumulated deficit amounted to $60,304,126. During the year ended March 31, 2015, net cash used by operating activities amounted to $1,527,356. At March 31, 2015, the Company’s working capital deficit amounted to $8,771,507. The Company expects to continue incurring losses for the foreseeable future and may never achieve or sustain profitability. The Company may need to raise additional capital to penetrate markets for the sales of the Company’s products. The Company believes that it has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means. If the economic climate in the United States does not improve or further deteriorates, the Company’s ability to raise additional capital could be negatively impacted. If the Company is unable to secure additional capital, the Company may be required to take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These measures could cause significant delays in the Company’s efforts to commercialize its products, which are critical to the realization of its business plan and to future operations.

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

The Company has experienced, and anticipates that it will continue to experience for at least the foreseeable future, significant pricing pressure and significantly increased promotional activity from its competitors; and it may face challenges in seeking to provide merchandise at competitive prices that allow the Company to be profitable. Continued advancement in technology and increasing access to that technology is paving the way for growth in the internet consumer industry. In addition, the nutritional supplement and cosmetic e-business markets have and continue to become increasingly competitive and are rapidly evolving. There can be no assurance that the Company will maintain its competitive edge or that it will continue to provide only American-made merchandise. If the Company is unable to successfully compete in this promotional environment, it could experience reductions in its sales and excessive build-up of merchandise inventories resulting in increased markdowns and reductions in its gross profit margins, adversely impacting its profitability and cash flows from operating activities.

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

The Company may be subjected to various product liability claims, including claims that products that are ingested by consumers or applied to their bodies contain contaminants, and that the products include inadequate instructions as to their uses, or include inadequate warnings concerning side effects and interactions with other substances. It is possible that widespread product liability claims could increase the Company’s costs, and adversely affect its revenues and operating income. Moreover, liability claims arising from a serious adverse event may increase the Company’s costs through higher insurance premiums and deductibles, and may make it more difficult to secure adequate insurance coverage in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

 Not Applicable.

ITEM 2. PROPERTIES.

The Company leases a 3,367 square foot office in the City of Industry in California that serves as its principal executive offices. The lease will expire on February 14, 2018. Pursuant to the lease, the monthly rent was $9,091 per month until February 2014 and $9,455 per month thereafter.

Until March 31, 2015, the Company rented office space for its satellite training center in Hong Kong. Until March 31, 2014, the lease was for 6,500 square feet with a monthly rental of $30,900. Beginning on April 1, 2014, the Company reduced the rented space to 1,510 square feet and the monthly rental was reduced to $10,735. This office was located at Langham Office Tower, 8 Argyle Street, Suite 3706, Kowloon, Hong Kong SAR. The lease expired on March 31, 2015 and was then extended to June 24, 2015 with monthly rent increased to $15,319. In June 2015, the Company moved to a 1,100 square foot office located at Suite 1506, Concordia Plaza, 1 Science Museum Road, Tsimshatsui East, Kowloon. The new lease has a monthly rental of $9,480 and will expire on June 22, 2017.

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

ITEM 3. LEGAL PROCEEDINGS.

All material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party, or of which any of their property is the subject, are disclosed in Note 18 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Three Months Ended	Low Bid	High Bid

June 30, 2014	$0.01	$0.01
September 30, 2014	$0.01	$0.01
December 31, 2014	$0.01	$0.01
March 31, 2015	$0.01	$0.01

June 30, 2013	$0.01	$0.01
September 30, 2013	$0.01	$0.01
December 31, 2013	$0.01	$0.01
March 31, 2014	$0.01	$0.01

The holders of the Company’s common stock are entitled to one vote per share. The Company’s stockholders do not have preemptive rights to purchase, subscribe for, or otherwise acquire any shares of its common stock.

The Company did not pay any dividends during the two years ended March 31, 2015. The Company’s board of directors is not restricted from paying any dividends but is not obligated to declare a dividend. The Company currently intends to retain all future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends on common stock in the foreseeable future.

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

During the year ended March 31, 2015, the Company did not purchase any shares of its common stock from third parties in a private transaction or in the open market. During the year ended March 31, 2015, none of the Company’s officers or directors, or any of its principal shareholders, purchased any shares of its common stock on its behalf from third parties in a private transaction or as a result of purchases in the open market.

As of March 31, 2015, there were 4,916 record holders of the Company’s common stock.

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

Results of Operations

Comparison for the Years Ended March 31, 2015 and 2014

 Sales revenue, net

Sales revenues, net of commission expense, decreased to approximately $750,000 for the year ended March 31, 2015 from approximately $1,488,000 for the year ended March 31, 2014 primarily due to a decline in sales demand from the Company’s Affiliates. The Company’s policy is to pay commissions to its Affiliates upon receipt of the sales orders even though revenue is not recognized by the Company until later when the products are delivered. In addition, sales orders dropped from $2.6 million to $1.3 million which caused the associated commission expense to decrease to approximately $799,000 for the year ended March 31, 2015 from approximately $1,506,000 for the year ended March 31, 2014.

Commissions paid to the Company’s Affiliates are considered to be a reduction of the selling prices of its products, and are recorded as a reduction of revenue.

Shipping charges

Shipping charges decreased to $218,000 for the year ended March 31, 2015 from $379,000 for the year ended March 31, 2014 mainly due to the reduction in gross sales.

Cost of goods sold

Cost of goods sold consists of merchandise purchased from vendors. Cost of goods sold decreased to approximately $315,000 for the year ended March 31, 2015 from $557,000 for the year ended March 31, 2014 mainly due to a reduction in gross sales. Gross sales of products declined from approximately $2,995,000 to $1,548,000, or 48%. However, cost of sales of products declined by only 42% from approximately $548,000 to $315,000, mainly due to the sale of $139,000 and $173,000 of promotional items that were sold at cost during the years ended March 31, 2015 and 2014, respectively. Despite the items that were sold at discounted prices, cost of goods sold as a percentage of gross sales for the year ended March 31, 2015 was 20%, higher than last year by 2%, which is mainly due to vendor price increases during the year.

Shipping costs

Shipping costs consist of freight charges from the U.S. warehouse and/or vendors to the Company’s logistic facility in China.  Shipping costs decreased to approximately $42,000 for the year ended March 31, 2015 from approximately $45,000 for the year ended March 31, 2014, mainly attributable to reduction in gross sales during the year.

Gross profit

Gross profit decreased to approximately $611,000 for the year ended March 31, 2015 compared to $1,264,000 for the year ended March 31, 2014. Gross profit, as a percentage of total revenue, was 63% during the year ended March 31, 2015 compared with 68% during the year ended March 31, 2014. The decrease in gross profit was partly due to a reduction in gross sales and the sale of promotional products at cost during the current year.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to approximately $5,205,000 for the year ended March 31, 2015 compared to approximately $6,621,000 for the year ended March 31, 2014, mainly due to lower legal fees, computer service fees, rental charges, wages and depreciation expense in the current year compared with last year.

Inventory obsolescence

Inventory obsolescence decreased to approximately $131,000 for the year ended March 31, 2015 as compared to $888,000 for the year ended March 31, 2014, mainly due to significantly lower amounts of inventory either at or nearing obsolescence in the current year as compared to last year.

Royalty expenses

Royalty expenses for both years ended March 31, 2015 and 2014, were $500,000. Royalties payable to EFT Assets are equal to a percentage of the Company’s gross sales based on certain threshold criteria, with a minimum annual royalty of $500,000. See Note 7 to the consolidated financial statements in this Annual Report for further information.

Interest income

Interest income decreased to approximately $152,000 for the year ended March 31, 2015 as compared to approximately $289,000 for the year ended March 31, 2014. Interest income decreased mainly due to a decline in the amount of investments in corporate bonds as compared to the previous year.

Interest expense

Interest expenses decreased to approximately $158,000 for the year ended March 31, 2015 as compared to approximately $808,000 for the year ended March 31, 2014. The significant decrease in interest expense is mainly due to the Company’s recording of interest expense of $800,000 in the year ended March 31, 2014 on underpayment of tax liabilities for the years 2008 to 2010.

Gain/(loss) on disposal of securities available for sale

Gain/(loss) on disposal of securities available for sale decreased to a loss of approximately $53,000 for the year ended March 31, 2015 from a gain of $51,000 for the year ended March 31, 2014 mainly due to the loss associated with the liquidation of funds held in one of the Company’s investment accounts..

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

Gain/(loss) on sales of long-term investment

The gain on sales of long-term investment of approximately $2.4 million for the year ended March 31, 2015 is mainly from the sale by the Company of CTX shares that the Company had previously written off.

Other income

Other income increased to $167,000 for the year ended March 31, 2015 as compared to approximately $109,000 for the year ended March 31, 2014 due to an increase in the sale of expiring products during the year.

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

Income tax expense decreased to approximately $9,000 for the year ended March 31, 2015 from approximately $3.6 million for the year ended March 31, 2014. As discussed above, the IRS has revised its audit report of the Company’s returns for the years 2008 through 2010 and has reduced its proposed adjustments from $12.3 million to $4.5 million of additional tax liabilities for the years 2008 through 2010. The Company plans to continue to challenge most of the remaining proposed adjustments as set forth in the revised report and is in the process of appealing the proposed adjustments with the IRS. The Company had federal and California state tax liabilities in the aggregate amount of $5.4 million and $5.3 million including interest and penalty as of March 31, 2015 and 2014, respectively.

Loss from disposal of Excalibur

The Company recorded a loss of approximately $2,623,000 in the year ended March 31, 2015 due to the approximately $9.7 million loss arising from the write-off of the Company’s total receivable from Excalibur International Marine Corporation, “Excalibur”, a company in which the Company previously had a 48.81% equity interest. The loss was offset by an approximately $7 million gain resulting from the deconsolidation of Excalibur arising from the Company’s loss of its shareholding rights in Excalibur. Excalibur was deconsolidated from the Company’s consolidated accounts effective October 1, 2014.

Capital Resources and Liquidity

The following table reflects the Company’s sources / uses of cash for the two years ended March 31, 2015 and 2014.

	Year Ended March 31,
	2015	2014
Net cash used in operating activities	$(1,527,356)	$(4,213,411)
Net cash provided by investing activities	2,560,447	5,015,698
Net cash used in financing activities	(541,205)	(575,700)
Effect of exchange rate changes on cash	70,503	(103,056)
Net increase in cash	$562,389	$123,531

Operating activities:

During the year ended March 31, 2015, net cash used in operating activities was $1,527,356. This was primarily due to a net loss of $2,713,545 adjusted to exclude losses from the discontinued operations of Excalibur. The net loss was further adjusted by non-cash related expenses that included depreciation expense of $186,948, a provision for inventory obsolescence of $130,787, cash used to purchase inventory of $184,351 and $581,000 for prepaid insurance.

During the year ended March 31, 2014, net cash used in operating activities was $4,213,411. This was primarily due to a net loss of $19,741,003 adjusted to exclude losses from the discontinued operations of Excalibur. The net loss was further adjusted by non-cash related expenses that included depreciation of $271,489, provision of inventory obsolescence of $888,320, recorded impairment losses of approximately $8,966,000, and a decrease in working capital related to recording of additional provision for income taxes for 2008 to 2010 of $4,375,949, which was partially offset by gains realized from the sales of securities available for sale of $51,069.

Investing activities:

Net cash provided by investing activities for the year ended March 31, 2015 was $2,560,447 primarily due to proceeds from the sale of corporate bonds of $5,862,107 and proceeds from the disposal of fixed assets of $19,952, which were partially offset by the purchase of $3,321,612 of corporate bonds.

Net cash provided by investing activities for the year ended March 31, 2014 was $5,015,698, primarily due to proceeds from the sales of corporate bonds of $6,705,450 and proceeds from the disposal of fixed assets of $1,471,028, which were partially offset by the purchase of $3,154,172 of corporate bonds and the acquisition of fixed assets of $6,608.

Financing activities:

Net cash used in financing activities for the years ended March 31, 2015 and 2014, was $541,205 and $575,700, respectively, due to the repayment of a short-term loan for financing the Company’s directors’ and officers’ liability insurance policy. For more information please see Note 13 to the consolidated financial statements in this report.

Working Capital:

	March 31, 2015	March 31, 2014
Current assets	$5,655,514	$8,228,362
Current liabilities	(14,427,021)	(18,128,984)
Working capital / (deficiency)	$(8,771,507)	$(9,900,622)

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

Balance Sheet Items

Material changes in the Company’s balance sheet items between March 31, 2015 and March 31, 2014 are discussed below:

Securities Available for Sale

Securities available for sale decreased to $2,132,397 for the year ended March 31, 2015 compared to $4,662,020 for the year ended March 31, 2014, as the Company sold certain securities to fund operations.

Inventories

Inventory decreased to $303,848 at March 31, 2015 compared to $618,919 at March 31, 2014 due to the sale of overstocked or products nearing expiration during the year to third parties, since the Company only orders products on an “as needed” basis to avoid overstocking and lower inventory levels are adequate to meet the current demand. In addition, the Company recorded a $130,787 mark-down allowance on inventory during the year ended March 31, 2015.

Property and Equipment

Property and equipment decreased to $894,129 for the year ended March 31, 2015 compared to $1,098,308 for the year ended March 31, 2014, as a result of scheduled depreciation expense being recorded.

Prepayment on development in progress

The Company’s wholly-owned subsidiary, EFT Investment Co. Ltd, entered into two sets of agreements with the seller of the office building on May 31, 2011 to secure what its former General Manager represented to be an option to purchase an office building, located in Taipei, Taiwan. As of March 31, 2014, option payments of NTD600 million, equivalent to approximately $20.8 million, have been made to the sellers. As required by U.S. GAAP, the Company performed an impairment analysis related to the prepayment on the development in progress asset and recorded impairment of approximately $8,966,000 and $11,227,000 related to this asset based on the analysis for the years ended March 31, 2014 and 2013, respectively. See Notes 8 and 18 to the consolidated financial statements included as part of this Report for more information.

Accounts Payable

Accounts payable slightly decreased to $1,073,795 at March 31, 2015 compared to $1,189,494 at March 31, 2014, as a result of marketing expenses paid during the year.

Commission Payable

Commission payable slightly decreased to $3,785,004 at March 31, 2015 compared to $3,884,774 at March 31, 2014 due to lower commissions earned by Affiliates this year compared to last year.

Contingent Liabilities

Contingent liabilities increased to $214,019 at March 31, 2015 compared to $213,674 at March 31, 2014 mainly due to the effect of exchange rate changes.

Other Liabilities

Other liabilities increased to $5,874,187 at March 31, 2015 compared to $5,729,073 at March 31, 2014. The increase of $145,114 is due to the accrual of interest associated with the $4,527,000 tax liability accrued in the previous year.

Unearned Revenue

Unearned revenue slightly decreased to $3,198,776 at March 31, 2015 compared to $3,268,916 at March 31, 2014. The recording of unearned revenue results from temporary delays associated with the recognition of revenue related to the sale of products or services to Affiliates.

Non-controlling interest

Non-controlling interest changed from $6,742,016 at March 31, 2014 to $49,522 at March 31, 2015 due to the loss recorded by Digital during the year ended March 31, 2015 and the deconsolidation of Excalibur.

Investment

The Company lent $5,000,000 to CTX Virtual Technologies Inc., “CTX,” in July 2010. The loan to CTX was unsecured, bore interest at 8% per year and had a term of one year to July 26, 2011. At any time during the one-year term, the Company could, at its option, convert the loan into 8,474,576 units, with each unit consisting of one share of CTX’s common stock and one warrant, to be increased by 25% to 10,593,220 units if CTX common stock was not listed on any of the American Stock Exchange, the OTC Bulletin Board or NASDAQ by February 28, 2011. On March 12, 2011, CTX elected to convert the full amount of $5,000,000 into 10,593,220 units and paid the Company in full for all accrued and unpaid interest that it owed to the Company.

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

The Company also bought securities available for sale to earn interest, and has invested $2.1 million in such securities at March 31, 2015.

The unused cash and cash equivalents of $2.3 million at March 31, 2015 will be used in the Company’s daily operations. The Company has no unused lines of credit or other borrowing facilities.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $8,771,507 as of March 31, 2015, reported a net loss of $5,363,469 for the year ended March 31, 2015 and did not generate cash from operations for the year ended March 31, 2015. At March 31, 2015, the Company’s accumulated deficit amounted to $60,304,126. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital from external sources in order to continue the long-term efforts contemplated under its business plan. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

EFT Holdings, Inc.

We have audited the accompanying consolidated balance sheets of EFT Holdings, Inc. and subsidiaries (the “Company”) as of March 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficiency), and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EFT Holdings, Inc. and subsidiaries as of March 31, 2015 and 2014 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in Note 2 to the accompanying financial statements, the Company has negative working capital of $8,771,507 and an accumulated deficit of $60,304,126 as of March 31, 2015, reported net losses and did not generate cash from operations for past two years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Paritz & Company, P.A.

Hackensack, New Jersey

July 14, 2015

EFT HOLDINGS, INC.

Consolidated Balance Sheets

	March 31, 2015	March 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$2,332,595	$1,770,206
Securities available for sale	2,132,397	4,662,020
Inventories	303,848	618,919
Prepaid expenses	593,586	620,337
Other receivables	293,088	492,001
Current assets of discontinued operations	-	64,879
Total current assets	5,655,514	8,228,362

Property and equipment, net	894,129	1,098,308
Security deposit	360,203	422,029
Non-current assets of discontinued operations	-	210,948
Total assets	$6,909,846	$9,959,647
LIABILITIES AND EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$1,073,795	$1,189,494
Commission payable	3,785,004	3,884,774
Other liabilities	5,874,187	5,729,073
Unearned revenues	3,198,776	3,268,916
Short-term loan	281,240	319,245
Contingent liabilities	214,019	213,674
Current liabilities of discontinued operations	-	3,523,808
Total liabilities	14,427,021	18,128,984

Equity (deficiency)
EFT Holdings, Inc. stockholders' equity (deficiency):
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value, 4,975,000,000 shares authorized, 75,983,201 shares issued and outstanding at March 31, 2015 and 2014	760	760
Additional paid in capital	52,854,891	52,854,891
Retained deficit	(60,304,126)	(54,963,024)
Accumulated other comprehensive income (loss)	(19,178)	680,052
Total EFT Holdings, Inc. stockholders’ equity (deficiency)	(7,467,653)	(1,427,321)
Non-controlling interest	(49,522)	(6,742,016)
Total equity (deficiency)	(7,517,175)	(8,169,337)
Total liabilities and equity (deficiency)	$6,909,846	$9,959,647

The accompanying notes are an integral part of these audited consolidated financial statements.

 EFT HOLDINGS, INC.

Consolidated Statements of Operations

	Year Ended
	March 31, 2015	March 31, 2014

Sales revenues, net	$749,852	$1,487,791
Shipping charges	217,979	378,887
Total revenues, net	967,831	1,866,678
Cost of goods sold	315,008	556,875
Shipping costs	41,672	45,324
Total cost of revenues	356,680	602,199
Gross profit	611,151	1,264,479
Operating expenses:
Selling, general and administrative expenses	5,205,123	6,620,843
Provision for inventory obsolescence	130,787	888,320
Royalty expenses - related party	500,000	500,000
Total operating expenses	5,835,910	8,009,163
Operating loss	(5,224,759)	(6,744,684)
Other income/(expense)
Interest income	152,109	288,940
Interest expense	(158,181)	(807,963)
Gain/(loss) on disposal of securities available for sale
(includes $(47,263) and $135,876 accumulated other comprehensive income/(loss) reclassifications for unrealized net gains on securities available
for sale for the years ended March 31, 2015 and 2014, respectively)	(53,398)	51,069
Dividend income	8,787	-
Write-off and impairment of prepayment on development in progress	-	(8,966,004)
Foreign exchange loss	(2,948)	(110,039)
Other income	166,576	108,988
Gain on sale of long-term investment	2,407,038	-
Total other income/(expense)	2,519,983	(9,435,009)

Loss from continuing operations before income taxes	(2,704,776)	(16,179,693)
Income taxes expense	8,769	3,561,310
Loss from continuing operations	(2,713,545)	(19,741,003)
Discontinued operations
Loss from operation of Excalibur	(27,018)	(600,697)
Loss from disposal of Excalibur	(2,622,906)	-
Total loss from discontinued operations	(2,649,924)	(600,697)
Net loss	(5,363,469)	(20,341,700)
Loss from non-controlling interest	22,367	315,530
Net loss attributable to EFT Holdings, Inc.	$(5,341,102)	$(20,026,170)

Net loss per share – continuing operations
Basic and diluted	$(0.04)	$(0.25)

Net loss per share – discontinued operations
Basic and diluted	$(0.03)	$(0.01)

Net loss per common share attributable to EFT
Holdings, Inc.
Basic and diluted	$(0.07)	$(0.26)
Weighted average common shares outstanding
Basic and diluted	75,983,201	75,983,201

The accompanying notes are an integral part of these audited consolidated financial statements.

EFT HOLDINGS, INC. Consolidated Statements of Comprehensive Loss

	Year Ended
	March 31, 2015	March 31, 2014

Net loss	$(5,363,469)	$(20,341,700)
Other comprehensive income/(loss)
Foreign currency translation adjustment	(589,885)	(265,235)
Unrealized income/(loss) on securities available for sale	63,605	(158,469)
Comprehensive loss	(5,889,749)	(20,765,404)
Less: Comprehensive income/(loss) attributable to non-controlling interests	150,583	(311,844)
Comprehensive loss attributable to EFT Holdings, Inc.	$(6,040,332)	$(20,453,560)

The accompanying notes are an integral part of these audited consolidated financial statements.

EFT HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

					Accumulated		Total
			Additional	Retained	Other		Stockholders'
	Common Stock		Paid-In	Earnings	Comprehensive	Non-Controlling	Equity
	Shares	Amount	Capital	(Deficits)	Income (Loss)	Interests	(Deficiency)

BALANCE, MARCH 31, 2013	75,983,201	$760	$52,854,891	$(34,936,854)	$1,107,442	$(6,430,172)	$12,596,067
Comprehensive income:
Net loss	-	-	-	(20,026,170)	-	(315,530)	(20,341,700)
Unrealized loss on securities available for sale	-	-	-	-	(158,469)	-	(158,469)
Foreign currency translation adjustment	-	-	-	-	(268,921)	3,686	(265,235)
Total comprehensive loss							(20,765,404)

BALANCE, MARCH 31, 2014	75,983,201	$760	$52,854,891	$(54,963,024)	$680,052	$(6,742,016)	$(8,169,337)
Cancellation of shareholding right in subsidiary	-	-	-	-	-	6,541,911	6,541,911
Comprehensive income:
Net loss	-	-	-	(5,341,102)	-	(22,367)	(5,363,469)
Unrealized gain on securities available for sale	-	-	-	-	63,605	-	63,605
Foreign currency translation adjustment	-	-	-	-	(762,835)	172,950	(589,885)
Total comprehensive income							(5,889,749)

BALANCE, MARCH 31, 2015	75,983,201	$760	$52,854,891	$(60,304,126)	$(19,178)	$(49,522)	$(7,517,175)

The accompanying notes are an integral part of these audited consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Year Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net loss	$(5,363,469)	$(20,341,700)
Net loss from discontinued operations	(2,649,924)	(600,697)
Net loss from continuing operations	(2,713,545)	(19,741,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	186,948	271,489
(Gain)/loss from securities available for sale	53,398	(51,069)
Provision for inventory obsolescence	130,787	888,320
(Gain)/loss on disposal of fixed assets	(1,686)	6,894
Write-off and impairment of prepayment on development in progress	-	8,966,004
Changes in operating assets and liabilities:
Contingent liabilities	-	216,816
Inventories	184,351	521,835
Prepaid expenses	580,869	500,677
Other receivables	41,968	1,419,594
Accounts receivable	159,310	(56,251)
Accounts payable	(115,730)	281,529
Commission payable	(99,769)	(270,382)
Other liabilities	135,883	4,464,065
Unearned revenues	(70,140)	(222,060)
Net cash used in continuing operations	(1,527,356)	(2,803,542)
Net cash used in discontinued operations	-	(1,409,869)
Net cash used in operating activities	(1,527,356)	(4,213,411)

Cash flows from investing activities:
Additions to fixed assets	-	(6,608)
Proceeds from disposal of fixed assets	19,952	9,355
Purchase of securities available for sale	(3,321,612)	(3,154,172)
Proceeds from securities available for sale	5,862,107	6,705,450
Net cash provided by continuing operations	2,560,447	3,554,025
Net cash provided by discontinued operations	-	1,461,673
Net cash provided by investing activities	2,560,447	5,015,698

Cash flows from financing activities:
Repayment of installment plan	(541,205)	(571,921)
Net cash used in continuing operations	(541,205)	(571,921)
Net cash used in discontinued operations	-	(3,779)
Net cash used in financing activities	(541,205)	(575,700)

Effect of exchange rate changes on cash	70,503	(103,056)

Net increase in cash	562,389	123,531
Cash, beginning of year	1,770,206	1,646,675
Cash, end of year	$2,332,595	$1,770,206

Supplemental disclosures of cash flow information:
Income taxes paid in cash	$13,270	$14,549
Interest expenses paid in cash	$7,920	$7,963

Non-cash investing and financing activities:
Financing of directors' and officers' insurance through installment loan	$503,200	$571,200

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

The beverage reportable segment derives revenue and expenses from the bottled water factory in Baiquan, Heilongjiang Province, China. This bottled water factory started production in April 2013, but production was suspended because Tianquan was sued by a contractor who constructed the water plant (see Note 12). The production is expected to resume when the lawsuit is closed and final.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reclassification

Certain amounts in prior year consolidated financial statements have been reclassified to conform with the current year presentation.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $8,771,507 and an accumulated deficit of $60,304,126 as of March 31, 2015, and it reported net losses and did not generate cash from operations for the past two years. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital from external sources in order to continue the long-term efforts contemplated under its business plan. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned except for Digital, which is 91.74% owned by the Company. All inter-company accounts and transactions have been eliminated in consolidation. The Company consolidates Excalibur based on a three-month lag with the Company’s reporting periods as discussed in Note 9.

Foreign Currency

The Company’s reporting currency is the U.S. dollar. The Company’s operations in Hong Kong, Taiwan and China use their local currencies as their functional currency. The financial statements of the subsidiaries are translated into U.S. Dollars, “USD,” in accordance with ASC Topic 830, Foreign Currency Translation. According to ASC 830, all assets and liabilities are translated at the year-end currency exchange rate, stockholders’ equity items are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, Reporting Comprehensive Income as a Component of Stockholders’ Equity. Foreign exchange transaction gains and losses are reflected in the statement of operations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions include determining the fair market value of our inventory, the collectability of accounts receivable, the value of deferred taxes and related valuation allowances. Certain of our estimates, including evaluating the collectability of accounts receivable and the fair market value of inventory, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

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

Stock-Based Compensation

The Company recognizes compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

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

As of March 31, 2015, the Company’s estimated warranty expense was as follows:

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

The following table shows net income per share calculation for the two years ended March 31, 2015:

	Year Ended March 31,
	2015	2014
Historical Numerator:
Net loss attributable to EFT Holdings, Inc.	$(5,341, 102)	$(20,026,170)
Denominator:
Weighted-average shares used for basic and diluted net income per share	75,983,201	75,983,201
Basic and diluted net loss per share	$(0.07)	$(0.26)

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

There are no other new accounting pronouncements adopted or enacted during the year ended March 31, 2015 that had, or are expected to have, a material impact on the Company’s financial statements.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In accordance with ASC Topic 820, the Company measures its securities available for sale at fair value. The securities available for sale are classified within Level 1 since they are valued using quoted market prices (see Note 4).

Note 4 – SECURITIES AVAILABLE FOR SALE

Securities available for sale consist of the following:

	March 31, 2015
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Duration (1)
Corporate bonds	$1,568,102	$13,350	$(5,245)	$1,576,207	4.79
Corporate notes	567,261	-	(11,071)	556,190	3.07
Variable rate notes	-	-	-	-	-
Total debt securities	$2,135,363	$13,350	$(16,316)	$2,132,397

	March 31, 2014
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Duration (1)
Corporate bonds	$1,786,057	$23,069	$(26,346)	$1,782,780	2.56
Corporate notes	998,750	-	(23,750)	975,000	3.56
Variable rate notes	1,943,785	21,080	(60,625)	1,904,240	Perpetual
Total debt securities	$4,728,592	$44,149	$(110,721)	$4,662,020

(1)	Average remaining duration to maturity, in years

The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, as of March 31, 2015:

	Less than 1 year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Loss
Corporate bonds	$-	$-	$492,156	$(5,245)	$492,156	$(5,245)
Corporate notes	-	-	556,190	(11,071)	556,190	(11,071)
Variable rate notes	-	-	-	-	-	-
Total debt securities	$-	$-	$1,048,346	$(16,316)	$1,048,346	$(16,316)

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

There were 10 securities in an unrealized loss position at March 31, 2015. Management does not intend to sell any of the securities classified as available for sale which have unrealized losses and believes that it is not likely that the Company will have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased and are not the result of deteriorated credit quality. The fair value is expected to recover as the bonds approach their maturity or re-pricing date or if market yields for such investments decline. Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.

Investment securities with a book value of $5,915,505 were sold during the year ended March 31, 2015. The Company recognized a loss of $53,398 on the sale of those securities.

Note 5 – INVENTORIES

The components of inventories were as follows:

	March 31,	March 31,
	2015	2014

Raw material and supplies	$42,302	$43,407
Finished goods	261,546	575,512
	$303,848	$618,919

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	March 31,
	2015	2014

Leasehold improvements	$340,783	$341,941
Automobiles	154,724	214,235
Property and plant	947,333	945,806
Computer equipment	116,603	116,578
Furniture and fixtures	80,241	90,576
Machinery and equipment	361,874	361,321
	2,001,558	2,070,457
Less: Accumulated depreciation	(1,107,429)	(972,149)
	$894,129	$1,098,308

For the years ended March 31, 2015 and 2014, depreciation expense was $186,948 and $271,489, respectively.

Note 7 - RELATED PARTY TRANSACTIONS

The Company uses the “EFT” name, a trademark owned and licensed to it by EFT Assets Limited, a Company that Wendy Qin, a director of EFT International Ltd., served as a director until March 2015. The Company is required to pay an annual royalty to EFT Assets equal to a percentage of its gross sales for the previous fiscal year. The percentage is 5% for the first $30 million in gross sales, 4% for the $10 million in gross sales in excess of $30 million, 3% for the $10 million in gross sales in excess of $40 million; 2% for the $10 million in gross sales in excess of $50 million; and 1% for the $10 million in gross sales in excess of $60 million, with a minimum annual royalty of $500,000. EFT Assets Limited is owned by a number of persons, including Wendy Qin. Ms.Qin is the sister of Jack Jie Qin, the Company’s president. During the years ended March 31, 2015 and 2014, the royalties paid to EFT Assets Limited both were $500,000. In March 2015, Wendy Qin resigned her position as a director of EFT Assets Limited.

In March 2010, one of the Company’s subsidiaries, EFT International Ltd., entered into a consultancy agreement with JFL Capital Limited, a company in which Wendy Qin serves as a director and is one of the principal shareholders. Under this agreement, EFT International Ltd. engaged JFL Capital Limited to provide EFT International Ltd. consultancy services on administration, financial matters, corporate planning and business development commencing April 1, 2010, and the annual fee will be increased at the rate of $15,000 each year. The agreement may be terminated by either party on three months’ written notice. For the years ended March 31, 2015 and 2014, EFT International Ltd. paid JFL Capital Limited $375,000 and $360,000, respectively.

Until March 31, 2015, the Company rented office space for its satellite training center in Hong Kong. Until March 31, 2014, the lease was for 6,500 square feet with a monthly rental of $30,900. Beginning on April 1, 2014, the Company reduced the rented space to 1,150 square feet and the monthly rental was reduced to $10,735. The office was located at Langham Office Tower, 8 Argyle Street, Kowloon, Hong Kong SAR. The space that was subject to the lease is owned by a number of persons, including Wendy Qin, a director of EFT (HK) Ltd and the sister of Jack Jie Qin, the Company’s president. The lease for this space expired on March 31, 2015 and was then extended to June 24, 2015 with monthly rent increased to $15,319. During the years ended March 31, 2015 and 2014, the Company paid the lessor $223,711 and 371,134, respectively.

Note 8 – PREPAYMENT ON DEVELOPMENT IN PROGRESS

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

The Company alleges that without authorization by the Company, Thomas Chen, the former General Manager of EFT Investment, entered into two sets of purchase agreements on behalf of the Company in July 2011, one set with Meifu and the other set with TransGlobe. The agreements signed with Meifu were related to the purchase of the 8th -14th floors, 1 out of 2 units on the 7th floor and 79 parking spaces, while the agreements signed with TransGlobe were for the purchase of the 1st -6th floors, the other unit on the 7th floor and the remaining 65 parking spaces in the Taiwan Building. EFT Investment intended to retain one floor of the Taiwan Building for its own business operations and planned to sell the majority of the remaining floors.

The Company alleges that Thomas Chen had represented that potential buyers for individual floors were in place, and that execution of the agreements were necessary for securing an option to purchase the Taiwan Building. However, the Company has subsequently determined that there was no such option, preliminary or otherwise. The Company alleges that Thomas Chen had further represented that payment of deposits was necessary for EFT Investment to secure its right under the option to purchase the Taiwan building at some point in the future. The Company subsequently determined that this was not the case. Option payments of NTD600 million, approximately $20.8 million, were made during the year ended March 31, 2012.  EFT Investments chose not to exercise any option it may have had to purchase the building from Meifu and TransGlobe under the Taiwan Building Agreements and therefore suspended any future option payments to either company. EFT Investment determined not to exercise the option to purchase the Taiwan building due to the fact that it had reasons to suspect that Thomas Chen had breached his fiduciary duties and had, jointly with Meifu and TransGlobe, committed fraud and misrepresentation related to the transactions.

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

As required by U.S. GAAP, the Company performed an impairment analysis related to the prepayment on the development in progress asset and determined that the remaining book value of this asset should be impaired. An impairment of approximately $8,966,000 was recorded during the year ended March 31, 2014. Notwithstanding such impairments, the Company and its subsidiary EFT Investment have continued to vigorously pursue the recovery of the full value of the prepayment on the development in progress asset.

Note 9 - DECONSOLIDATION OF SUBSIDIARY – EXCALIBUR

On October 25, 2008, the Company through its wholly-owned subsidiary, EFT Investment, acquired a 48.81% equity interest in Excalibur International Marine Corporation (“Excalibur”) for $19,193,000. Between July 2008 and Feburary 2015, the Company made loans to Excalibur aggregating approximately $6.78 million, which bore interest at 8% per annum and were due from July 2014 to June 2015. The loans were primarily used by Excalibur to acquire its vessel, the Ocean La La, and to fund operating costs. Since the Company provided funding and exercised control over Excalibur, Excalibur was treated as a Subsidiary and its accounts were consolidated into the Group’s financial statements. Accordingly, these loans were not included in the Company’s consolidated financial statements.

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

As the acquisition of Excalibur’s shares 48.81% by EFT Investment was made after these two invalid share registrations in May and June 2007, the share registration regarding EFT Investment’s purchase of Excalibur’s shares was also cancelled.

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

In view of the loss of the Company’s shareholding right and the fact that the Company will not provide financial support to Excalibur in the future, Excalibur was deconsolidated from the Company’s consolidated accounts effective on October 1, 2014. The Company recognized a loss of $2,622,906 as a result of disposal of Excalibur in October 2014, which included gain from disposal of subsidiary of $7,042,255 and the write-off of intercompany loan receivables from Excalibur of $9,665,161.

The Company consolidated Excalibur based on a three-month lag with the Company’s reporting periods. All inter-company accounts and transactions were eliminated in consolidation. During the year ended March 31,2015, the financial statements of Excalibur were consolidated based on September 30, 2014 due to Excalibur’s deconsolidation from the Company effective on October 1, 2014. The following table provides a summary of balance sheet and statement of operations information for Excalibur, which is consolidated in the Company’s financial statements:

	September 30, 2014		December 31, 2013
	NTD*	USD	NTD*	USD
Total assets, net	-	-	8,244,403	275,827
Total liabilities, net	-	-	105,326,659	3,523,808
Net assets	-	-	(97,082,256)	(3,247,981)
48.81% ownership	-	-	(47,385,849)	(1,585,340)

	Nine Months Ended		Year Ended
	September 30, 2014		December 31, 2013
	NTD*	USD	NTD*	USD
Operating cost	1,105,876	36,605	11,744,081	394,691
Selling, general and administrative expenses	1,050,973	34,791	4,501,059	151,271
Interest income	(75)	(2)	(1,571)	(53)
Interest expense	2,595,465	85,914	19,788,313	665,042
Foreign exchange gain	(4,025,712)	(133,257)	(1,380,205)	(46,385)
Loss on disposal of fixed assets	89,626	2,967	(13,889,748)	(466,804)
Other income	-	-	(3,507,221)	(117,870)
Other loss	-	-	619,048	20,805
Net loss	816,153	27,018	17,873,756	600,697
48.81% ownership	398,364	13,187	8,724,180	293,200

 *NTD: New Taiwan Dollar

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

On March 12, 2011, CTX elected to convert the full principal amount of $5,000,000 and paid the Company in full all accrued and unpaid interest owing. Because CTX common stock was not listed on any of the American Stock Exchange, the OTC Bulletin Board or NASDAQ by February 28, 2011, the number of shares of common stock and warrants issued on conversion of the loan was increased by 25% to 10,593,220. The common stock of CTX is quoted on the Pink OTC market. On March 31, 2011, the closing market price of CTX common stock, as reported by NASDAQ, was $1.93. However, this company’s common stock is very thinly traded and, as reported by NASDAQ, a total of 174,487 common shares were traded during the year ended March 31, 2011 at an average price, based on reported closing prices, of $1.21 per share. Because of the lack of a sufficiently active market, the Company does not believe that quoted market prices for CTX’s common stock are a reliable indicator of fair value of the investment. Despite repeated inquires and requests to CTX for current financial information that would allow the Company to assess the recoverability of its investment, the Company has not been able to obtain any information to enable it to assess the fair value of this investment. Accordingly, management concluded that it would be prudent to conclude, in the absence of persuasive evidence to the contrary (and, in particular, in light of CTX’s refusal to provide the Company with any financial information), that the investment should be considered impaired and therefore the Company has recorded an impairment loss of $5,000,000 during the year ended March 31, 2011.

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

During the year ended March 31, 2015, the Company sold approximately 5 million shares of CTX for approximately $2.5 million less commissions and other fees and reported a gain of approximately $2.4 million in the accompanying consolidated statement of operations.

The Company intends to sell the remaining 5.6 million shares of CTX that it owns but there can be no assurance that it will be able to do so at favorable prices or at all.

Note 11 - OTHER LIABILITIES

Other liabilities consist of the following:

	March 31, 2015	March 31, 2014
Payroll liabilities	$46,289	$53,003
Warranty liabilities	2,025	2,593
Accrued expenses	384,135	375,786
Provision for tax, interest and penalties	5,438,335	5,295,033
Others	3,403	2,658
	$5,874,187	$5,729,073

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its limited warranty. Changes in the warranty liability for standard warranties which are included in current liabilities on the Company’s Consolidated Balance Sheets are presented in the following tables:

	March 31, 2015	March 31, 2014
Warranty liability as at beginning of period, current	$2,593	$5,005
Cost accrued	6,330	4,855
Service obligations honored	(6,898)	(7,267)
Warranty liability as at end of period, current	$2,025	$2,593

Note 12 - CONTINGENT LIABILITIES

In 2009, the Company’s subsidiary, Tianquan, engaged a general contractor to construct a water manufacturing plant for RMB 4,758,600 (US$766,000).  Upon completion, EFT inspected the plant and found several material construction defects, including, but not limited to, the fact that the contractor used inferior construction material, inconsistent construction plans and substandard insulation material. As a result, EFT conditioned its final construction payment to the contractor in the amount of RMB 698,896 (US$112,500) on the rectification of all construction defects. On March 22, 2012, the contractor brought a case against EFT in Baiquan People’s Court in Heilongjiang Province seeking approximately RMB 1,912,000 of purported outstanding payments under the contract and interest thereon.  On January 16, 2014, Tianquan received an unfavorable decision issued by Baiquan People’s Court in Heilongjiang Province awarding the contractor approximately RMB 1,326,916 (US$213,700) of purported outstanding payments under the contract and interest thereon.  The Company filed an appeal to Qiqihar intermediate People’s Court on January 27, 2014. On August 18, 2014, the Qiqihar Intermediate People’s Court issued a judgment rescinding the unfavorable decision issued by the Baiquan People’s Court and ordered the case to be reheard at the Baiquan People’s Court. On September 25, 2014, the Company received a favorable decision from Baiquan People’s Court as the court indicted that the company stamps affixed on all of the Contractor’s legal documents were fake. On November 5, 2014, the sub-contractor brought another civil case against Tianquan in the Baiquan People’s Court in Heilongjiang Province seeking RMB 1,823,787.91 of purported outstanding payments under the same contract and interest thereon. On December 8, 2014, Tianquan filed a civil lawsuit against sub-contractor for the compensation of material construction defects. The final resolutions of these two cases are now pending.

Note 13 – SHORT-TERM LOANS

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

The Company renewed coverage for the 2013-2014 period and received a loan in the amount of $571,200 from IFI to finance the directors’ and officers’ insurance premium bearing an interest rate of 3.60% per annum. The loan was repaid over a nine-month period beginning on December 15, 2013. The terms of the agreement allowed for the Company to make nine equal payments of $64,422 each.

The Company renewed coverage for the 2014-2015 period and received a new loan in the amount of $503,200 from IFI to finance the directors’ and officers’ insurance premium bearing an interest rate of 3.60% per annum. The loan is to be repaid over a nine-month period beginning on December 15, 2014. The terms of the agreement allow for the Company to make nine equal payments of $56,753 each.

Note 14 – WARRANTS

As of March 31, 2014, the Company’s subsidiary Digital Development Partners Inc. had 2,000,000 common stock warrants outstanding, and 330,665 Series A and 330,665 Series B warrants outstanding, which were accounted for as equity instruments. The 2,000,000 warrants expired on June 1, 2014 and permitted the holders to purchase one share of Digital’s common stock at an exercise price of $1.00 per share. The Series A and Series B warrants expired on September 30, 2014 and permitted the holders to purchase one share of Digital’s common stock at an exercise price of $1.00 per share and $1.25 per share, respectively. There were no warrants exercised in the years ended March 31, 2015 and 2014.

Note 15 - INCOME TAXES

The Company was incorporated in the United States and has operations in five tax jurisdictions - the United States, the Hong Kong Special Administrative Region (“HK SAR”), mainland China, Taiwan, and the BVI.

The Company generated substantially all of its net income from its BVI operations for the years ended March 31, 2015 and 2014. According to BVI tax law, this income is not subject to any taxes. The Company’s HK SAR subsidiaries are subject to a 16.5% profit tax based on its taxable net profit. EFT (HK) Ltd provides management service to a BVI subsidiary, and the BVI subsidiary reimburses EFT (HK) Ltd for its total operating expenses plus a 5% mark up, and the income is subject to a 16.5% profit tax. The deferred tax assets for the Company’s US operations were immaterial for the years ended March 31, 2015 and 2014.

The Company’s Taiwan subsidiary, EFTI, and its factory in mainland China are subject to a 17% and 25% standard enterprise income tax, respectively, based on its taxable net profit. These operations have incurred net accumulated operating losses for income tax purposes and management believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, it has provided full valuation allowance for the deferred tax assets arising from the losses as of March 31, 2015 and 2014.

The income tax expenses consist of the following:

	Year Ended March 31,
	2015	2014
Current:
Domestic	$6,672	$57
Foreign	2,097	14,492
Effect of IRS audits	-	3,546,761
Deferred	-	-
Income tax expenses	$8,769	$3,561,310

A reconciliation of income taxes, with the amounts computed by applying the statutory federal income tax rate of 37% to income before income taxes, is as follows:

	Year Ended March 31,
	2015	2014

Income tax at U.S. statutory rate	$(1,963,265)	$(6,091,998)
State tax	6,672	57
Deferred tax valuation allowance	1,958,132	6,071,227
Nondeductible expenses	5,133	20,771
Foreign subsidiaries Income tax	2,097	14,492
Effect of IRS audits	-	3,546,761
Income tax expenses	$8,769	$3,561,310

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

Income tax expense decreased to $8,769 for the year ended March 31, 2015 from approximately $3.6 million for the year ended March 31, 2014. As discussed above the IRS has revised its audit report of the Company’s returns for the years 2008 through 2010 and has reduced its proposed adjustments from $12.3 million to $4.5 million of additional tax liabilities for the years 2008 through 2010. The Company plans to continue to challenge most of the remaining proposed adjustments as set forth in the revised report and is in the process of appealing the proposed adjustments with the IRS.

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

Note 16 - COMMITMENTS

Lease commitment

The Company leases 3,367 square feet of space in California that serves as its principal executive offices. The lease expires in February 2018. The monthly rent for the fiscal year ended March 31, 2015 is $9,455. Future minimum lease payments under the lease are as follows:

Year Ending March 31,

2016	$113,838
2017	$118,390
2018	$112,497

The Company rents office space for its satellite training center in Hong Kong. The lease expired on March 31, 2015 with a monthly rental of $10,735 and was then extended to June 24, 2015 with monthly rent increased to $15,319. The Company has moved to a 1,100 square foot office with a two-year lease term expiring on June 23, 2017. Future minimum lease payments under the operating lease are as follows:

Year Ending March 31,

2016	$118,683
2017	$113,760

The Company rents storage space for its satellite training center in Hong Kong. The lease provides for monthly lease payments approximating $955 starting on January 4, 2013 until January 3, 2015, and $1,019 starting January 4, 2015 with expiration on January 3, 2017. Future minimum lease payments under the operating lease are as follows:

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

The Company also leases a 40,000 square meter property from Yongqin county of Baiquan, Heilongjiang Province, the PRC and constructed a bottled water factory there. The land is leased commencing on December 31, 2009 for a term of fifty years, with a yearly land use right’s fee of $3,865. Future minimum lease payments under the operating lease are as follows:

Year Ending March 31,

2016	$3,865
2017	$3,865
2018	$3,865
2019	$3,865
2020	$3,865
Thereafter	$150,735

Total rent expenses for the years ended March 31, 2015 were $370,271 and $555,747, respectively.

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

Pursuant to the terms of these agreements, EFT Investments made payments to secure an option to purchase an office building in Taiwan from Meifu Development Co., Ltd (“Meifu”) and TransGlobe Life Insurance Inc. (“TransGlobe”). EFT Investment did not exercise any option that it may have had to purchase the Taiwan building and subsequently suspended all future payments to both Meifu and TransGlobe. EFT Investments’ decision to not exercise its option to purchase the office building was due to the fact that it had reasons to suspect that the former General Manager of EFT Investment had breached his fiduciary duties and had, jointly with Meifu and TransGlobe committed fraud and misrepresentation related to the transactions (see Note 18).

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

The following tables provide the business segment information as of and for the years ended March 31, 2015 and 2014. Income tax allocations have been determined based on statutory rates in the applicable business segment.

	Year ended March 31, 2015
	Online	Beverage	Unallocated
	business	business	items	Total
Total revenues, net	$967,831	$-	$-	$967,831
Total cost of revenues	(356,680)	-	-	(356,680)
Gross profit	611,151	-	-	611,151
Operating expenses:
Selling, general and administrative expenses	2,125,387	218,151	2,861,585	5,205,123
Provision for inventory obsolescence	130,787	-	-	130,787
Royalty expenses	500,000	-	-	500,000
Total operating expenses	2,756,174	218,151	2,861,585	5,835,910
Net operating loss	(2,145,023)	(218,151)	(2,861,585)	(5,224,759)
Other income	161,990	4,725	2,353,268	2,519,983
Allocated income tax expense	(2,097)	-	(6,672)	(8,769)
Loss after income tax	(1,985,130)	(213,426)	(514,989)	(2,713,545)

Total long-lived assets	19,760	872,881	1,488	894,129

Additions to long-lived assets	-	-	-	-

	Year ended March 31, 2014
	Online	Beverage	Unallocated
	business	business	items	Total
Total revenues, net	$1,858,844	$7,834	$-	$1,866,678
Total cost of revenues	(594,182)	(8,017)	-	(602,199)
Gross profit/(loss)	1,264,662	(183)	-	1,264,479
Operating expenses:
Selling, general and administrative expenses	2,595,067	566,945	3,458,831	6,620,843
Provision for inventory obsolescence	888,320	-	-	888,320
Royalty expenses	500,000	-	-	500,000
Total operating expenses	3,983,387	566,945	3,458,831	8,009,163
Net operating loss	(2,718,725)	(567,128)	(3,458,831)	(6,744,684)
Other income/(expense)	268,272	3	(9,703,284)	(9,435,009)
Allocated income tax expense	(14,492)	-	(3,546,818)	(3,561,310)
Loss after income tax	(2,464,945)	(567,125)	(16,708,933)	(19,741,003)

Total long-lived assets	62,701	1,032,057	3,550	1,098,308

Additions to long-lived assets	1,517	-	5,091	6,608

Note 18 – LITIGATION

On October 1, 2010, EFT Investment Co. Ltd. (EFTI) filed a lawsuit against Hsiao Zhong-Xing, former general manager of Excalibur, and Lu Zhuo-Jun, former vice general manager of Excalibur, collectively "Defendants,” in the Taiwan Shihlin District Prosecutor’s Office. EFT Investment Co. Ltd. alleges, among other things, that Defendants committed the offences of capital forging, fraud, breach of trust, and document fabrication. On April 30, 2013, the Taiwan Shihlin District Court found that both Hsaio Zhong-Xing and Lu Zhuo-Jun were guilty of fraudulent increase of paid-up capital and dismissed all other charges. As a result, Hsiao Zhong-Xing received a six-month jail sentence and Lu Zhuo-Jun received a five-month jail sentence. Both of their jail sentences can be converted into a fine. On May 27, 2013, the Shihlin District Prosecutor filed an appeal in the Taiwan High court for reconsideration of the judgment entered by the District Court. On February 19, 2014, the Taiwan High Court sustained the District Court’s decision and found Hsaio Zhong-Xing guilty and sentenced him to a mandatory ten-month jail sentence; and found Lu Zhuo-Jun guilty and sentenced him to a mandatory eight-month jail sentence. This decision is final and confirmed. Based on the Taiwan Shihlin District Court’s judgment of fraudulent increase of paid-up capital, Excalibur filed a civil lawsuit against Hsiao Zhong-Xing, Lu Zhuo-Jun and Jiao Ren-He on January 7, 2014 for the unpaid capital amount of NTD 475,312,500. On January 13, 2015, being the largest creditor of Excalibur, EFT Investment Co. Ltd. filed a submission to the court to apply for joining the case and the court’s decision is pending. On April 14, 2015, Excalibur filed to the court to withdraw the case and the court approved.

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

Marinteknik Shipbuilders (S) Pte Ltd., a Singapore company, filed a lawsuit against Excalibur in the Taiwan Taichung District Court on July 9, 2009 for unpaid service fees and out-of-pocket expenses of NTD 8,050,832, equivalent to approximately $254,700. On August 20, 2009, the Taiwan Taipei district court froze Excalibur’s cash of $203,402 in response to the suit. The final resolution of this case is pending. However, a contingent liability for the restricted cash has been recorded. As EFT Investment Co. Ltd. is Excalibur’s largest creditor, in consideration of recovering the frozen cash, EFT Investment Co. Ltd. filed a submission to the court to apply for joining the case on January 13, 2015 and the court’s decision is pending.

On August 2, 2010, the Company commenced a legal proceeding against Marinteknik Shipbuilders (S) Pte Ltd. and six other persons in the High Court of the Republic of Singapore alleging fraud, misrepresentation, and deceit on the part of the defendants with respect to Excalibur’s purchase of the Ocean La La. The Company claims that the wrongful actions of the defendants resulted in damages of $19,000,000 to the Company. On December 11, 2012, the High Court issued a decision whereby it dismissed EFT’s actions against Marinteknik and Lim Lan Eng (Priscilla), a director of Marinteknik. On January 8, 2013, EFT filed an appeal against the decision made by the High Court. On November 29, 2013, the appellate court issued its order and sustained the High Court’s decision and awarded legal fees to the defendants. The Company has accrued a liability in the amount of $200,000 for the legal costs. The High Court dismissed the appeal by the Company, but criticized the defendants, stating that their actions were “wholly lacking in probity” and “likely also to have been unlawful”. After seeking further legal advice and balancing all factors, however, it was decided that commencing further legal proceedings on this matter is not beneficial to the commercial interests of the Company. The Company is waiting to hear the court’s decision on the amount of defendants’ legal costs EFT is obligated to bear.

In 2009, EFT’s subsidiary, Heilongjiang Tianquan Manor Soda Drinks Co. Ltd., engaged a general contractor, the “Contractor”, to construct a water manufacturing plant, the “Plant”, for RMB 4,758,600 (US$776,300). Upon completion, EFT inspected the Plant and found several material construction defects, including, but not limited to, the fact that the Contractor used inferior construction material, inconsistent construction plans and substandard insulation material. As a result, in 2010, EFT conditioned its final construction payment to the Contractor in the amount of RMB 698,896 (US$112,500) on the rectification of all construction defects. On March 22, 2012, the Contractor brought a case against EFT in Baiquan People’s Court in Heilongjiang Province seeking approximately RMB 1,912,000 of purported outstanding payments under the contract and interest thereon. On January 16, 2014, EFT’s subsidiary, Heilongjiang Tianquan Manor Soda Drinks Co. Ltd., received an unfavorable decision issued by Baiquan People’s Court in Heilongjiang Province awarding the contractor approximately RMB 1,326,916 of purported outstanding payments under the contract and interest thereon. The Company filed an appeal with the Qiqihar Intermediate People’s Court on January 27, 2014. On August 18, 2014, the Qiqihar Intermediate People’s Court issued a judgment rescinding the unfavorable decision issued by the Baiquan People’s Court and ordered the case to be reheard at the Baiquan People’s Court. On September 25, 2014, the Company received a favorable decision from Baiquan People’s Court as the court indicted that the company stamps affixed on all of the Contractor’s legal documents were fake. On November 5, 2014, the sub-contractor brought another civil case against Tianquan in the Baiquan People’s Court in Heilongjiang Province seeking RMB 1,823,787.91 of purported outstanding payments under the same contract and interest thereon. On December 8, 2014, Tianquan filed a civil lawsuit against sub-contractor for the compensation of material construction defects. The final resolutions of these two cases are now pending.

On August 8, 2012, the Company filed a complaint against Edward Carter, a former consultant, in the Superior Court of California, county of Los Angeles, in which the Company alleges, among other things, that Mr. Carter breached his consulting contract, fiduciary duty and committed fraud and misrepresentation in respect to the Company’s investment in CTX Virtual Technologies, Inc., “CTX”, as sponsored by Buckman, Buckman & Reid, Inc., “BB&R”, a financial consulting firm and placement agent. This matter was dismissed as part of a mutual settlement that was entered into between parties on or around February 25, 2015.

On January 28, 2013, EFTI filed a criminal complaint against Tom Peng a.k.a. Cheng Hao Peng (President of Meifu Development Co., Ltd., “Meifu”), Thomas Chen a.k.a. Hong Dong Chen (former General Manager and Director of EFTI), Steven Peng a.k.a. Tien Te Peng (Vice Chairman of Transglobe Life Insurance Inc., “Transglobe”), Xian Jue Liu (Chairman of Transglobe ), Shih Kuei Chang (General Manager of Meifu), Yi Feng Cheng (Real Estate Department Manager of Transglobe ) and Da Min Wu, an individual, collectively called “Defendants”, in the Taipei District Prosecutor’s Office. EFTI alleges, among other things, that Thomas Chen colluded with Tom Peng and other Defendants, and that Thomas Chen had made numerous misrepresentations to the Company and EFTI in connection with transactions related to a building in Taiwan, of which Meifu and Transglobe were developers. The Company also alleges that Thomas Chen breached his fiduciary duty, as the General Manager of EFTI, by binding EFTI in various agreements and making payments from EFTI to Meifu and Transglobe, which are named Defendants, and that the Defendants had committed violations of securities law, insurance law, corporation law and tax law, as well as money laundering, fraud and breach of trust.

On June 6, 2013, the Company filed a civil complaint in Los Angeles, California against Meifu Development Co., Ltd., Transglobe Life Insurance Inc. and certain individuals related to the purchase of the Taiwan Building. On January 27, 2014, the Company voluntarily dismissed the civil complaints without prejudice in Los Angeles, California, in return for a good faith settlement negotiation initiated by such defendants. However, due to a lack of good faith of the defendants in negotiation of a settlement, on May 30, 2014, the Company re-filed civil complaints against Meifu Development Co. Ltd., Transglobe Life Insurance, Inc., Tom Peng and Thomas Chen in the Los Angeles Supreme Court, alleging deceit, conversion, breach of fiduciary duty and other illegal acts against the Company. The final resolution of this case is pending.

On July 23, 2013, the Taipei District Prosecutor’s Office issued a non-indictment decision on charges of fraud against the Defendants, which the Company believes is unwarranted. The decision not to indict the Defendants was made despite the fact that the Taiwan Investigation Bureau, Ministry of Justice had confirmed that Thomas Chen, the former GM of EFTI, has received and/or has intended to receive secret profits from Tom Peng, who admitted his full control over Meifu and Transglobe. A report by the Taiwan Investigation Bureau, Ministry of Justice, further revealed, among other fraudulent activities, that Tom Peng and his son, Steven Peng, a.k.a. Tien Te Peng, were involved in illegal inter-company transactions and illegal related party transactions. Documents received by the Company through Court petition indicated that, on June 14, 2013, the Prosecutor in Taiwan, despite what the Company believes to have been ample evidence of illegality, instructed the Taiwan Investigation Bureau to halt all further investigations into EFTI’s criminal complaint prior to his written decision not to indict the Defendants. Subsequently, on August 22, 2013, EFTI completed the filing of the appeal with the Taiwan High Prosecutor’s Office for reconsideration of the non-indictment charges against the Defendants. This appeal was rejected on August 29, 2013, which the Company believes was not enough time for the Prosecutor’s Office to fully reconsider the appeal. On September 12, 2013, EFTI filed a final petition to the Taipei District Court for judgment of the decision made by the Taiwan High Prosecutor’s Office, but the petition was rejected on March 5, 2014. The Company is considering various legal options against the Defendants in Taiwan.

On November 27, 2013, a class action entitled Li, et al. v. EFT Holdings, Inc., et al. was filed on behalf of a putative class of all purchasers of one or more of the Company’s products against the Company and Jack Qin in the United States District Court for the Central District of California. A first amended complaint was filed on July 11, 2014. On October 10, 2014, the Court dismissed all class claims with prejudice. On November 19, 2014, the Court denied Plaintiffs’ Motion for Relief from the October 10, 2014 Order. On January 7, 2015, the Court entered an order dismissing Plaintiffs’ claims for breach of warranty with prejudice and all claims against Jack Qin without prejudice, and clarified that Plaintiff cannot seek disgorgement or state claims based on any stock-related fraud. On January 30, 2015, a second amended complaint was filed alleging individual claims for unfair competition, false advertising and fraud. The second amended complaint sought, among other things, restitution, compensatory and punitive damages and injunctive relief.  On April 29, 2015, the Court consolidated this action with the Wang, et al. v. EFT Holdings, Inc., et al. action.  On May 7, 2015, Plaintiffs voluntarily dismissed the claims of the individual plaintiffs without prejudice.

On November 27, 2013, a class action entitled Li, et al. v. Qin, et al. was filed on behalf of a putative class of all purchasers of the Company’s products against the Company and certain of its current and former officers and directors in the United States District Court for the Central District of California. A first amended complaint was filed on July 11, 2014. On October 10, 2014, the Court dismissed all class claims with prejudice. On November 19, 2014, the Court denied Plaintiffs’ Motion for Relief from the October 10, 2014 Order. On January 6, 2015, the Court entered an order dismissing Plaintiffs’ corporate waste and gift claims, and Plaintiffs’ Racketeer Influenced and Corrupt Organizations (RICO) Act claims based on alleged corporate looting and operation of a pump-and-dump scheme. The Court further dismissed Plaintiffs’ deception and common law fraud claims with respect to all defendants except the Company and Jack Qin. On January 30, 2015, a second amended complaint was filed alleging individual claims for operation of an endless chain scheme, deception and common law fraud, and RICO violations. The complaint sought, among other things, compensatory, treble and punitive damages.   On April 29, 2015, the Court consolidated this action with the Wang, et al. v. EFT Holdings, Inc., et al. action.  On May 7, 2015, Plaintiffs voluntarily dismissed the claims of the individual plaintiffs without prejudice.

On January 30, 2015, a class action entitled Wang, et al. v. EFT Holdings, Inc., et al. was filed on behalf of a putative class of all purchasers of the Company’s products against the Company and certain of its current and former officers and directors in the United States District Court for the Central District of California.  On April 14, 2015, Plaintiffs filed a first amended complaint.  On April 29, 2015, the Court consolidated this action with the Li, et al. v. Qin, et al. and Li, et al. v. EFT Holdings, Inc., et al. actions.  On May 7, 2015, Plaintiffs filed a motion for class certification, which is currently pending.  On May 11, 2015, Plaintiffs filed a second amended and consolidated complaint, alleging claims for operation of an endless chain scheme, deception and common law fraud, unfair completion, false advertising, and RICO violations.  On May 29, 2015, the Company filed a motion to dismiss and a motion to strike the class allegations from the second amended and consolidated complaint, which is currently pending.  The case is currently pending.  The Company believes that the claims asserted are without merit and intends to defend against them vigorously.

On December 6, 2013, the Company named George Curry (a former director and officer of the Company) as one of the defendants in the Superior Court of California, county of Los Angeles, with reference to the CTX investment transaction, in which the Company alleges, among other things, that Mr. Curry breached his fiduciary duty and committed fraud and misrepresentation in respect of the Company’s investment in CTX Virtual Technologies, Inc. (“CTXV”).

On April 18, 2014, George Curry filed a Notice of Removal for the action above to be brought in the District Court of Claifornia, Los Angeles (Western District). In the same action, he brought a counterclaim against EFT Holdings, Inc., Jack Qin and Pyng Soon and sought implied and equitable indemnity, declaratory relief and apportionment of fault. On or around December 11, 2014 George Curry filed a Motion for Summary Judgement against EFT and all other Cross Defendants in the matter. The Motion was heard on February 26, 2015, wherein the Court denied George Curry’s Motion. The final resolution of the entire matter is still pending..

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

On March 4, 2015, the Company filed a civil lawsuit in the United States District Court, Central District of California, against CTX, Buckman, Buckman & Reid, Cliff Rhee and Peter Lau alleging breach of covenant of good faith and fair dealing, breach of fiduciary duty, fraud, misrepresentation, concealment, negligent misrepresentation and negligence.

On April 14, 2015, Defendant CTX filed a Motion to Dismiss.  On May 28, 2015, the Court granted CTX’s motion, in part, with leave to amend.  The Company filed a First Amended Complaint on June 8, 2015, asserting causes of action for: (1) breach of covenant of good faith and fair dealing; (2) breach of fiduciary duty; (3) fraud-misrepresentation; and (4) fraud-concealment.  On June 24, 2015, CTX filed an answer to the First Amended Complaint.  Buckman, Buckman & Reid and Peter Lau filed an answer to the First Amended Complaint on July 9, 2015.

On April 14, 2015, Plaintiffs filed a first amended complaint.  On April 29, 2015, the Court consolidated this action with the Li, et al. v. Qin, et al. and Li, et al. v. EFT Holdings, Inc., et al. actions.  On May 11, 2015, Plaintiffs filed a second amended and consolidated complaint, alleging claims for operation of an endless chain scheme, deception and common law fraud, unfair completion, false advertising, and RICO violations.  On May 29, 2015, the Company filed a motion to dismiss and a motion to strike the class allegations from the second amended and consolidated complaint, which is currently pending.  The Company believes that the claims asserted are without merit and intends to defend against them vigorously.

On May 7, 2015, Plaintiffs voluntarily dismissed the claims of the individual plaintiffs without prejudice.

On June 4, 2015, the Superior Court of California, County of Los Angeles ruled that since the Company has its principal place of business in California, the matter is stayed to allow the Company time to file in the appropriate forum. The Court further ordered that Taiwan is a suitable forum for the Company’s complaint. An order to show cause is set for December 4, 2015.

Note 19 - SUBSEQUENT EVENTS

The Company has reviewed its subsequent events through the date these consolidated financial statements were issued and has determined that no material subsequent events have occurred through such date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of its principal executive officer and its principal financial officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective as of March 31, 2015.

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

The Company’s management conducted an assessment of the effectiveness of its internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s management concluded that its internal control over financial reporting as of March 31, 2015 was effective.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that have materially affected, or are likely to materially affect, its internal control over financial reporting during the year ended March 31, 2015.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists the names, ages, certain positions and offices held by the Company’s directors and named executive officers as of the date of this filing.

Name	Age	Title
Jack Jie Qin	55	President, chief executive officer, and a director
William E. Sluss	60	Principal financial and accounting officer
Visman Chow	60	Director
Norman Ko	51	Director
Pyng Soon	55	General counsel

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

Jack Jie Qin, William E. Sluss, Visman Chow, Norman Ko, and Pyng Soon have not filed any required forms under Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

The Company’s Board of Directors acts as its compensation committee. During the year ended March 31, 2015, all of the Company’s directors participated in deliberations concerning executive officer compensation.

During the year ended March 31, 2015, none of the Company’s directors were members of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of the Company’s directors or as a member of its compensation committee.

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

Summary Compensation Table

The following table shows, in summary form, the compensation received by (i) the Company’s Chief Executive and Principal Financial Officers and (ii) by each other executive officer who received compensation in excess of $100,000 during the two fiscal years ended March 31, 2015.

Name and Principal Position	Fiscal Year Ended March 31,	Salary(1)	Total(2)
Jack Jie Qin	2015	$50,000	$50,000
(Principal Executive Officer)	2014	$194,000	$194,000
Pyng Soon(3)	2015	$136,675	$136,675
(General Counsel)	2014	$156,200	$156,200
Bill Sluss (4)	2015	$115,933	$115,933
(Principal Financial Officer)	2014	$115,933	$115,933

(1)	The dollar value of base salary (cash and non-cash) earned and any bonus (cash and non-cash) earned.
(2)	To date, the Company has not adopted a stock option plan, a stock bonus plan or any other type of incentive plan. The Company has not issued any options to its executive officers, directors or employees or paid them other payments.
(3)	Pyng Soon was appointed as the general counsel of the Company in January 2009.
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

Compensation of Directors during Fiscal Year Ended March 31, 2015

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Visman Chow	$24,000	—	—	$24,000
Norman Ko	$48,000	—	—	$48,000

Each non-management director receives an annual fee of $24,000, with the Chairman of the Company’s Audit Committee receiving an additional $24,000. Mr. Norman Ko served as the chairman of the Company’s audit committee during the fiscal year ended March 31, 2015. The Company’s directors are also reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at director and committee meetings.

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

Report of the Board of Directors

The Board of Directors (which functions as the Compensation Committee) has reviewed and discussed the Compensation Discussion and Analysis with management. Based on that review and discussion, the Board has determined that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K for the year ended March 31, 2015.

The Board of Directors
Jack Jie Qin
Visman Chow
Norman Ko

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the beneficial ownership of the Company’s common stock as of March 31, 2015 by (i) each of its directors and executive officers, (ii) all directors and executive officers as a group and (iii) each owner of more than 5% of its common stock.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Paritz & Company P.A. audited the Company’s financial statements for the years ended March 31, 2015 and 2014. The following table shows the aggregate fees billed to the Company during the years ended March 31, 2015 and 2014, by Paritz & Company P.A.

	2015	2014
Audit Fees	$65,000	$65,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Audit fees represent amounts billed for professional services rendered for the audit of the Company’s annual financial statements and the review of its interim financial statements. Before Paritz & Company P.A. was engaged by the Company to render these services, the engagement was approved by the Company’s Board of Directors.

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

Date: July 14, 2015

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

Signature	Title	Date

/s/ Jack Jie Qin	Director and Principal	July 14, 2015
Jack Jie Qin	Executive Officer

/s/ William E. Sluss	Principal	July 14, 2015
William E. Sluss	Financial and Accounting Officer

/s/ Visman Chow
Visman Chow	Director	July 14, 2015

/s/ Norman Ko
Norman Ko	Director	July 14, 2015

Index to Exhibits

Exhibit No.:	Description:

3.1(1)	Articles of Incorporation of GRG, Inc. (now EFT Holdings, Inc.).

3.1.1(1)	Articles of Merger filed December 28, 2004 between HumWare Media Corporation, World Wide Golf Web, Inc. and GRG, Inc.

3.1.2(1)	Certificate of Amendment, effective November 7, 2007, to the Articles of Incorporation of HumWare Media Corporation

3.1.3(9)	Articles of Merger filed December 13, 2010 between QCSC, Inc. and EFT Biotech Holdings, Inc.

3.2(3)	By-laws

4.1(1)	Form of Common Stock Certificate

4.2(1)	Form of Warrant to purchase one share of Common Stock for a purchase price of $3.80 per share until the second anniversary date of the date of issuance

10.1(3)	Share Exchange Agreement, dated as of the 1st day of November, 2007, by and among EFT Holdings, Inc. (formerly HumWare Media Corporation), a Nevada corporation; certain EFT Shareholders and EFT BioTech Corporation, a Nevada corporation

10.2(2)	Subscription Agreement for Units in connection with the Registrant’s Regulation S Private Placement

10.3(3) +	Employment Agreement, dated May 10, 2008, between EFT BioTech Holdings, Inc. and Sharon Tang

10.4(5)	$500,000 Loan Agreement (the “Agreement”), dated November 24, 2008 , between the EFT Biotech Holdings, Inc. (as the lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the borrower).

10.5(5)	First Extension of $500,000 Loan, dated December 25, 2008

10.6(5)	Second Extension of $500,000 Loan, dated May 25, 2009

10.7(6)	$2,000,000 Loan Agreement and promissory note, dated September 23, 2008, between the EFT Biotech Holdings, Inc. (as the lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the borrower) (the “$2,000,000 Loan Agreement”)

10.8(5)	First Extension of $2,000,000 Loan Agreement, dated November 25, 2008

10.9(5)	Second Extension of $2,000,000 Loan Agreement, dated May 25, 2009

10.10(6)	$600,000 Loan Agreement, dated May 13, 2009, between the EFT Biotech Holdings, Inc. (as the lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the borrower) (the “600,000 Loan Agreement”).

10.11(6)	Addendum to $600,000 Loan Agreement, dated May 13, 2009, between the EFT Biotech Holdings, Inc. (as the lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the borrower).

10.12 (7)	$330,000 Loan Agreement, dated July 14, 2008, between EFT BioTechHoldings, Inc. (lender) and Yeuh-Chi Liu (borrower)

10.13 (7)	Addendum to $330,000 Loan Agreement, dated July 15, 2008, between BioTech Holdings, Inc. and Yeuh-Chi Liu

10.14 (7)	$1,567,000 Loan Agreement, dated July 25, 2008, between BioTech Holdings, Inc. (lender) and Yeuh-Chi Liu (borrower)

10.15(8)	Subscription agreement, dated June 30, 2008, between EFT BioTechHoldings, Inc. and Excalibur International Marine Corporation

10.16(8)	Third Extension of $2,000,000 Loan Agreement with Excalibur International Marine Corporation

10.17(8)	First Extension of the $600,000 Loan Agreement, dated November 13, 2010

10.18(8)	Extension of $500,000 loan with Excalibur International Marine Corporation

10.19(9)	Consultancy Agreement, dated March 31, 2010, between EFT International Limited and JFL Capital Limited

10.20(9)	Employment Agreement, dated January 1, 2009, between EFT Biotech Holdings Inc. and Jack Jie Qin

10.21(9)	Employment Agreement, dated January 1, 2009, between EFT Biotech Holdings Inc. and Pyng Soon

10.22(9)	English Translation of Form of Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park

10.23(9)	English Translation of Agreement Regarding the "Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park," dated May 31, 2011, among Jack Jie Qin, Meifu Development Co., Ltd. and EFT Investment Co., Ltd.

10.24(9)	English Translation of Agreement Regarding the "Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park," dated May 31, 2011, among Jack Jie Qin, TransGlobe Life Insurance Inc. and EFT Investment Co., Ltd.

10.25(9)	English Translation of Amendment Agreement to the "Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park," dated July 1, 2011, among Jack Jie Qin, Meifu Development Co., Ltd. and EFT Investment Co., Ltd.

10.26(9)	English Translation of Amendment Agreement to the "Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park," dated July 1, 2011, among Jack Jie Qin, TransGlobe Life Insurance Inc. and EFT Investment Co., Ltd.

14.1(3)	Code of Ethics

21.1(9)	List of Subsidiaries

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

101	The following materials from the EFT Holdings, Inc. Annual Report on Form 10-K for the year ended March 31, 2015, filed on July 14, 2015 formatted in Extensible Business Reporting Language (XBRL):
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

