Form 10-Q
period 2015-06-30
EFT Holdings, Inc.
filed 2015-08-19
CIK 1450973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2015

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

As of the latest practicable date, August 19, 2015, the registrant had 75,983,201 outstanding shares of common stock.

Cautionary Statement

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. The Company’s expectations are as of the date this Form 10-Q is filed, and the Company does not intend to update any of the forward-looking statements after the date this quarterly report on Form 10-Q is filed to conform these statements to actual results, unless required by law. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2015 as filed with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

EFT HOLDINGS, INC.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2015	March 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$2,004,788	$2,332,595
Securities available for sale	1,417,014	2,132,397
Inventories	260,287	303,848
Prepaid expenses	429,063	593,586
Other receivables	278,228	293,088
Total current assets	4,389,380	5,655,514

Property and equipment, net	840,458	894,129
Security deposit	373,237	360,203
Total assets	$5,603,075	$6,909,846
LIABILITIES AND EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$1,290,207	$1,073,795
Commission payable	3,695,168	3,785,004
Other liabilities	5,973,965	5,874,187
Unearned revenues	3,277,376	3,198,776
Short-term loan	113,001	281,240
Contingent liabilities	214,019	214,019
Total liabilities	14,563,736	14,427,021

Deficiency
EFT Holdings, Inc. stockholders' deficiency:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value, 4,975,000,000 shares authorized, 75,983,201 shares issued and outstanding at June 30, 2015 and March 31, 2015	760	760
Additional paid in capital	52,854,891	52,854,891
Retained deficit	(61,735,504)	(60,304,126)
Accumulated other comprehensive loss	(29,066)	(19,178)
Total EFT Holdings, Inc. stockholders’ deficiency	(8,908,919)	(7,467,653)
Non-controlling interest	(51,742)	(49,522)
Total deficiency	(8,960,661)	(7,517,175)
Total liabilities and deficiency	$5,603,075	$6,909,846

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	June 30, 2015	June 30, 2014

Sales revenues, net	$76,316	$229,573
Shipping charges	24,051	68,405
Total revenues, net	100,367	297,978

Cost of sales	48,068	78,349
Shipping costs	175	5,303
Total cost of revenues	48,243	83,652
Gross profit	52,124	214,326
Operating expenses:
Selling, general and administrative expenses	1,345,197	1,742,219
Provision for inventory obsolescence	6,409	56,976
Royalty expenses - related party	125,000	21,798
Total operating expenses	1,476,606	1,820,993
Operating loss	(1,424,482)	(1,606,667)
Other income/(expense)
Interest income	20,739	51,027
Interest expense	(42,913)	(31,696)
Gain/(loss) on disposal of securities available for sale (includes $9,060 and $8,562 accumulated other comprehensive income/(loss) reclassifications for unrealized net gains on securities available for sale for three months ended June 30, 2015 and 2014, respectively)	(3,592)	16,172
Dividend income	-	4,305
Foreign exchange loss	(408)	(195)
Other income	17,057	29,813
Gain on sales of long-term investment	-	984,722
Total other income/(expense)	(9,117)	1,054,148

Loss from continuing operations before income taxes	(1,433,599)	(552,519)
Income taxes	-	-
Loss from continuing operations	(1,433,599)	(552,519)
Discontinued operations
Income from operation of Excalibur	-	31,914
Total income from discontinued operations	-	31,914
Net loss	(1,433,599)	(520,605)
Loss (income) from non-controlling interest	2,221	(14,192)
Net loss attributable to EFT Holdings, Inc.	$(1,431,378)	$(534,797)

Net loss per share – continuing operations
Basic and diluted	$(0.02)	$(0.01)

Net income per share – discontinued operations
Basic and diluted	$-	$-

Net loss per common share attributable to EFT
Holdings, Inc.
Basic and diluted	$(0.02)	$(0.01)
Weighted average common shares outstanding
Basic and diluted	75,983,201	75,983,201

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Comprehensive Losses

(Unaudited)

	Three Months Ended
	June 30, 2015	June 30, 2014

Net loss	$(1,433,599)	$(520,605)
Other comprehensive income/(loss)
Foreign currency translation adjustment	3,990	16,680
Unrealized income/(loss) on securities available for sale	(13,877)	15,687
Comprehensive loss	(1,443,486)	(488,238)
Less: Comprehensive income/(loss) attributable to non-controlling interests	(2,220)	25,805
Comprehensive loss attributable to EFT Holdings, Inc.	$(1,441,266)	$(514,043)

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net loss from continuing operations	$(1,433,599)	$(552,519)
Net income from discontinued operations	-	31,914
Net loss	(1,433,599)	(520,605)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	42,259	49,864
(Gain)/loss from securities available for sale	3,592	(16,172)
Provision for inventory obsolescence	6,409	56,976
(Gain)/loss on disposal of fixed assets	11,432	(2,282)
Changes in operating assets and liabilities:
Inventories	37,151	50,403
Prepaid expenses	155,477	205,023
Other receivables	6,669	16,992
Accounts receivable	8,719	157,503
Accounts payable	216,412	(169,658)
Commission payable	(89,836)	(43,176)
Other liabilities	99,337	757,780
Unearned revenues	78,600	(56,310)
Net cash provided by/(used in) continuing operations	(857,378)	486,338
Net cash provided by discontinued operations	-	44,938
Net cash provided by/(used in) operating activities	(857,378)	531,276

Cash flows from investing activities:
Additions to fixed assets	-	(387)
Proceeds from disposal of fixed assets	-	17,678
Purchase of securities available for sale	-	(522,873)
Proceeds from available for sale securities	697,916	2,070,417
Net cash provided by continuing operations	697,916	1,564,835
Net cash provided by discontinued operations	-	-
Net cash provided by investing activities	697,916	1,564,835

Cash flows from financing activities:
Repayment of short-term loan	(168,239)	(190,974)
Net cash used in continuing operations	(168,239)	(190,974)
Net cash provided by discontinued operations	-	-
Net cash used in financing activities	(168,239)	(190,974)

Effect of exchange rate changes on cash	(106)	9,564

Net increase/(decrease) in cash	(327,807)	1,914,701
Cash, beginning of period	2,332,595	1,770,206
Cash, end of period	$2,004,788	$3,684,907

Supplemental disclosures of cash flow information:
Interest paid in cash	$2,021	$2,294

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

Note 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $10,174,356 and an accumulated deficit of $61,735,504 as of June 30, 2015, and it reported net losses and did not generate cash from operations for the past two years. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital from external sources in order to continue the long-term efforts contemplated under its business plan. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

 Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2015 and the results of operations and cash flows for the periods ended June 30, 2015 and 2014. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended June 30, 2015 are not necessarily indicative of the results to be expected for any subsequent periods or for the year ending March 31, 2016. The balance sheet at March 31, 2015 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended March 31, 2015 as included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2015.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned except for Digital Development Partners, Inc., “Digital”, which is 91.74% owned by the Company. All material intercompany transactions and balances have been eliminated.

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

The significant accounting policies used in preparation of these consolidated financial statements for the three months ended June 30, 2015 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended March 31, 2015.

Recent accounting pronouncements

There are no new accounting pronouncements adopted or enacted during the three months ended June 30, 2015 that had, or are expected to have, a material impact on the Company’s financial statements.

Note 4 – SECURITIES AVAILABLE FOR SALE

Securities available for sale consist of the following:

	June 30, 2015
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Duration (1)
Corporate bonds	$866,595	$295	$(13,191)	$853,699	4.53
Corporate notes	567,263	-	(3,948)	563,315	2.82
Total debt securities	$1,433,858	$295	$(17,139)	$1,417,014

	March 31, 2015
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Duration (1)
Corporate bonds	$1,568,102	$13,350	$(5,245)	$1,576,207	4.79
Corporate notes	567,261	-	(11,071)	556,190	3.07
Total debt securities	$2,135,363	$13,350	$(16,316)	$2,132,397

(1)	Average remaining duration to maturity, in years

All securities were classified as available for sale as of each date presented.

The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, as of June 30, 2015:

	Less than 1 year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Loss
Corporate bonds	$-	$-	$723,980	$(13,191)	$723,980	$(13,191)
Corporate notes	-	-	563,315	(3,948)	563,315	(3,948)
Total debt securities	$-	$-	$1,287,295	$(17,139)	$1,287,295	$(17,139)

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

There were 22 securities in an unrealized loss position at June 30, 2015, Management does not intend to sell any of the securities classified as available for sale which have unrealized losses and believes that it is not likely that the Company will have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased and are not the result of deteriorated credit quality. The fair value is expected to recover as the bonds approach their maturity or re-pricing date or if market yields for such investments decline. Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.

Investment securities with a book value of $701,508 were sold during the three months ended June 30, 2015. The Company recognized a loss of $3,592 on the sale of those securities.

Note 5 – INVENTORIES

The components of inventories were as follows:

	June 30, 2015	March 31, 2015
Raw materials and supplies	$42,302	$42,302
Finished goods	217,985	261,546
	$260,287	$303,848

Note 6 - LOANS TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The Company uses the “EFT” name, a trademark owned and licensed to it by EFT Assets Limited, a Company that Wendy Qin, a director of EFT International Ltd., served as a director until March 2015. The Company is required to pay an annual royalty to EFT Assets equal to a percentage of its gross sales for the previous fiscal year. The percentage is 5% for the first $30 million in gross sales, 4% for the $10 million in gross sales in excess of $30 million, 3% for the $10 million in gross sales in excess of $40 million; 2% for the $10 million in gross sales in excess of $50 million; and 1% for the $10 million in gross sales in excess of $60 million, with a minimum annual royalty of $500,000. EFT Assets Limited is owned by a number of persons, including Wendy Qin. Ms. Qin is the sister of Jack Jie Qin, the Company’s president. In March 2015, Wendy Qin resigned her position as a director of EFT Assets Ltd. During the three months ended ended June 30, 2015 and 2014, the royalties payable to EFT Assets Limited were $125,000 and $21,798, respectively.

In March 2010, one of the Company’s subsidiaries, EFT International Ltd., entered into a consultancy agreement with JFL Capital Limited, a company in which Wendy Qin serves as a director and is one of the principal shareholders. Under this agreement, EFT International Ltd. engaged JFL Capital Limited to provide EFT International Ltd. consultancy services on administration, financial matters, corporate planning and business development commencing April 1, 2010, and the annual fee will be increased at the rate of $15,000 each year. The agreement may be terminated by either party on three months’ written notice. For the three months ended June 30, 2015 and 2014, EFT International Ltd. paid JFL Capital Limited $97,500 and $93,750, respectively.

Until June 24, 2015, the Company rented 2,500 square feet of office space for its satellite training center in Hong Kong.  The office was located at Langham Office Tower, 8 Argyle Street, Kowloon, Hong Kong SAR.  The space that was subject to the lease is owned by a number of persons, including Wendy Qin, a director of EFT (HK) Ltd and the sister of Jack Jie Qin, the Company’s president.  Until March 31, 2014, the lease was for 6,500 square feet with a monthly rental of $30,900. On May 1, 2014, the Company reduced the rented space to 4,356 square feet in an effort to reduce the Company’s costs and the monthly rental was reduced to $23,972. On November 1, 2014, the Company further reduced the rented space to 2,500 square feet and the monthly rental was reduced to $10,735. Beginning on April 1, 2015 through June 24, 2015, the monthly rent for the 2,500 square feet of rented space increased to $15,319. During the three months ended June 30, 2015 and 2014, the Company paid the lessor $42,893 and $77,419, respectively, in rent.

Note 7 - DECONSOLIDATION OF SUBSIDIARY – EXCALIBUR

On October 25, 2008, the Company through its wholly-owned subsidiary, EFT Investment, acquired a 48.81% equity interest in Excalibur International Marine Corporation (“Excalibur”) for $19,193,000. Between July 2008 and February 2015, the Company made loans to Excalibur aggregating approximately $6.78 million, which bore interest at 8% per annum and were due from July 2014 to June 2015. The Company initially loaned funds to Excalibur in July 2008 and subsequently has continued to provide Excalibur with loans to fund its operations. Since the Company provided funding and exercised control over Excalibur, Excalibur was treated as a subsidiary and its accounts were consolidated into the Group’s financial statements. Accordingly, these loans were eliminated in the Company’s consolidated financial statements.

On October 3, 2014, the Ministry of Economic Affairs of Taiwan issued a letter to the Company stating that the registrations for the issuance of shares of Excalibur on May 16 and June 15, 2007 by Lu Zhuo-Jun were judged to be false by the Taiwan High Court. Therefore, these two registrations were cancelled and all subsequent registrations that followed based upon the untrue basis of the two false share registrations were cancelled as well.

As the acquisition of 48.81% of Excalibur’s shares by EFT Investment was made after these two invalid share registrations in May and June 2007, the share registration regarding EFT Investment’s purchase of Excalibur’s shares was also cancelled.

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

Note 8- INVESTMENT IN CTX VIRTUAL TECHNOLOGIES

CTX Virtual Technologies, Inc. (“CTX”) (Pink Sheets: CTXV) is a technology company that manufactures and distributes mobile telecommunication, IT data management, virtual imaging and mobile data input accessories.

The Company currently owns 5,626,914 shares of common stock of CTX. The original investment of $5,000,000 for 10,593,220 shares of CTX common stock was recorded as a long-term investment carried on the cost method. Although the Company appeared at the time of the investment to hold a majority of the common stock outstanding, CTX also had outstanding classes of preferred stock that had super-majority voting rights. As a result, EFT does not control CTX. During the year ended March 31, 2011, the Company recorded a full impairment of the investment, bringing its carrying value to zero.

During the three months ended June 30, 2014, the Company sold approximately 2 million shares of its holdings in CTX for approximately $1.0 million less commissions and other fees and reported a gain of approximately $985,000 in the accompanying consolidated statement of operations.

The Company intends to sell the remaining 5.6 million shares of CTX but there can be no assurance that it will be able to do so.

Note 9 - OTHER LIABILITIES

Other liabilities consist of the following:

	June 30, 2015	March 31, 2015
Payroll liabilities	$46,289	$46,289
Warranty liabilities	1,500	2,025
Accrued expenses	443,557	384,135
Provision for tax	5,479,227	5,438,335
Others	3,392	3,403
	$5,973,965	$5,874,187

Note 10 - CONTINGENT LIABILITIES

In 2009, the Company’s subsidiary, Tianquan, engaged a general contractor to construct a water manufacturing plant for RMB 4,758,600 (US$766,000). Upon completion, EFT inspected the plant and found several material construction defects, including, but not limited to, the fact that the contractor used inferior construction material, inconsistent construction plans and substandard insulation material. As a result, EFT conditioned its final construction payment to the contractor in the amount of RMB 698,896 (US$112,500) on the rectification of all construction defects. On March 22, 2012, the contractor brought a case against EFT in Baiquan People’s Court in Heilongjiang Province seeking approximately RMB 1,912,000 (US$308,400) of purported outstanding payments under the contract and interest thereon. On January 16, 2014, Tianquan received an unfavorable decision issued by Baiquan People’s Court in Heilongjiang Province awarding the contractor approximately RMB 1,326,916 (US$213,700) of purported outstanding payments under the contract and interest thereon. The Company filed an appeal with Qiqihar Intermediate People’s Court on January 27, 2014. On August 18, 2014, the Qiqihar Intermediate People’s Court issued a judgment rescinding the unfavorable decision issued by the Baiquan People’s Court and ordered the case to be reheard at the Baiquan People’s Court. On September 25, 2014, the Company received a favorable decision from Baiquan People’s Court as the court indicated that the company stamps affixed on all of the contractor’s legal documents were fake. On November 5, 2014, the sub-contractor brought another civil case against Tianquan in the Baiquan People’s Court in Heilongjiang Province seeking RMB 1,823,787.91 (US$294,200) of purported outstanding payments under the same contract and interest thereon. On December 8, 2014, Tianquan filed a civil lawsuit against the sub-contractor for compensation for material construction defects. The final resolutions of these two cases are now pending.

Note 11 – SHORT-TERM LOAN

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

Note 12 – WARRANTS

As of March 31, 2014, the Company’s subsidiary Digital had 2,000,000 common stock warrants outstanding and 330,665 Series A warrants and 330,665 Series B warrants outstanding, which were accounted for as equity instruments. The 2,000,000 common stock warrants expired on June 1, 2014 and permitted the holders to purchase one share of Digital’s common stock at an exercise price of $1.00 per share. The Series A warrants and Series B warrants expired on September 30, 2014 and permitted the holders to purchase one share of Digital’s common stock at an exercise price of $1.00 per share and $1.25 per share, respectively. There were no warrants exercised in the three months ended June 30, 2014 and 2015.

Note 13 - INCOME TAXES

The Company was incorporated in the United States and has operations in five tax jurisdictions - the United States, the Hong Kong Special Administrative Region, “HK SAR”, mainland China, Taiwan, and the BVI.

The Company generated substantially all of its net income from its BVI operations for the three months ended June 30, 2015 and 2014. According to BVI tax law, this income is not subject to any taxes. The Company’s HK SAR subsidiaries are subject to a 16.5% profit tax based on its taxable net profit. EFT (HK) Ltd provides management service to a BVI subsidiary, and the BVI subsidiary reimburses EFT (HK) Ltd for its total operating expenses plus a 5% mark up, and the income is subject to a 16.5% profit tax. The deferred tax assets for the Company’s US operations were immaterial for the three months ended June 30, 2015 and 2014.

The Company’s Taiwan subsidiary, EFTI, and its factory in mainland China are subject to a 17% and 25% standard enterprise income tax, respectively, based on its taxable net profit. These operations have incurred net accumulated operating losses for income tax purposes and management believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, it has provided full valuation allowance for the deferred tax assets arising from the losses as of June 30, 2015 and 2014.

The income tax expenses consist of the following:

Three Months Ended June 30,
	2015	2014
Current:
Domestic	$-	$-
Foreign	-	-
Deferred	-	-
Income tax expenses	$-	$-

A reconciliation of income taxes, with the amounts computed by applying the statutory federal income tax rate, 37% for the three months ended June 30, 2015 and 2014, to income before income taxes for the three months ended June 30, 2015 and 2014, is as follows:

	Three Months Ended June 30,
	2015	2014
Income tax credit at U.S. statutory rate	$(529,610)	$(197,875)
Deferred tax valuation allowance	528,747	196,402
Nondeductible expenses	863	1,473
Income tax expenses	$-	$-

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations by tax authorities for tax years before the year ended March 31, 2007.

The Company has not provided deferred taxes on unremitted earnings attributable to international companies that have been considered to be reinvested indefinitely. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested. In accordance with ASC Topic 740, interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of operations.

In December 2013, the IRS concluded its audit of the Company’s returns for the years 2007 through 2010 and issued an examination report that proposed adjustments of $12.3 million of additional tax liabilities for the years 2008 through 2010. As a result of this report, the Company increased its income tax provision to $8.6 million during the quarter ended December 31, 2014. Even though the Company increased its income tax provision as a result of this report, the Company continued to challenge the IRS findings.

After receiving further information from the Company subsequent to the issuance of its original report, the IRS has revised its audit report of the Company’s returns for the years 2008 through 2010 and has reduced its proposed adjustments from $12.3 million to $4.5 million of additional tax liabilities for the years 2008 through 2010. Accordingly, the Company has revised its provision for income taxes and has reversed $4.1 million of the provision recorded previously.

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

Note 14 – SEGMENT INFORMATION

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

The following tables provide the business segment information as of and for the three months ended June 30, 2015 and 2014. Income tax allocations have been determined based on statutory rates in the applicable business segment.

	Three months ended June 30, 2015
	Online	Beverage	Unallocated
	business	business	items	Total
Total revenues, net	$100,367	$-	$-	$100,367
Total cost of revenues	(48,243)	-	-	(48,243)
Gross profit	52,124	-	-	52,124
Operating expenses:
Selling, general and administrative expenses	449,386	46,514	849,297	1,345,197
Provision for inventory obsolescence	6,409	-	-	6,409
Royalty expenses	125,000	-	-	125,000
Total operating expenses	580,795	46,514	849,297	1,476,606
Net operating loss	(528,671)	(46,514)	(849,297)	(1,424,482)
Other income/(expense)	26,505	-	(35,622)	(9,117)
Allocated income tax expense	-	-	-	-
Loss after income tax	(502,166)	(46,514)	(884,919)	(1,433,599)

Total long-lived assets	2,640	836,722	1,096	840,458

Additions to long-lived assets	-	-	-	-

	Three months ended June 30, 2014
	Online	Beverage	Unallocated
	business	business	items	Total
Total revenues, net	$297,978	$-	$-	$297,978
Total cost of revenues	(83,652)	-	-	(83,652)
Gross profit	214,326	-	-	214,326
Operating expenses:
Selling, general and administrative expenses	378,405	59,124	1,304,690	1,742,219
Provision for inventory obsolescence	56,976	-	-	56,976
Royalty expenses	21,798	-	-	21,798
Total operating expenses	457,179	59,124	1,304,690	1,820,993
Net operating loss	(242,853)	(59,124)	(1,304,690)	(1,606,667)
Other income	102,142	5,342	946,664	1,054,148
Allocated income tax expense	-	-	-	-
Loss after income tax	(140,711)	(53,782)	(358,026)	(552,519)

Total long-lived assets	50,213	984,371	263	1,034,847

Additions to long-lived assets	387	-	-	387

Note 15 – LITIGATION

On October 1, 2010, EFT Investment Co. Ltd. (EFTI) filed a lawsuit against Hsiao Zhong-Xing, former general manager of Excalibur, and Lu Zhuo-Jun, former vice general manager of Excalibur, collectively "Defendants,” in the Taiwan Shihlin District Prosecutor’s Office. EFTI alleges, among other things, that Defendants committed the offences of capital forging, fraud, breach of trust, and document fabrication. On April 30, 2013, the Taiwan Shihlin District Court found that both Hsaio Zhong-Xing and Lu Zhuo-Jun were guilty of fraudulent increase of paid-up capital and dismissed all other charges. As a result, Hsiao Zhong-Xing received a six-month jail sentence and Lu Zhuo-Jun received a five-month jail sentence. Both of their jail sentences can be converted into a fine. On May 27, 2013, the Shihlin District Prosecutor filed an appeal in the Taiwan High court for reconsideration of the judgment entered by the District Court. On February 19, 2014, the Taiwan High Court sustained the District Court’s decision and found Hsaio Zhong-Xing guilty and sentenced him to a mandatory ten-month jail sentence; and found Lu Zhuo-Jun guilty and sentenced him to a mandatory eight-month jail sentence. This decision is final and confirmed. Based on the Taiwan Shihlin District Court’s judgment of fraudulent increase of paid-up capital, Excalibur filed a civil lawsuit against Hsiao Zhong-Xing, Lu Zhuo-Jun and Jiao Ren-He on January 7, 2014 for the unpaid capital amount of NTD 475,312,500. On January 13, 2015, being the largest creditor of Excalibur, EFTI filed a submission to the court to apply to join the case and the court’s decision is pending. On April 14, 2015, Excalibur filed with the court to withdraw the case and the court approved.

EFTI filed a civil lawsuit against Jiao Ren-Ho, Chang Hui-Ying, Hsiao Zhong-Xing, and Lu Zhuo-Jun, collectively “Defendants,” in the Taiwan Shihlin District court on February 12, 2010. EFTI alleges Defendants committed tortious acts, including but not limited to the offences of capital forging, fraud, breach of trust and document fabrication. The Shihlin District Court found in favor of all Defendants in the case. EFT filed an appeal in the appellate court for reconsideration of the judgment entered by the District Court. The appellate court remanded the case to District Court for the second review and the District Court found in favor of all defendants for the second time. EFT therefore filed a second appeal in the appellate court for reconsideration of the judgment entered by the District Court. The final resolution of this case is pending.

Marinteknik Shipbuilders (S) Pte Ltd., a Singapore company, filed a lawsuit against Excalibur in the Taiwan Taichung District Court on July 9, 2009 for unpaid service fees and out-of-pocket expenses of NTD 8,050,832, equivalent to approximately $254,700. On August 20, 2009, the Taiwan Taipei district court froze Excalibur’s cash of $203,402 in response to the suit. The final resolution of this case is pending. However, a contingent liability for the restricted cash has been recorded. As EFTI is Excalibur’s largest creditor, in consideration of recovering the frozen cash, EFTI filed a submission to the court to apply to join the case on January 13, 2015 and the court’s decision is pending.

On August 2, 2010, the Company commenced a legal proceeding against Marinteknik Shipbuilders (S) Pte Ltd. and six other persons in the High Court of the Republic of Singapore alleging fraud, misrepresentation, and deceit on the part of the defendants with respect to Excalibur’s purchase of the Ocean La La. The Company claims that the wrongful actions of the defendants resulted in damages of $19,000,000 to the Company. On December 11, 2012, the High Court issued a decision whereby it dismissed EFT’s actions against Marinteknik and Lim Lan Eng (Priscilla), a director of Marinteknik. On January 8, 2013, EFT filed an appeal against the decision made by the High Court. On November 29, 2013, the appellate court issued its order and sustained the High Court’s decision and awarded legal fees to the defendants. The Company has accrued a liability in the amount of $200,000 for the legal costs. The High Court dismissed the appeal by the Company, but criticized the defendants, stating that their actions were “wholly lacking in probity” and “likely also to have been unlawful”. After seeking further legal advice and balancing all factors, however, it was decided that commencing further legal proceedings on this matter is not beneficial to the commercial interests of the Company. The Company is waiting to hear the court’s decision on the amount of defendants’ legal costs it is obligated to bear.

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

On August 8, 2012, the Company filed a complaint against Edward Carter, a former consultant, in the Superior Court of California, county of Los Angeles, in which the Company alleges, among other things, that Mr. Carter breached his consulting contract, fiduciary duty and committed fraud and misrepresentation in respect to the Company’s investment in CTX Virtual Technologies, Inc., “CTX”, as sponsored by Buckman, Buckman & Reid, Inc., “BB&R”, a financial consulting firm and placement agent. This matter was dismissed as part of a mutual settlement that was entered into between the parties on or around February 25, 2015.

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

On January 30, 2015, a class action entitled Wang, et al. v. EFT Holdings, Inc., et al. was filed on behalf of a putative class of all purchasers of the Company’s products against the Company and certain of its current and former officers and directors in the United States District Court for the Central District of California.  On April 14, 2015, Plaintiffs filed a first amended complaint.  On April 29, 2015, the Court consolidate this action with the Li, et al. v. Qin, et al. and Li, et al. v. EFT Holdings, Inc., et al. actions.  On May 7, 2015, Plaintiffs filed a motion for class certification, which is currently pending.  On May 11, 2015, Plaintiffs filed a second amended and consolidated complaint, alleging claims for operation of an endless chain scheme, deception and common law fraud, unfair competition, false advertising, and RICO violations.  On May 29, 2015, the Company filed a motion to dismiss and a motion to strike the class allegations from the second amended and consolidated complaint.. On July 21, 2015, the Court entered an order dismissing Plaintiffs’ RICO claims with prejudice. The Court further dismissed Plaintiffs’ state law claims for operation of an endless chain scheme, deception and common law fraud, unfair competition and false advertising with respect to all defendants except the Company and Jack Qin. On July 28, 2015, the Court granted in part the Company’s motion to strike, deeming certain of Plaintiffs’ counsel inadequate to represent the class. On August 11, 2015, a third amended and consolidated complaint was filed alleging claims for operation of an endless chain scheme, deception and common law fraud, false advertising and unfair competition. The complaint seeks, among other things, compensatory and punitive damages. This case is currently pending. The Company believes that the claims asserted are without merit and intends to defend against them vigorously.

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

On April 18, 2014, George Curry filed a Notice of Removal for the above action to be brought in the District Court of California, Los Angeles (Western District). In the same action, he brought a counterclaim against EFT Holdings, Inc., Jack Qin and Pyng Soon and sought implied and equitable indemnity, declaratory relief and apportionment of fault. On or around December 11, 2014, George Curry filed a motion for summary judgment against EFT and all other cross-defendants in the matter. The motion was heard on February 26, 2015, wherein the Court denied George Curry’s motion. The final resolution of the entire matter is still pending.

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

On June 22, 2015, a complaint entitled Greenstone Holdings, Inc. v. EFT Holdings, Inc., et al. was filed in the United States District Court for the Central District of California, asserting a claim for express indemnity against the Company. The Company believes that the claim asserted is without merit and intends to defend against it vigorously.

Note 16 - SUBSEQUENT EVENTS

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

The Company generally does not have a return policy but it does provide a warranty for its products. The specific warranty terms and conditions depend upon the product sold, but generally include replacement of defective products, but no refunds, during the six-month period following a sale. Historically, the Company’s warranty expenses have not been material.

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

From 2009 through 2012, the Company constructed a factory and water plant to produce bottled natural soda water in Baiquan, Heilongjiang Province, China. The bottled water factory is fully constructed and all manufacturing equipment has been purchased. After obtaining all the required licenses and passing ISO22000 requirements, the factory started production in April 2013, but production was suspended because Tianquan was sued by a contractor who constructed the water plant. The production is expected to resume when the lawsuit is completed.

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

As of August 6, 2015, the Company had 1,258,918 registered Affiliates, most of which were located in China and Hong Kong. For the three months ended June 30, 2015 and 2014, the Company did not have any sales activities in the United States. None of the Company’s Affiliates account for a significant portion of its business.

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

On April 1, 2012, the Company assigned network access rights to ToByTo Limited, “ToByTo”, a third-party company. The network access rights to ToByTo Limited include the right to access EFT’s Affiliate database for ToByTo’s marketing campaign, and provides access to EFT’s e-money system to facilitate sales activities. ToByTo, in return, compensates EFT by paying access fees in an amount equal to 10% of the respective enrollment fee of every Affiliate who enters the ToByTo e-phone program or another agreed upon amount. During the three months ended June 30, 2015, the Company agreed to waive the access fees in lieu of ToByTo agreeing to purchase a portion of the Company’s overstocked inventory.

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

On April 1, 2012, the Company assigned network access rights to eZGT Limited, a third party. The network access rights to eZGT Limited include the right to access EFT’s Affiliate database for eZGT’s marketing campaign, and provides access to EFT’s e-money system to facilitate sales activities. eZGT Limited, in return, compensates EFT by paying access fees in an amount equal to 10% of the respective enrollment fee of every Affiliate who enters the $300 and $3,000 travel programs or another agreed upon amount. However, for Affiliates who enter the $800 and $8,000 travel programs, eZGT will only pay access fees in the amount of $30 and $300, respectively. During the three months ended June 30, 2015, the Company agreed to waive the access fees in lieu of eZGT Limited agreeing to purchase a portion of the Company’s overstocked inventory for an agreed upon period of time.

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

Results of Operations

Comparison for the Three Months Ended June 30, 2015 and 2014

Sales revenues, net

Sales revenues, net decreased to approximately $76,000 for the three months ended June 30, 2015 from approximately $230,000 for the three months ended June 30, 2014 primarily due to a decline in sales demand from the Company’s Affiliates. The Company’s policy is to pay commissions to Affiliates upon receipt of sales orders even before revenue can be recognized. In addition, sales orders dropped from $385,000 to $270,250 which caused commission expense to decrease to $155,700 for the three months ended June 30, 2015 from $236,700 for the three months ended June 30, 2014.

Commissions paid to the Company’s Affiliates are considered to be a reduction of the selling prices of the Company’s products, and are recorded as a reduction of revenue.

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

Shipping charges

Shipping charges decreased to approximately $24,000 for the three months ended June 30, 2015 from approximately $68,000 for the three months ended June 30, 2014 mainly due to a reduction in gross sales.

Cost of sales

Cost of sales consists mainly of merchandise purchased from vendors. Cost of sales decreased to approximately $48,000 for the three months ended June 30, 2015 from approximately $78,000 for the three months ended June 30, 2014, due to a reduction in sales. Gross sales of products declined from approximately $436,000 to $199,000, or 54%. However, cost of sales of products declined by 38.4% from $78,000 for the three months ended June 30, 2014 to $48,000 for the three months ended June 30, 2015 mainly due to the sales of promotional products of $30,000 and $33,000, respectively for the same periods. Despite the items that were sold at discounted prices, cost of sales as a percentage of gross sales for the three months ended June 30, 2015 was 24%, which was higher than the same period last year by 6%, mainly due to vendor price increases during the period.

Gross profit

Gross profit decreased to approximately $52,000 for the three months ended June 30, 2015 compared to approximately $214,000 for the three months ended December 31, 2014. Gross profit, as a percentage of total revenue, was 51.9% during the current period compared with 71.9% for the three months ended June 30, 2014. The decrease in gross profit was due to a reduction in gross sales and the sale of promotional products at cost during the current period.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to approximately $1,345,000 for the three months ended June 30, 2015 compared to $1,742,000 for the three months ended June 30, 2014, mainly due to lower legal fees, computer service fees, rental charges, wages and depreciation expense in the current period compared with the same period last year.

Inventory obsolescence

Inventory obsolescence decreased to $6,409 for the three months ended June 30, 2015 as compared to $56,976 for the three months ended June 30, 2014, mainly due to significantly lower amounts of inventory either at or nearing obsolescence in the current period as compared to the same period last year.

Royalty expenses

Royalty expenses increased to approximately $125,000 for the three months ended June 30, 2015 as compared to approximately $22,000 for the three months ended June 30, 2014. This increase is due to an adjustment to recognize the expense based on a prorated minimum annual payments instead of actual sales revenues. Since current year annualized sales do not meet the minimum sales required to comply with the terms of the agreement, an adjustment was made during the period ended June 30, 2015 to recognize the expense based on the prorated minimum contract amount for the three months ended.

Interest income

Interest income decreased to approximately $21,000 for the three months ended June 30, 2015 as compared to approximately $51,000 for the three months ended June 30, 2014. Interest income decreased primarily due to a decrease of investments in corporate bonds as compared to the prior period.

Interest expense

Interest expense increased to approximately $43,000 for the three months ended June 30, 2015 as compared to approximately $32,000 for the three months ended June 30, 2014. The increase in interest expense is mainly due to an increase of $11,490 in interest expense related to the provision for underpayment of tax liabilities for the years 2008 to 2010.

Other income

Other income decreased to $17,057 for the three months ended June 30, 2015 from $29,813 for the three months ended June 30, 2014 due to an increase of $13,714 in loss on disposal of fixed assets during the current period, which was offset by the slight increase in the sales of expiring products.

Capital Resources and Liquidity

The following table shows the Company’s sources of cash for the three months ended June 30, 2015 and 2014.

	Three months Ended June 30,
	2015	2014
Net cash provided by (used in) operating activities	$(857,378)	$531,276
Net cash provided by investing activities	697,916	1,564,835
Net cash used in financing activities	(168,239)	(190,974)
Effect of exchange rate changes on cash	(106)	9,564
Net increase/(decrease) in cash	$(327,807)	$1,914,701

Operating activities

For the three months ended June 30, 2015, net cash used in operating activities was $857,378. This was primarily due to a net loss of $1,433,599 adjusted by non-cash related expenses that included depreciation expense of $42,259, provision for inventory obsolescence of $6,409, loss on disposal of fixed assets of $11,432 and a net increase in working capital items of $512,529, and losses realized from the sales of securities available for sale of $3,592.

For the three months ended June 30, 2014, net cash provided by operating activities was $531,276. This was primarily due to a net loss of $520,605 adjusted by non-cash related expenses that included depreciation expense of $49,864, provision for inventory obsolescence of $56,976 and a net increase in working capital items of $918,557, which were offset by gains realized from the sale of securities available for sale of $16,172 and gain on disposal of fixed assets of $2,282.

Investing activities

Net cash provided by investing activities for the three months ended June 30, 2015 was $697,916, primarily due to proceeds from the sale of corporate bonds.

Net cash provided by investing activities for the three months ended June 30, 2014 was $1,564,835 mainly due to proceeds from the sale of corporate bonds of $2,070,417, which were partially offset by the purchase of corporate bonds of $522,873.

Financing activities

Net cash used in financing activities for the three months ended June 30, 2015 was $168,239, due to the repayment of a short-term loan for financing of the Company’s current year directors’ and officers’ liability insurance policy. For more information please see Note 11 to the consolidated financial statements in this Report.

Net cash used in financing activities for the three months ended June 30, 2014 was $190,974, primarily due to repayment of a short-term loan for financing of the Company’s directors’ and officers’ insurance policy.

Working Capital

	June 30, 2015	March 31, 2015
Current assets	$4,389,380	$5,655,514
Current liabilities	14,563,736	14,427,021
Working capital (deficiency)	$(10,174,356)	$(8,771,507)

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

Balance Sheet Items

Material changes in the Company’s balance sheet items between June 30, 2015 and March 31, 2015 are discussed below:

Securities Available for Sale

Securities available for sale decreased to $1,417,014 at June 30, 2015 compared to $2,132,397 at March 31, 2015, as the Company sold certain securities to fund operations.

Inventories

Inventory decreased to $260,287 at June 30, 2015 compared to $303,848 at March 31, 2015 due to the sale of overstocked or products nearing expiration during the three months ended June 30, 2015 to third parties, since the Company only orders products on an “as needed” basis to avoid overstocking and lower inventory levels are adequate to meet the current demand.

Property and Equipment

Property and equipment decreased to $840,458 at June 30, 2015 compared to $894,129 at March 31, 2015, as a result of scheduled depreciation expense being recorded.

Accounts Payable

Accounts payable increased to $1,290,207 at June 30, 2015 compared to $1,073,795 at March 31, 2015 due to an increase in unpaid legal fees during the period.

Commission Payable

Commission payable slightly decreased to $3,695,168 at June 30, 2015 compared to $3,785,004 at March 31, 2015 due to lower commissions earned by Affiliates during the three months ended June 30, 2015.

Other Liabilities

Other liabilities increased to $5,973,965 at June 30, 2015 compared to $5,874,187 at March 31, 2015. The increase of $99,778 is due to the accrual of interest associated with the $4,527,000 tax liability accrued in the previous year and legal fees.

Unearned Revenue

Unearned revenue slightly increased to $3,277,376 at June 30, 2015 compared to $3,198,776 at March 31, 2015. The recording of unearned revenue results from temporary delays associated with the recognition of revenue related to the sale of products or services to Affiliates.

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments as of June 30, 2015 did not materially change from the amounts set forth in its Annual Report on Form 10-K for the year ended March 31, 2015.

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

Critical Accounting Policies and Estimates

The Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The Company’s significant accounting policies are discussed in Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2015, as filed with the U.S. Securities and Exchange Commission (“SEC”) on July 14, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

(a)	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Jack Jie Qin and William E. Sluss, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2015, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Qin and Sluss concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

The Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of its disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

(b)	Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 17 to the financial statements included as part of this Report.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits

Exhibit No.:	Description:
31.1*	Rule 13a-14(a) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jack Jie Qin.

31.2*	Rule 13a-14(a) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Sluss.

32.1*	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jack Jie Qin.

32.2*	Section 1350 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Sluss.

101*	The following materials from the EFT Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on
August 19, 2015 formatted in Extensible Business Reporting Language (XBRL):

(i)	Consolidated Balance Sheets (Unaudited),
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

EFT HOLDINGS, INC.
(Registrant)

Date: August 19, 2015	By:	/s/ Jack Jie Qin
Jack Jie Qin
Principal Executive Officer

	By:	/s/ William E. Sluss
William E. Sluss
Principal Financial Officer

