Form 10-Q
period 2015-09-30
EFT Holdings, Inc.
filed 2015-11-23
CIK 1450973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 2015

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

As of the latest practicable date, November 23, 2015, the registrant had 75,983,201 outstanding shares of common stock.

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

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements.

EFT HOLDINGS, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2015	March 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$1,658,145	$2,332,595
Securities available for sale	883,200	2,132,397
Inventories	244,580	303,848
Prepaid expenses	284,709	593,586
Other receivables	118,402	293,088
Total current assets	3,189,036	5,655,514

Property and equipment, net	783,539	894,129
Security deposit	351,993	360,203
Total assets	$4,324,568	$6,909,846
LIABILITIES AND EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$1,569,173	$1,073,795
Commission payable	3,689,964	3,785,004
Other liabilities	964,996	5,874,187
Unearned revenues	3,197,996	3,198,776
Short-term loan	-	281,240
Contingent liabilities	208,635	214,019
Total liabilities	9,630,764	14,427,021

Deficiency
EFT Holdings, Inc. stockholders' deficiency:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value, 4,975,000,000 shares authorized, 75,983,201 shares issued and outstanding at September 30, 2015 and March 31, 2015	760	760
Additional paid in capital	52,854,891	52,854,891
Retained deficit	(58,031,155)	(60,304,126)
Accumulated other comprehensive loss	(76,994)	(19,178)
Total EFT Holdings, Inc. stockholders’ deficiency	(5,252,498)	(7,467,653)
Non-controlling interest	(53,698)	(49,522)
Total deficiency	(5,306,196)	(7,517,175)
Total liabilities and deficiency	$4,324,568	$6,909,846

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Sales revenues, net	$145,398	$118,961	$221,714	$348,534
Shipping charges	12,473	45,004	36,524	113,409
Total revenues, net	157,871	163,965	258,238	461,943

Cost of sales	67,841	62,182	115,909	140,531
Shipping costs	320	26,843	495	32,146
Total cost of revenues	68,161	89,025	116,404	172,677
Gross profit	89,710	74,940	141,834	289,266
Operating expenses:
Selling, general and administrative expenses	1,212,407	848,575	2,557,604	2,590,794
Provision for inventory obsolescence	-	62,255	6,409	119,231
Royalty expenses - related party	125,000	228,202	250,000	250,000
Total operating expenses	1,337,407	1,139,032	2,814,013	2,960,025
Operating loss	(1,247,697)	(1,064,092)	(2,672,179)	(2,670,759)
Other income/(expense)
Interest income	26,233	43,097	46,972	94,124
Interest expense	(506)	(40,560)	(43,419)	(72,256)
Settlement of previously accrued interest for income tax	962,991	-	962,991	-
Gain/(loss) on disposal of securities available for sale
(includes $13,463 and $(53,989) accumulated other
comprehensive income/(loss) reclassifications for
unrealized net gains on securities available for sale
for the six months ended September 30, 2015 and
2014, respectively)	(9,258)	(72,849)	(12,850)	(56,677)
Dividend income	-	4,482	-	8,787
Foreign exchange loss	(108)	(2,339)	(516)	(2,534)
Gain on sale of long-term investment	-	1,445,646	-	2,457,899
Other income	5,133	2,549	22,190	4,831
Total other income/(expense)	984,485	1,380,026	975,368	2,434,174

Income (loss) from continuing operations before income taxes	(263,212)	315,934	(1,696,811)	(236,585)
Income tax expense (benefit)	(3,965,606)	1,872	(3,965,606)	1,872
Income (loss) from continuing operations	3,702,394	314,062	2,268,795	(238,457)
Discontinued operations
Income (loss) from operation of Excalibur	-	(29,326)	-	2,588
Total income (loss) from discontinued operations	-	(29,326)	-	2,588
Net income (loss)	3,702,394	284,736	2,268,795	(235,869)
Income from non-controlling interest	1,955	17,043	4,176	2,851
Net income (loss) attributable to EFT Holdings, Inc.	$3,704,349	$301,779	$2,272,971	$(233,018)

Net income (loss) per share – continuing operations
Basic and diluted	$0.05	$0.00	$0.03	$(0.00)

Net income (loss) per share – discontinued operations
Basic and diluted	$-	$(0.00)	$-	$0.00

Net income (loss) per common share attributable to EFT
Holdings, Inc.
Basic and diluted	$0.05	$0.00	$0.03	$(0.00)
Weighted average common shares outstanding
Basic and diluted	75,983,201	75,983,201	75,983,201	75,983,201

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Net income (loss)	$3,702,394	$284,736	$2,268,795	$(235,869)
Other comprehensive income/(loss)
Foreign currency translation adjustment	(43,710)	248,231	(39,720)	264,911
Unrealized income/(loss) on securities available for sale	(4,218)	44,263	(18,095)	59,950
Comprehensive income	3,654,466	577,230	2,210,980	88,992
Less: Comprehensive income/(loss) attributable to non-controlling interests	(1,956)	158,002	(4,176)	183,807
Comprehensive income (loss) attributable to EFT Holdings, Inc.	$3,656,422	$419,228	$2,215,156	$(94,815)

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	September 30,	September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss) from continuing operations	$2,268,795	$(238,457)
Net income from discontinued operations	-	2,588
Net income (loss)	2,268,795	(235,869)
Adjustments to reconcile net income (loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	78,376	96,538
(Gain)/loss from securities available for sale	12,850	56,677
Provision for inventory obsolescence	6,409	119,231
(Gain)/loss on disposal of fixed assets	11,432	(4,060)
Settlement of previously accrued income tax, penalty and interest	(5,290,788)	-
Changes in operating assets and liabilities:
Inventories	51,768	112,704
Prepaid expenses	297,583	360,531
Other receivables	149,635	162,085
Accounts receivable	23,692	65,210
Accounts payable	495,849	195,968
Commission payable	(95,040)	(43,749)
Other liabilities	403,955	143,777
Unearned revenues	(780)	7,560
Net cash provided by/(used in) continuing operations	(1,586,264)	1,036,603
Net cash provided by discontinued operations	-	71,303
Net cash provided by/(used in) operating activities	(1,586,264)	1,107,906

Cash flows from investing activities:
Additions to property and equipment	(1,249)	-
Proceeds from disposal of property and equipment	-	20,213
Purchase of securities available for sale	(33,452)	(2,305,082)
Proceeds from available for sale securities	1,251,706	4,731,867
Net cash provided by continuing operations	1,217,005	2,446,998
Net cash provided by discontinued operations	-	120
Net cash provided by investing activities	1,217,005	2,447,118

Cash flows from financing activities:
Repayment of short-term loan	(281,240)	(319,245)
Net cash used in continuing operations	(281,240)	(319,245)
Net cash provided by discontinued operations	-	-
Net cash used in financing activities	(281,240)	(319,245)

Effect of exchange rate changes on cash	(23,951)	(775)

Net increase/(decrease) in cash	(674,450)	3,235,004
Cash, beginning of period	2,332,595	1,770,206
Cash, end of period	$1,658,145	$5,005,210

Supplemental disclosures of cash flow information:
Interest paid in cash	$2,526	$2,867

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

Note 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $6,441,728 and an accumulated deficit of $58,031,155 as of September 30, 2015, and it reported net operating losses for the past two years. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital from external sources in order to continue the long-term efforts contemplated under its business plan. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2015 and the results of operations and cash flows for the periods ended September 30, 2015 and 2014. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six months ended September 30, 2015 are not necessarily indicative of the results to be expected for any subsequent periods or for the year ending March 31, 2016. The balance sheet at March 31, 2015 has been derived from the audited financial statements at that date.

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

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned except for Digital Development Partners Inc., “Digital”, which is 91.74% owned by the Company. All material intercompany transactions and balances have been eliminated.

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

Recent accounting pronouncements

There are no new accounting pronouncements adopted or enacted during the six months ended September 30, 2015 that had, or are expected to have, a material impact on the Company’s financial statements.

Note 4 – SECURITIES AVAILABLE FOR SALE

Securities available for sale consist of the following:

	September 30, 2015
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Duration (1)
Corporate bonds	$333,804	$339	$(10,883)	$323,260	4.84
Corporate notes	570,458	-	(10,518)	559,940	2.57
Total debt securities	$904,262	$339	$(21,401)	$883,200

	March 31, 2015
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Duration (1)
Corporate bonds	$1,568,102	$13,350	$(5,245)	$1,576,207	4.79
Corporate notes	567,261	-	(11,071)	556,190	3.07
Total debt securities	$2,135,363	$13,350	$(16,316)	$2,132,397

(1)	Average remaining duration to maturity, in years.

All securities were classified as available for sale as of each date presented.

The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, as of September 30, 2015:

	Less than 1 year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Loss
Corporate bonds	$-	$-	$240,231	$(10,883)	$240,231	$(10,883)
Corporate notes	-	-	559,940	(10,518)	559,940	(10,518)
Total debt securities	$-	$-	$800,171	$(21,401)	$800,171	$(21,401)

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

There were 13 securities in an unrealized loss position at September 30, 2015. Management does not intend to sell any of the securities classified as available for sale which have unrealized losses and believes that it is not likely that the Company will have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased and are not the result of deteriorated credit quality. The fair value is expected to recover as the bonds approach their maturity or re-pricing date or if market yields for such investments decline. Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.

Investment securities with a book value of $1,264,556 were sold during the six months ended September 30, 2015. The Company recognized a loss of $12,850 on the sale of those securities.

Note 5 – INVENTORIES

The components of inventories were as follows:

	September 30, 2015	March 31, 2015
Raw materials and supplies	$41,238	$42,302
Finished goods	203,342	261,546
	$244,580	$303,848

Note 6 - LOANS TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The Company uses the “EFT” name, a trademark owned and licensed to it by EFT Assets Limited, a company that Wendy Qin, a director of EFT International Ltd., served as a director until March 2015. The Company is required to pay an annual royalty to EFT Assets Limited equal to a percentage of its gross sales for the previous fiscal year. The percentage is 5% for the first $30 million in gross sales, 4% for the $10 million in gross sales in excess of $30 million, 3% for the $10 million in gross sales in excess of $40 million; 2% for the $10 million in gross sales in excess of $50 million; and 1% for the $10 million in gross sales in excess of $60 million, with a minimum annual royalty of $500,000. EFT Assets Limited is owned by a number of persons, including Wendy Qin. Ms. Qin is the sister of Jack Jie Qin, the Company’s president. In March 2015, Wendy Qin resigned her position as a director of EFT Assets Limited. During the six months ended September 30, 2015 and 2014, the royalties payable to EFT Assets Limited for both periods were $250,000.

In March 2010, one of the Company’s subsidiaries, EFT International Ltd., entered into a consultancy agreement with JFL Capital Limited, a company in which Wendy Qin serves as a director and is one of the principal shareholders. Under this agreement, EFT International Ltd. engaged JFL Capital Limited to provide EFT International Ltd. consultancy services on administration, financial matters, corporate planning and business development commencing April 1, 2010, and the annual fee will be increased at the rate of $15,000 each year. The agreement may be terminated by either party on three months’ written notice. For the six months ended September 30, 2015, professional fees payable to JFL Capital Limited was$195,000. For the six months ended September 30, 2014 EFT International Ltd paid $187,500 to JFL Capital Limited.

Until June 24, 2015, the Company rented 2,500 square feet of office space for its satellite training center in Hong Kong. The office was located at Langham Office Tower, 8 Argyle Street, Kowloon, Hong Kong SAR. The space that was subject to the lease is owned by a number of persons, including Wendy Qin, a director of EFT (HK) Ltd and the sister of Jack Jie Qin, the Company’s president. Until March 31, 2014, the lease was for 6,500 square feet with a monthly rental of $30,900. On May 1, 2014, the Company reduced the rented space to 4,356 square feet in an effort to reduce the Company’s costs and the monthly rental was reduced to $23,972. On November 1, 2014, the Company further reduced the rented space to 2,500 square feet and the monthly rental was reduced to $10,735. Beginning on April 1, 2015 through June 24, 2015, the monthly rent for the 2,500 square feet of rented space increased to $15,319. The lease was terminated on June 24, 2015. During the six months ended September 30, 2015 and 2014, the Company paid the lessor $42,893 and $146,907, respectively, in rent.

Note 7 - DECONSOLIDATION OF SUBSIDIARY - EXCALIBUR

On October 25, 2008, the Company through its wholly-owned subsidiary, EFT Investment, acquired a 48.81% equity interest in Excalibur International Marine Corporation, “Excalibur”, for $19,193,000. Between July 2008 and February 2015, the Company made loans to Excalibur aggregating approximately $6.78 million, which bore interest at 8% per annum and were due from July 2014 to September 2015. The loans were primarily used by Excalibur to acquire its vessel, the Ocean La La, and to fund operating costs. Since the Company provided funding and exercised control over Excalibur, Excalibur was treated as a subsidiary and its accounts were consolidated into the Company’s financial statements. Accordingly, these loans were not reflected in the Company’s consolidated financial statements.

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

In regards to the historical financial reporting treatment, considering the facts that the Company has provided financial support to Excalibur’s operations and was committed to absorb the losses from Excalibur’s operations, the Company has concluded the investment in Excalibur would be considered a Variable Interest Entity, “VIE”, in accordance with ASC 810. As a result of the Company’s investment in Excalibur being considered a VIE, the Company would have consolidated the accounts of Excalibur from the time of its investment and there would have been no impact on the historical financial statements previously presented for the Company.

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

Note 8- INVESTMENT IN CTX VIRTUAL TECHNOLOGIES

CTX Virtual Technologies, Inc., “CTX” (Pink Sheets: CTXV), is a technology company that manufactures and distributes mobile telecommunication, IT data management, virtual imaging and mobile data input accessories.

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

During the six months ended September 30, 2014, the Company sold approximately 5 million shares of its holdings in CTX for approximately $2.5 million less commissions and other fees and reported a gain of approximately $2.4 million in the accompanying consolidated statement of operations.

Note 9 - OTHER LIABILITIES

Other liabilities consist of the following:

	September 30, 2015	March 31, 2015
Payroll liabilities	$44,713	$46,289
Warranty liabilities	1,837	2,025
Accrued expenses	767,589	384,135
Provision for tax	13,547	3,985,856
Interest and penalty for income tax accrued	134,000	1,452,479
Others	3,310	3,403
	$964,996	$5,874,187

Note 10 - CONTINGENT LIABILITIES

In 2009, the Company’s subsidiary, Tianquan, engaged a general contractor to construct a water manufacturing plant for RMB4,758,600 ($766,000). Upon completion, EFT inspected the plant and found several material construction defects, including, but not limited to, the fact that the contractor used inferior construction material, inconsistent construction plans and substandard insulation material. As a result, EFT conditioned its final construction payment to the contractor in the amount of RMB698,896 ($112,500) on the rectification of all construction defects. On March 22, 2012, the contractor brought a case against EFT in Baiquan People’s Court in Heilongjiang Province seeking approximately RMB1,912,000 of purported outstanding payments under the contract and interest thereon. On January 16, 2014, Tianquan received an unfavorable decision issued by Baiquan People’s Court in Heilongjiang Province awarding the contractor approximately RMB1,326,916 ($213,700) of purported outstanding payments under the contract and interest thereon. The Company filed an appeal with Qiqihar Intermediate People’s Court on January 27, 2014. On August 18, 2014, the Qiqihar Intermediate People’s Court issued a judgment rescinding the unfavorable decision issued by the Baiquan People’s Court and ordered the case to be reheard at the Baiquan People’s Court. On September 25, 2014, the Company received a favorable decision from Baiquan People’s Court as the court indicated that the company stamps affixed on all of the contractor’s legal documents were fake. On November 5, 2014, the sub-contractor brought another civil case against Tianquan in the Baiquan People’s Court in Heilongjiang Province seeking RMB1,823,787.91 of purported outstanding payments under the same contract and interest thereon. On December 8, 2014, Tianquan filed a civil lawsuit against the sub-contractor for compensation for material construction defects. The final resolutions of these two cases are now pending.

Note 11 – SHORT-TERM LOAN

The Company received a $571,200 loan from a third party, Insurance Financing, Inc., “IFI”, to finance the directors’ and officers’ insurance premium for the fiscal years 2013 and 2014. The loan bore an interest rate of 3.60% per annum, and was to be repaid over a nine-month period which began on December 15, 2013. The terms of the agreement allowed for the Company to make nine equal payments of $64,422 each and the loan was fully repaid during the quarter ended September 30, 2014.

The Company renewed coverage for the 2014-2015 period and received a new loan in the amount of $503,200 from IFI to finance the directors’ and officers’ insurance premium bearing an interest rate of 3.60% per annum. The loan is to be repaid over a nine-month period beginning on December 15, 2014. The terms of the agreement allow for the Company to make nine equal payments of $56,753 each.

Note 12 – WARRANTS

As of March 31, 2014, the Company’s subsidiary Digital had 2,000,000 common stock warrants outstanding, and 330,665 Series A warrants and 330,665 Series B warrants outstanding, which were accounted for as equity instruments. The 2,000,000 common stock warrants expired on June 1, 2014 and permitted the holders to purchase one share of Digital’s common stock at an exercise price of $1.00 per share. The Series A warrants and Series B warrants expired on September 30, 2014 and permitted the holders to purchase one share of Digital’s common stock at an exercise price of $1.00 per share and $1.25 per share, respectively. There were no warrants exercised in the six months ended September 30, 2015 and 2014, respectively.

Note 13 - INCOME TAXES

The Company was incorporated in the United States and has operations in five tax jurisdictions - the United States, the Hong Kong Special Administrative Region, “HK SAR”, mainland China, Taiwan, and the BVI.

The Company generated substantially all of its net income from its BVI operations for the six months ended September 30, 2015 and 2014. According to BVI tax law, this income is not subject to any taxes. The Company’s HK SAR subsidiaries are subject to a 16.5% profit tax based on its taxable net profit. EFT (HK) Ltd provides management service to a BVI subsidiary, and the BVI subsidiary reimburses EFT (HK) Ltd for its total operating expenses plus a 5% mark up, and the income is subject to a 16.5% profit tax. The deferred tax assets for the Company’s US operations were immaterial for the six months ended September 30, 2015 and 2014.

The Company’s Taiwan subsidiary, EFTI, and its factory in mainland China are subject to a 17% and 25% standard enterprise income tax, respectively, based on its taxable net profit. These operations have incurred net accumulated operating losses for income tax purposes and management believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, it has provided full valuation allowance for the deferred tax assets arising from the losses as of September 30, 2015 and 2014.

The income tax expense consists of the following:

	Six Months Ended September 30,
	2015	2014
Current:
Domestic	$-	$-
Foreign	-	-
Under/(over) provision for prior years	-	1,872
Effect of IRS audit	(3,965,606)	-
Income tax expense	$(3,965,606)	$1,872

A reconciliation of income taxes, with the amounts computed by applying the statutory federal income tax rate, 37% for the six months ended September 30, 2015 and 2014, to income before income taxes for the six months ended September 30, 2015 and 2014, is as follows:

	Six Months Ended September 30,
	2015	2014
Income tax provision at U.S. statutory rate	$(626,275)	$(85,525)
State tax	-	-
Deferred tax valuation allowance	774,322	83,225
Nondeductible expenses	(148,047)	2,300
Foreign subsidiary income tax	-	-
Under/(over) provision for prior years	-	1,872
Effect of IRS audit	(3,965,606)	-
Income tax expense	$(3,965,606)	$1,872

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

After receiving further information from the Company subsequent to the issuance of its original report, the IRS issued a revised report that significantly reduced the amount of tax the Company owes. Accordingly, the Company revised its provision for income taxes, accrued interest and penalty and has reversed $4.1 million of the provision recorded previously.

In September 2015, the Company received the final report from the IRS related to its audit for the years 2008 through 2010, which concluded that the Company did not owe any additional taxes for the periods under audit. However, the IRS has alleged that the Company did not file its tax returns for the years 2008 and 2009 on time and has assessed the Company tax and penalties totaling $117,000. The Company believes that the returns were timely filed and has contested the IRS’s claim. Accordingly, the Company’s provision for tax liabilities plus interest and penalty has been reduced by $5.3 million in the quarter ended September 30, 2015.

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

The following tables provide the business segment information as of and for the three months ended September 30, 2015 and 2014. Income tax allocations have been determined based on statutory rates in the applicable business segment.

	Three Months Ended September 30, 2015
	Online	Beverage	Unallocated
	business	business	Items	Total
Total revenues, net	$157,871	$-	$-	$157,871
Total cost of revenues	(68,161)	-	-	(68,161)
Gross profit	89,710	-	-	89,710
Operating expenses:
Selling, general and administrative expenses	404,486	40,776	767,145	1,212,407
Royalty expenses	125,000	-	-	125,000
Total operating expenses	529,486	40,776	767,145	1,337,407
Net operating loss	(439,776)	(40,776)	(767,145)	(1,247,697)
Other income	14,935	1	969,549	984,485
Allocated income tax benefit	-	-	3,965,606	3,965,606
Income (loss) after income tax	(424,841)	(40,775)	4,168,010	3,702,394

Total long-lived assets	2,475	780,423	641	783,539

Additions to long-lived assets	-	-	-	-

	Three Months Ended September 30, 2014
	Online	Beverage	Unallocated
	business	business	Items	Total
Total revenues, net	$163,965	$-	$-	$163,965
Total cost of revenues	(89,025)	-	-	(89,025)
Gross profit	74,940	-	-	74,940
Operating expenses:
Selling, general and administrative expenses	516,945	55,333	276,297	848,575
Provision for inventory obsolescence	62,255	-	-	62,255
Royalty expenses	228,202	-	-	228,202
Total operating expenses	807,402	55,333	276,297	1,139,032
Net operating loss	(732,462)	(55,333)	(276,297)	(1,064,092)
Other income/(expense)	(15,421)	(557)	1,396,004	1,380,026
Allocated income tax expense	-	-	(1,872)	(1,872)
Income (loss) after income tax	(747,883)	(55,890)	1,117,835	314,062

Total long-lived assets	39,844	954,498	2,524	996,866

Additions to long-lived assets	-	-	-	-

	Six Months Ended September 30, 2015
	Online	Beverage	Unallocated
	business	business	Items	Total
Total revenues, net	$258,238	$-	$-	$258,238
Total cost of revenues	(116,404)	-	-	(116,404)
Gross profit	141,834	-	-	141,834
Operating expenses:
Selling, general and administrative expenses	853,872	87,290	1,616,442	2,557,604
Provision for inventory obsolescence	6,409	-	-	6,409
Royalty expenses	250,000	-	-	250,000
Total operating expenses	1,110,281	87,290	1,616,442	2,814,013
Net operating loss	(968,447)	(87,290)	(1,616,442)	(2,672,179)
Other income	41,440	1	933,927	975,368
Allocated income tax benefit	-	-	3,965,606	3,965,606
Income (loss) after income tax	(927,007)	(87,289)	3,283,091	2,268,795

Total long-lived assets	2,475	780,423	641	783,539

Additions to long-lived assets	1,249	-	-	1,249

	Six Months Ended September 30, 2014
	Online	Beverage	Unallocated
	business	business	items	Total
Total revenues, net	$461,943	$-	$-	$461,943
Total cost of revenues	(172,677)	-	-	(172,677)
Gross profit	289,266	-	-	289,266
Operating expenses:
Selling, general and administrative expenses	895,350	114,457	1,580,987	2,590,794
Provision for inventory obsolescence	119,231	-	-	119,231
Royalty expenses	250,000	-	-	250,000
Total operating expenses	1,264,581	114,457	1,580,987	2,960,025
Net operating loss	(975,315)	(114,457)	(1,580,987)	(2,670,759)
Other income	86,721	4,785	2,342,668	2,434,174
Allocated income tax expense	-	-	(1,872)	(1,872)
Income (loss) after income tax	(888,594)	(109,672)	759,809	(238,457)

Total long-lived assets	39,844	954,498	2,524	996,866

Additions to long-lived assets	-	-	-	-

Note 15 – LITIGATION

On October 1, 2010, EFT Investment Co. Ltd., EFTI, filed a lawsuit against Hsiao Zhong-Xing, former general manager of Excalibur, and Lu Zhuo-Jun, former vice general manager of Excalibur, collectively "Defendants,” in the Taiwan Shihlin District Prosecutor’s Office. EFTI alleges, among other things, that Defendants committed the offences of capital forging, fraud, breach of trust, and document fabrication. On April 30, 2013, the Taiwan Shihlin District Court found that both Hsaio Zhong-Xing and Lu Zhuo-Jun were guilty of fraudulent increase of paid-up capital and dismissed all other charges. As a result, Hsiao Zhong-Xing received a six-month jail sentence and Lu Zhuo-Jun received a five-month jail sentence. Both of their jail sentences can be converted into a fine. On May 27, 2013, the Shihlin District Prosecutor filed an appeal in the Taiwan High court for reconsideration of the judgment entered by the District Court. On February 19, 2014, the Taiwan High Court sustained the District Court’s decision and found Hsaio Zhong-Xing guilty and sentenced him to a mandatory ten-month jail sentence; and found Lu Zhuo-Jun guilty and sentenced him to a mandatory eight-month jail sentence. This decision is final and confirmed. Based on the Taiwan Shihlin District Court’s judgment of fraudulent increase of paid-up capital, Excalibur filed a civil lawsuit against Hsiao Zhong-Xing, Lu Zhuo-Jun and Jiao Ren-He on January 7, 2014 for the unpaid capital amount of NTD 475,312,500. On January 13, 2015, being the largest creditor of Excalibur, EFTI filed a submission to the court to apply to join the case and the court’s decision is pending. On April 14, 2015, Excalibur filed with the court to withdraw the case and the court approved.

EFTI filed a civil lawsuit against Jiao Ren-Ho, Chang Hui-Ying, Hsiao Zhong-Xing, and Lu Zhuo-Jun, collectively “Defendants,” in the Taiwan Shihlin District court on February 12, 2010. EFTI alleges Defendants committed tortious acts, including but not limited to the offences of capital forging, fraud, breach of trust and document fabrication. The Shihlin District Court found in favor of all Defendants in the case. EFTI filed an appeal in the appellate court for reconsideration of the judgment entered by the District Court. The appellate court remanded the case to District Court for the second review and the District Court found in favor of all defendants for the second time. EFTI therefore filed a second appeal in the appellate court for reconsideration of the judgment entered by the District Court. The final resolution of this case is pending.

Marinteknik Shipbuilders (S) Pte Ltd., a Singapore company, filed a lawsuit against Excalibur in the Taiwan Taichung District Court on July 9, 2009 for unpaid service fees and out-of-pocket expenses of NTD 8,050,832, equivalent to approximately $254,700. On August 20, 2009, the Taiwan Taipei district court froze Excalibur’s cash of $203,402 in response to the suit. The final resolution of this case is pending. However, a contingent liability for the restricted cash has been recorded. As EFTI is Excalibur’s largest creditor, in consideration of recovering the frozen cash, EFTI filed a submission to the court to apply to join the case on January 13, 2015. On September 16, 2015, the Taiwan High Court Taichung Branch Court sustained the decision of the Taiwan Taichung District Court in favor of Marinteknik. As Excalibur is no longer EFTI’s subsidiary, EFTI cannot appeal the case and the case has been closed.

On August 2, 2010, the Company commenced a legal proceeding against Marinteknik Shipbuilders (S) Pte Ltd. and six other persons in the High Court of the Republic of Singapore alleging fraud, misrepresentation, and deceit on the part of the defendants with respect to Excalibur’s purchase of the Ocean La La. The Company claims that the wrongful actions of the defendants resulted in damages of $19,000,000 to the Company. On December 11, 2012, the High Court issued a decision whereby it dismissed the Company’s actions against Marinteknik and Lim Lan Eng (Priscilla), a director of Marinteknik. On January 8, 2013, the Company filed an appeal against the decision made by the High Court. On November 29, 2013, the appellate court issued its order and sustained the High Court’s decision and awarded legal fees to the defendants. The Company has accrued a liability in the amount of $200,000 for the legal costs. The High Court dismissed the appeal by the Company, but criticized the defendants, stating that their actions were “wholly lacking in probity” and “likely also to have been unlawful”. After seeking further legal advice and balancing all factors, however, it was decided that commencing further legal proceedings on this matter is not beneficial to the commercial interests of the Company. The Company is waiting to hear the court’s decision on the amount of defendants’ legal costs the Company is obligated to bear.

In 2009, the Company’s subsidiary, Heilongjiang Tianquan Manor Soda Drinks Co. Ltd., “Tianquan”, engaged a general contractor, the “Contractor”, to construct a water manufacturing plant, the “Plant”, for RMB4,758,600 ($776,300). Upon completion, the Company inspected the Plant and found several material construction defects, including, but not limited to, the fact that the Contractor used inferior construction material, inconsistent construction plans and substandard insulation material. As a result, in 2010, the Company conditioned its final construction payment to the Contractor in the amount of RMB698,896 ($112,500) on the rectification of all construction defects. On March 22, 2012, the Contractor brought a case against Tianquan in Baiquan People’s Court in Heilongjiang Province seeking approximately RMB1,912,000 of purported outstanding payments under the contract and interest thereon. On January 16, 2014, the Company’s subsidiary, Tianquan, received an unfavorable decision issued by Baiquan People’s Court in Heilongjiang Province awarding the contractor approximately RMB1,326,916 of purported outstanding payments under the contract and interest thereon. Tianquan filed an appeal with the Qiqihar Intermediate People’s Court on January 27, 2014. On August 18, 2014, the Qiqihar Intermediate People’s Court issued a judgment rescinding the unfavorable decision issued by the Baiquan People’s Court and ordered the case to be reheard at the Baiquan People’s Court. On September 25, 2014, Tianquan received a favorable decision from Baiquan People’s Court as the court indicated that the company stamps affixed on all of the Contractor’s legal documents were fake. On November 5, 2014, the sub-contractor brought another civil case against Tianquan in the Baiquan People’s Court in Heilongjiang Province seeking RMB1,823,787.91 of purported outstanding payments under the same contract and interest thereon. On December 8, 2014, Tianquan filed a civil lawsuit against the sub-contractor for compensation for material construction defects. The final resolutions of these two cases are now pending.

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

On January 28, 2013, EFTI filed a criminal complaint against Tom Peng a.k.a. Cheng Hao Peng, President of Meifu Development Co., Ltd., “Meifu”, Thomas Chen, a.k.a. Hong Dong Chen, former General Manager and Director of EFTI, Steven Peng, a.k.a. Tien Te Peng, Vice Chairman of Transglobe Life Insurance Inc., “Transglobe”, Xian Jue Liu, Chairman of Transglobe , Shih Kuei Chang, General Manager of Meifu, Yi Feng Cheng, Real Estate Department Manager of Transglobe, and Da Min Wu, an individual, collectively called “Defendants”, in the Taipei District Prosecutor’s Office. EFTI alleges, among other things, that Thomas Chen colluded with Tom Peng and other Defendants, and that Thomas Chen had made numerous misrepresentations to the Company and EFTI in connection with transactions related to a building in Taiwan, of which Meifu and Transglobe were developers. The Company also alleges that Thomas Chen breached his fiduciary duty, as the General Manager of EFTI, by binding EFTI in various agreements and making payments from EFTI to Meifu and Transglobe, which are named Defendants, and that the Defendants had committed violations of securities law, insurance law, corporation law and tax law, as well as money laundering, fraud and breach of trust.

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

On June 4, 2015, the Superior Court of California, County of Los Angeles ruled that because the Company has its principal place of business in California, the matter was stayed to allow the Company time to file in the appropriate forum. The Court further ordered that Taiwan is a suitable forum for the Company’s complaint. An order to show cause was set for December 4, 2015.

On September 9, 2015, the court dismissed this legal action against all of the defendants with prejudice. A subsequent settlement was reached on October 15, 2015 by all parties. As part of the terms of the settlement, the Company will receive both real property and cash valued at approximately $16.6 million.

On July 23, 2013, the Taipei District Prosecutor’s Office issued a non-indictment decision on charges of fraud against the Defendants, which the Company believes is unwarranted. The decision not to indict the Defendants was made despite the fact that the Taiwan Investigation Bureau, Ministry of Justice had confirmed that Thomas Chen, the former GM of EFTI, has received and/or has intended to receive secret profits from Tom Peng, who admitted his full control over Meifu and Transglobe. A report by the Taiwan Investigation Bureau, Ministry of Justice, further revealed, among other fraudulent activities, that Tom Peng and his son, Steven Peng, a.k.a. Tien Te Peng, were involved in illegal inter-company transactions and illegal related party transactions. Documents received by the Company through court petition indicated that, on June 14, 2013, the Prosecutor in Taiwan, despite what the Company believes to have been ample evidence of illegality, instructed the Taiwan Investigation Bureau to halt all further investigations into EFTI’s criminal complaint prior to his written decision not to indict the Defendants. Subsequently, on August 22, 2013, EFTI completed the filing of the appeal with the Taiwan High Prosecutor’s Office for reconsideration of the non-indictment charges against the Defendants. This appeal was rejected on August 29, 2013, which the Company believes was not enough time for the Prosecutor’s Office to fully reconsider the appeal. On September 12, 2013, EFTI filed a final petition to the Taipei District Court for judgment of the decision made by the Taiwan High Prosecutor’s Office, but the petition was rejected on March 5, 2014. On October 15, 2015, the Company reached a settlement agreement with the defendants and the civil case in the Los Angeles Supreme Court was dismissed with prejudice.

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

On January 30, 2015, a class action entitled Wang, et al. v. EFT Holdings, Inc., et al. was filed on behalf of a putative class of all purchasers of the Company’s products against the Company and certain of its current and former officers and directors in the United States District Court for the Central District of California. On April 14, 2015, Plaintiffs filed a first amended complaint. On April 29, 2015, the court consolidated this action with the Li, et al. v. Qin, et al. and Li, et al. v. EFT Holdings, Inc., et al. actions. On May 7, 2015, Plaintiffs filed a motion for class certification, which is currently pending. On May 11, 2015, Plaintiffs filed a second amended and consolidated complaint, alleging claims for operation of an endless chain scheme, deception and common law fraud, unfair competition, false advertising, and RICO violations. On May 29, 2015, the Company filed a motion to dismiss and a motion to strike the class allegations from the second amended and consolidated complaint. On July 21, 2015, the court granted the motion to dismiss with leave to amend, except with regard to the RICO claim, which was dismissed with prejudice. On May 29, 2015, the Company also filed a motion to strike the class allegations from the second amended and consolidated complaint. On July 28, 2015, the court granted the motion to strike in part, finding that certain of Plaintiffs’ counsel was not adequate to represent the putative class. On August 11, 2015, Plaintiffs filed a third amended complaint. On September 1, 2015, the Company filed an answer to the third amended complaint. On September 4, 2015, Plaintiffs filed a supplemental brief in support of their motion for class certification. On September 22, 2015, the Company filed an amended answer to the third amended complaint. On October 19, 2015, the Company filed an opposition to Plaintiffs’ motion for class certification. Plaintiffs’ motion for class certification is currently pending before the court and is scheduled for hearing on December 7, 2015. The Company believes that the claims asserted are without merit and intends to defend against them vigorously.

On December 6, 2013, the Company named George Curry, a former director and officer of the Company, as one of the defendants in the Superior Court of California, county of Los Angeles, with reference to the CTX investment transaction, in which the Company alleges, among other things, that Mr. Curry breached his fiduciary duty and committed fraud and misrepresentation in respect of the Company’s investment in CTX.

On April 18, 2014, George Curry filed a Notice of Removal for the above action to be brought in the District Court of California, Los Angeles (Western District). In the same action, he brought a counterclaim against the Company, Jack Qin and Pyng Soon and sought implied and equitable indemnity, declaratory relief and apportionment of fault. On or around December 11, 2014, George Curry filed a motion for summary judgment against the Company and all other cross-defendants in the matter. The motion was heard on February 26, 2015, wherein the court denied George Curry’s motion. The final resolution of the entire matter is still pending.

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

Sales

The Company sells its products primarily through its website and only to “Affiliates.” To become an Affiliate, a customer must be referred by another Affiliate and make a minimum purchase of $450 ($400 worth of products plus $50 for shipping and handling fees). After that point, the new Affiliate is not required to make any additional purchases, pay membership fees, buy products, resell products, recruit others, or attend meetings. Free educational classes are offered to the Company’s Affiliates so they can learn more about the Company’s products and how to use them.

As of November 9, 2015, the Company had received 1,258,962 orders from its Affiliates, most of whom were located in China and Hong Kong. For the six months ended September 30, 2015, the Company did not have any sales activities in the United States. None of the Company’s Affiliates account for a significant portion of its business.

The Company pays its Affiliates a commission on products ordered from the Company. The commission is approximately 58% of the total dollar amount of the order. Commissions are considered a reduction of the sales price of the Company’s products and are reflected in the Company’s financial statements as a reduction in revenue. The commissions earned by each Affiliate are held in book entry form. The Affiliate can use the commissions to pay for new orders. With this process, the Company reduces operating expense and eliminates cumbersome accounting chores such as issuing checks and reconciling bank statements.

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

On April 1, 2012, the Company assigned network access rights to ToByTo Limited, “ToByTo”, a third-party company. The network access rights to ToByTo Limited include the right to access EFT’s Affiliate database for ToByTo’s marketing campaign, and provides access to EFT’s e-money system to facilitate sales activities. ToByTo, in return, compensates EFT by paying access fees in an amount equal to 10% of the respective enrollment fee of every Affiliate who enters the ToByTo e-phone program or another agreed upon amount. During the six months ended September 30, 2015, the Company agreed to waive the access fees in lieu of ToByTo agreeing to purchase a portion of the Company’s overstocked inventory.

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

On April 1, 2012, the Company assigned network access rights to eZGT Limited, a third party. The network access rights to eZGT Limited include the right to access EFT’s Affiliate database for eZGT’s marketing campaign, and provides access to EFT’s e-money system to facilitate sales activities. eZGT Limited, in return, compensates EFT by paying access fees in an amount equal to 10% of the respective enrollment fee of every Affiliate who enters the $300 and $3,000 travel programs or another agreed upon amount. However, for Affiliates who enter the $800 and $8,000 travel programs, eZGT will only pay access fees in the amount of $30 and $300, respectively. During the six months ended September 30, 2015, the Company agreed to waive the access fees in lieu of eZGT Limited agreeing to purchase a portion of the Company’s overstocked inventory for an agreed upon period of time.

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

Results of Operations

Comparison for the Three Months Ended September 30, 2015 and 2014

Sales revenues, net

Sales revenues, net increased to approximately $145,000 for the three months ended September 30, 2015 from approximately $119,000 for the three months ended September 30, 2014 primarily due to an increase in product sales demand. Sales revenues, net excludes revenue from shipping charges and reflects the deduction of commission expense. The Company’s policy is to pay commissions to Affiliates upon receipt of sales orders even before revenue can be recognized. In addition, sales orders dropped from $ 360,820 to $37,600 which caused commission expense to decrease to $23,900 for the three months ended September 30, 2015 from $195,550 for the three months ended September 30, 2014.

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

Shipping charges

Shipping charges decreased to approximately $12,000 for the three months ended September 30, 2015 from approximately $45,000 for the three months ended September 30, 2014 mainly due to a decrease in sales.

Cost of sales

Cost of sales consists mainly of merchandise purchased from vendors. Cost of sales increased to approximately $68,000 for the three months ended September 30, 2015 from approximately $62,000 for the three months ended September 30, 2014. Cost of sales as a percentage of gross sales for the three months ended September 30, 2015 was 62%, which is 41% higher than the same period last year mainly due to increases in vendor price and promotional sales of products at cost during the period. The gross sales of products declined from approximately $303,000 for the three months ended September 30, 2014 to $110,000 for the three months ended September 30, 2015, or 63%. The sales of promotional products increased to approximately $60,000 for the three months ended September 30, 2015 from $12,000 for the three months ended September 30, 2014.

Gross profit

Gross profit increased to approximately $90,000 for the three months ended September 30, 2015 compared to approximately $75,000 for the three months ended September 30, 2014. Gross profit, as a percentage of total revenue, was 56.8% during the current period compared with 45.7% for the three months ended September 30, 2014. The increase in gross profit was due to a decrease in shipping costs to approximately $300 for the three months ended September 30, 2015 from $27,000 for the three months ended September 30, 2014.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to approximately $1,212,000 for the three months ended September 30, 2015 compared to $849,000 for the three months ended September 30, 2014, mainly due to a significant increase in legal fees. This increase in legal fees was offset partially by lower rental charges for the Hong Kong office.

Inventory obsolescence

Inventory obsolescence decreased to nil for the three months ended September 30, 2015 as compared to $62,255 for the three months ended September 30, 2014, mainly due to significantly lower amounts of inventory either at or nearing obsolescence in the current period as compared to the same period last year.

Royalty expenses

Royalty expenses decreased to $125,000 for the three months ended September 30, 2015 as compared to approximately $228,000 for the three months ended September 30, 2014. This decrease was due to an adjustment to recognize the expense based on prorated minimum annual payments instead of actual sales revenues. Since the current year annualized sales do not meet the minimum sales required to comply with the terms of the agreement, an adjustment was made during the period ended September 30, 2015 to recognize the expense based on the prorated minimum contract amount for the three months ended September 30, 2015.

Interest income

Interest income decreased to approximately $26,000 for the three months ended September 30, 2015 as compared to approximately $43,000 for the three months ended September 30, 2014. Interest income decreased primarily due to a decrease in investments in corporate bonds as compared to the prior period.

Interest expense

Interest expense decreased to approximately $506 for the three months ended September 30, 2015 as compared to $41,000 for the three months ended September 30, 2014. The decrease was mainly due to accrued interest of approximately $40,000 related to the provision for tax liabilities for the years 2008 to 2010 in the three months ended September 30, 2014.

Other income (expense)

Other income (expense) decreased to income of $985,000 for the three months ended September 30, 2015 from income of $1,380,000 for the three months ended September 30, 2014. The change was mainly due to the Company’s sales of 2.93 million shares of CTX for approximately $1,446,000 in the three months ended September 30, 2014.

Settlement of previously accrued interest for income tax

In September 2015, the Company reversed accrued interest of approximately $963,000 related to the settlement of the provision for tax liabilities for the years 2008 to 2010 confirmed by the final report received from the IRS.

Income tax expense (benefit)

Income tax benefit was approximately $3,966,000 for the three months ended September 30, 2015 as compared to expenses of approximately $2,000 for the three months ended September 30, 2014. The change was mainly due to the reversal of the overaccrual for the provision of tax liabilities for the years 2008 to 2010 confirmed by the final report received from the IRS in September 2015.

Results of Operations

Comparison for the Six Months Ended September 30, 2015 and 2014

Sales revenues, net

Sales revenues, net decreased to approximately $222,000 for the six months ended September 30, 2015 from approximately $349,000 for the six months ended September 30, 2014, primarily due to a decline in sales demand from the Company’s Affiliates. Sales revenues, net excludes revenue from shipping charges and reflects the deduction of commission expense. The Company’s policy is to pay commissions to Affiliates upon receipt of sales orders even before revenue can be recognized. In addition, sales orders dropped from $ 745,710 to $307,850 which caused commission expense to decrease to $179,600 for the six months ended September 30, 2015 from $432,250 for the six months ended September 30, 2014.

Shipping charges

Shipping charges decreased to approximately $36,500 for the six months ended September 30, 2015 from approximately $113,400 for the six months ended September 30, 2014 mainly due to a decrease in sales.

Cost of sales

Cost of sales decreased to approximately $115,900 for the six months ended September 30, 2015 from approximately $140,500 for the six months ended September 30, 2014, due to a reduction in sales. Gross sales of products declined from approximately $738,700 to $308,500, or 58%. However, cost of sales of products declined by 17.7% from $141,000 for the six months ended September 30, 2014 to $116,000 for the six months ended September 30, 2015 mainly due to the sales of promotional products of $42,000 and $93,000, respectively for the same periods. Despite the items that were sold at discounted prices, cost of sales as a percentage of gross sales for the six months ended September 30, 2015 was 38%, which was 19% higher than the same period last year mainly due to vendor price increases during the period.

Gross profit

Gross profit decreased to approximately $142,000 for the six months ended September 30, 2015 compared to approximately $289,000 for the six months ended September 30, 2014. Gross profit, as a percentage of total revenue, was 55% during the current period compared with 63% for the six months ended September 30, 2014. The decrease in gross profit was due to a reduction in gross sales and the high volume of sales of promotional products at cost during the current period.

Selling, general and administrative expenses

Selling, general and administrative expenses slightly decreased to approximately $2,558,000 for the six months ended September 30, 2015 compared to approximately $2,591,000 for the six months ended September 30, 2014 mainly due to lower rental charges and wages.

Inventory obsolescence

Inventory obsolescence decreased to $6,409 for the six months ended September 30, 2015 as compared to $119,231 for the six months ended September 30, 2014, mainly due to significantly lower amounts of inventory either at or nearing obsolescence in the current period as compared to the six months ended September 30, 2014.

Royalty expenses

Royalty expenses remained at $250,000 for the six months ended September 30, 2015 and 2014.

Interest income

Interest income decreased to approximately $47,000 for the six months ended September 30, 2015 as compared to approximately $94,000 for the six months ended September 30, 2014. Interest income decreased primarily due to a decrease of investments in corporate bonds as compared to the prior period.

Interest expense

Interest expense decreased to approximately $43,000 for the six months ended September 30, 2015 as compared to approximately $72,000 for the six months ended September 30, 2014. The decrease was mainly due to the decrease of accrued interest expenses of $70,000 related to the provision for tax liabilities for the years 2008 to 2010 in the six months ended September 30, 2014.

Other income (expense)

Other income (expense) decreased to approximately $975,000 for the six months ended September 30, 2015 from $2,434,000 for the six months ended September 30, 2014. The decrease was mainly due to the Company’s sales of shares of CTX for an aggregate of $2.4 million during the six months ended September 30, 2014.

Settlement of previously accrued interest for income tax

In September 2015, the Company reversed accrued interest of approximately $963,000 related to the settlement of the provision for tax liabilities for the years 2008 to 2010 confirmed by the final report received from the IRS.

Income tax expense (benefit)

Income tax benefit was approximately $3,966,000 for the six months ended September 30, 2015 as compared to expenses of approximately $2,000 for the six months ended September 30, 2014. The change was mainly due to the reversal of the overaccrual for the provision of tax liabilities for the years 2008 to 2010 confirmed by the final report received from the IRS in September 2015.

Capital Resources and Liquidity

The following table shows the Company’s sources of cash for the six months ended September 30, 2015 and 2014.

	Six Months Ended September 30,
	2015	2014
Net cash provided by (used in) operating activities	$(1,586,264)	$1,107,906
Net cash provided by investing activities	1,217,005	2,447,118
Net cash used in financing activities	(281,240)	(319,245)
Effect of exchange rate changes on cash	(23,951)	(775)
Net increase/(decrease) in cash	$(674,450)	$3,235,004

Operating activities

For the six months ended September 30, 2015, net cash used in operating activities was $1,586,264. This was primarily due to net income of $2,268,795 adjusted by non-cash related expenses that included depreciation expense of $78,376, loss on disposal of fixed assets $11,432, losses realized from the sales of securities available for sale of $12,850 and a net increase in working capital items of $1,326,662, which were offset by the settlement of previously accrued income tax, penalty and interest of $5,290,788.

For the six months ended September 30, 2014, net cash provided by operating activities was $1,107,906. This was primarily due to a net loss of $235,869 adjusted by non-cash related expenses that included depreciation expense of $96,538, provision for inventory obsolescence of $119,231, loss realized from the sale of securities available for sale of $56,677 and a net increase in working capital items of $1,004,086.

Investing activities

Net cash provided by investing activities for the six months ended September 30, 2015 was $1,217,005, primarily due to proceeds from the sale of corporate bonds.

Net cash provided by investing activities for the six months ended September 30, 2014 was $2,447,118 mainly due to proceeds from the sale of corporate bonds of $4,731,867, which were partially offset by the purchase of $2,305,082 of corporate bonds.

Financing activities

Net cash used in financing activities for the six months ended September 30, 2015 was $281,240, due to the repayment of a short-term loan for financing of the Company’s current year directors’ and officers’ liability insurance policy. For more information please see Note 11 to the consolidated financial statements in this Report.

Net cash used in financing activities for the six months ended September 30, 2014 was $319,245, primarily due to repayment of a short-term loan for financing of the Company’s directors’ and officers’ insurance policy.

Working Capital

	September 30, 2015	March 31, 2015
Current assets	$3,189,036	$5,655,514
Current liabilities	9,630,764	14,427,021
Working capital (deficiency)	$(6,441,728)	$(8,771,507)

Historically, cash and cash equivalents and securities available for sale have been the Company’s primary sources of liquidity. The Company believes its existing cash and cash equivalents will not be sufficient to meet its working capital requirements for the next 12-month period. The overall working capital position improved to a deficiency of $6.4 million at September 30, 2015 compared to a deficiency of $8.7 million at March 31, 2015 as a result of the reversal of more than $5.2 million of tax liabilities associated with the final report received from the IRS in September 2015.

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

There is substantial doubt about the Company’s ability to continue as a going concern as the continuation of the Company’s business is dependent upon obtaining further long-term financing, collection of the Company’s prepayment on development in progress of $20.7 million and achieving a profitable level of operations. The issuance of additional equity securities by the Company could result in a significant dilution of the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments.

Balance Sheet Items

Material changes in the Company’s balance sheet items between September 30, 2015 and March 31, 2015 are discussed below:

Securities Available for Sale

Securities available for sale decreased to $883,200 at September 30, 2015 compared to $2,132,397 at March 31, 2015, as the Company sold certain securities to fund operations.

Inventories

Inventory decreased to $244,580 at September 30, 2015 compared to $303,848 at March 31, 2015 due to the sale of overstocked products or products nearing expiration during the six months ended September 30, 2015 to third parties, since the Company only orders products on an “as needed” basis to avoid overstocking and lower inventory levels are adequate to meet the current demand.

Property and Equipment

Property and equipment decreased to $783,539 at September 30, 2015 compared to $894,129 at March 31, 2015, as a result of scheduled depreciation expense being recorded.

Accounts Payable

Accounts payable increased to $1,569,173 at September 30, 2015 compared to $1,073,795 at March 31, 2015 due to an increase in unpaid legal fees during the period.

Commission Payable

Commission payable slightly decreased to $3,689,964 at September 30, 2015 compared to $3,785,004 at March 31, 2015 due to lower commissions earned by Affiliates during the six months ended September 30, 2015.

Other Liabilities

Other liabilities decreased to $964,996 at September 30, 2015 compared to $5,874,187 at March 31, 2015. The decrease of $4,909,191 is mainly due to the reversal of an accrual of tax liabilities associated with the IRS audit for the years 2008-2010. As discussed earlier, the final report received from the IRS in September 2015 stated that the Company did not owe any additional taxes for these periods with the exception of $117,000 of tax and penalty related to the timely filing of the 2008 and 2009 tax returns.

Unearned Revenue

Unearned revenue slightly decreased to $3,197,996 at September 30, 2015 compared to $3,198,776 at March 31, 2015. The recording of unearned revenue results from temporary delays associated with the recognition of revenue related to the sale of products or services to Affiliates.

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments as of September 30, 2015 did not materially change from the amounts set forth in its Annual Report on Form 10-K for the year ended March 31, 2015.

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

Critical Accounting Policies and Estimates

The Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The Company’s significant accounting policies are discussed in Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2015, as filed with the U.S. Securities and Exchange Commission (“SEC”) on July 14, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

(a)	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Jack Jie Qin and William E. Sluss, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2015, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Qin and Sluss concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

The Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of its disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

(b)	Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 17 to the financial statements included as part of this Report.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits

Exhibit No.:	Description:
31.1*	Rule 13a-14(a) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jack Jie Qin.

31.2*	Rule 13a-14(a) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Sluss.

32.1*	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jack Jie Qin.

32.2*	Section 1350 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Sluss.

101*	The following materials from the EFT Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 23, 2015 formatted in Extensible Business Reporting Language (XBRL):

(i)	Consolidated Balance Sheets (Unaudited),
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

EFT HOLDINGS, INC.
(Registrant)

Date: November 23, 2015	By:	/s/ Jack Jie Qin
Jack Jie Qin
Principal Executive Officer

	By:	/s/ William E. Sluss
William E. Sluss
Principal Financial Officer

