Form 10-Q
period 2015-12-31
EFT Holdings, Inc.
filed 2016-02-22
CIK 1450973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2015

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

As of February 16, 2016, the registrant had 75,983,201 outstanding shares of common stock.

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

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements.

EFT HOLDINGS, INC.

Consolidated Balance Sheets

(Unaudited)

	December 31, 2015	March 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$6,243,908	$2,332,595
Securities available for sale	848,379	2,132,397
Inventories	235,258	303,848
Prepaid expenses	719,463	593,586
Other receivables	232,276	293,088
Total current assets	8,279,284	5,655,514

Property and equipment, net	9,990,119	894,129
Security deposit	351,208	360,203
Total assets	$18,620,611	$6,909,846
LIABILITIES AND EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$2,060,447	$1,073,795
Commission payable	3,684,459	3,785,004
Accural and other current liabilities	2,917,683	5,874,187
Unearned revenues	3,191,206	3,198,776
Short-term loan	411,436	281,240
Contingent liabilities	204,141	214,019
Total current liabilities	12,469,372	14,427,021

Equity (deficiency)
EFT Holdings, Inc. stockholders' equity (deficiency):
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding		-
Common stock, $0.00001 par value, 4,975,000,000 shares authorized, 75,983,201 shares issued and outstanding at December 31, 2015 and March 31, 2015	760	760
Additional paid in capital	52,854,891	52,854,891
Retained deficit	(46,550,072)	(60,304,126)
Accumulated other comprehensive loss	(98,063)	(19,178)
Total EFT Holdings, Inc. stockholders’ equity (deficiency)	6,207,516	(7,467,653)
Non-controlling interest	(56,277)	(49,522)
Total equity (deficiency)	6,151,239	(7,517,175)
Total liabilities and equity (deficiency)	$18,620,611	$6,909,846

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014

Revenues, net	$75,358	$263,373	$297,072	$611,907
Shipping charges	5,715	74,724	42,239	188,133
Total revenues, net	81,073	338,097	339,311	800,040

Cost of revenues	47,239	109,013	163,148	249,544
Shipping costs	9,324	2,010	9,819	34,156
Total cost of revenues	56,563	111,023	172,967	283,700
Gross profit	24,510	227,074	166,344	516,340
Operating expenses:
Selling, general and administrative expenses	2,209,022	1,535,096	4,766,626	4,125,890
Provision for inventory obsolescence	190	32,942	6,599	152,173
Royalty expenses - related party	125,000	125,000	375,000	375,000
Total operating expenses	2,334,212	1,693,038	5,148,225	4,653,063
Operating loss	(2,309,702)	(1,465,964)	(4,981,881)	(4,136,723)
Other income/(expense)
Interest income	13,626	32,558	60,598	126,682
Interest expense	(1,091)	(41,795)	(44,510)	(114,051)
Settlement of previously accrued interest for income tax	-	-	962,991	-
Settlement of previously written-off investment	13,798,028	-	13,798,028	-
Loss on disposal of securities available for sale (includes $(14,492) and $(56,824) accumulated other comprehensive loss reclassifications for unrealized net gains on securities available for sale for the nine months ended December 31, 2015 and 2014, respectively)	(502)	(6,155)	(13,352)	(62,832)
Dividend income	-	-	-	8,787
Foreign exchange loss	(557)	(255)	(1,073)	(2,789)
Gain on sale of long-term investment	-	-	-	2,407,038
Other income	5,680	11,797	27,870	67,489
Total other income/(expense)	13,815,184	(3,850)	14,790,552	2,430,324

Income (loss) from continuing operations before income taxes	11,505,482	(1,469,814)	9,808,671	(1,706,399)
Income tax expense (benefit)	26,978	4,177	(3,938,628)	6,049
Income (loss) from continuing operations	11,478,504	(1,473,991)	13,747,299	(1,712,448)
Discontinued operations
Loss from operation of Excalibur	-	(29,606)	-	(27,018)
Loss from disposal of Excalibur	-	(2,622,906)	-	(2,622,906)
Total loss from discontinued operations	-	(2,652,512)	-	(2,649,924)
Net income (loss)	11,478,504	(4,126,503)	13,747,299	(4,362,372)
Loss from non-controlling interest	2,579	16,981	6,755	19,832
Net income (loss) attributable to EFT Holdings, Inc.	$11,481,083	$(4,109,522)	$13,754,054	$(4,342,540)

Net income (loss) per share – continuing operations
Basic and diluted	$0.15	$(0.02)	$0.18	$(0.02)

Net loss per share – discontinued operations
Basic and diluted	$-	$(0.03)	$-	$(0.03)

Net income (loss) per common share attributable to EFT Holdings, Inc.
Basic and diluted	$0.15	$(0.05)	$0.18	$(0.06)

Weighted average common shares outstanding
Basic and diluted	75,983,201	75,983,201	75,983,201	75,983,201

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014

Net income (loss)	$11,478,504	$(4,126,503)	$13,747,299	$(4,362,372)
Other comprehensive income/(loss)
Foreign currency translation adjustment	(27,913)	(847,715)	(67,633)	(582,804)
Unrealized income/(loss) on securities available for sale	6,842	(9,723)	(11,253)	50,227
Comprehensive income (loss)	11,457,433	(4,983,941)	13,668,413	(4,894,949)
Less: Comprehensive income/(loss) attributable to non-controlling interests	(2,579)	(30,689)	(6,755)	153,118
Comprehensive income (loss) attributable to EFT Holdings, Inc.	$11,460,012	$(4,953,252)	$13,675,168	$(5,048,067)

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	December 31,	December 31,
	2015	2014
Cash flows from operating activities:
Net income (loss) from continuing operations	$13,747,299	$(1,712,448)
Net loss from discontinued operations	-	(2,649,924)
Net income (loss)	13,747,299	(4,362,372)
Adjustments to reconcile net income (loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	128,657	143,137
Loss from securities available for sale	13,352	62,832
Provision for inventory obsolescence	6,599	152,173
(Gain)/loss on disposal of fixed assets	11,432	(1,725)
Settlement of previously accrued income tax, penalty and interest	(5,290,788)	-
Changes in operating assets and liabilities:
Inventories	59,991	175,671
Prepaid expenses	327,303	431,979
Accrual and other current assets	66,987	157,872
Accounts receivable	(9,704)	44,291
Accounts payable	987,516	1,575
Commission payable	(100,545)	(112,938)
Accrual and other current liabilities	2,362,449	140,681
Unearned revenues	(7,570)	(23,790)
Net cash provided by/(used in) continuing operations	12,302,978	(3,190,614)
Net cash provided by discontinued operations	-	2,649,924
Net cash provided by/(used in) operating activities	12,302,978	(540,690)

Cash flows from investing activities:
Additions to fixed assets	(9,300,890)	-
Proceeds from disposal of fixed assets	-	20,145
Purchase of securities available for sale	(34,969)	(3,188,408)
Proceeds from available for sale securities	1,294,384	5,186,716
Net cash provided by/(used in) continuing operations	(8,041,475)	2,018,453
Net cash provided by discontinued operations	-	-
Net cash provided by/(used in) investing activities	(8,041,475)	2,018,453

Cash flows from financing activities:
Repayment of short-term loan	(331,974)	(374,489)
Net cash used in continuing operations	(331,974)	(374,489)
Net cash provided by discontinued operations	-	-
Net cash used in financing activities	(331,974)	(374,489)

Effect of exchange rate changes on cash	(18,216)	70,797

Net increase in cash	3,911,313	1,174,071
Cash, beginning of period	2,332,595	1,770,206
Cash, end of period	$6,243,908	$2,944,277

Supplemental disclosures of cash flow information:
Interest paid in cash	$2,526	$4,377

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

Note 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $4,190,088 and an accumulated deficit of $46,550,072 as of December 31, 2015, and it reported net operating losses for the past three fiscal years. The accumulated deficit was reduced during the quarter ended December 31, 2015 by the recovery of approximately $13,800,000 relating to the provision for the investment in Taiwan that was written off. However, the Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital from external sources in order to continue the long-term efforts contemplated under its business plan. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2015 and the results of operations and cash flows for the periods ended December 31, 2015 and 2014. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine months ended December 31, 2015 are not necessarily indicative of the results to be expected for any subsequent periods or for the year ending March 31, 2016. The balance sheet at March 31, 2015 has been derived from the audited financial statements at that date.

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

Recent accounting pronouncements

There are no new accounting pronouncements adopted or enacted during the nine months ended December 31, 2015 that had, or are expected to have, a material impact on the Company’s financial statements.

Note 4 – SECURITIES AVAILABLE FOR SALE

Securities available for sale consist of the following:

	December 31, 2015
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Duration (1)
Corporate bonds	$290,625	$131	$(14,317)	$276,439	4.46
Corporate notes	571,458	3,727	(3,245)	571,940	2.32
Total debt securities	$862,083	$3,858	$(17,562)	$848,379

	March 31, 2015
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Duration (1)
Corporate bonds	$1,568,102	$13,350	$(5,245)	$1,576,207	4.79
Corporate notes	567,261	-	(11,071)	556,190	3.07
Total debt securities	$2,135,363	$13,350	$(16,316)	$2,132,397

(1)	Average remaining duration to maturity, in years.

All securities were classified as available for sale as of each date presented.

The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, as of December 31, 2015:

	Less than 1 year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Loss
Corporate bonds	$-	$-	$256,137	$(14,317)	$256,137	$(14,317)
Corporate notes	-	-	258,065	(3,245)	258,065	(3,245)
Total debt securities	$-	$-	$514,202	$(17,562)	$514,202	$(17,562)

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

There were 13 securities in an unrealized loss position at December 31, 2015. Management does not intend to sell any of the securities classified as available for sale which have unrealized losses and believes that it is not likely that the Company will have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased and are not the result of deteriorated credit quality. The fair value is expected to recover as the bonds approach their maturity or re-pricing date or if market yields for such investments decline. Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.

Investment securities with a book value of $1,307,736 were sold during the nine months ended December 31, 2015. The Company recognized a loss of $13,352 on the sale of those securities.

Note 5 – INVENTORIES

The components of inventories were as follows:

	December 31, 2015	March 31, 2015
Raw materials and supplies	$40,350	$42,302
Finished goods	194,908	261,546
	$235,258	$303,848

Note 6 - LOANS TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The Company uses the “EFT” name, a trademark owned and licensed to it by EFT Assets Limited, a company that Wendy Qin, a director of EFT International Ltd., served as a director until March 2015. The Company is required to pay an annual royalty to EFT Assets Limited equal to a percentage of its gross sales for the previous fiscal year. The percentage is 5% for the first $30 million in gross sales, 4% for the $10 million in gross sales in excess of $30 million, 3% for the $10 million in gross sales in excess of $40 million; 2% for the $10 million in gross sales in excess of $50 million; and 1% for the $10 million in gross sales in excess of $60 million, with a minimum annual royalty of $500,000. EFT Assets Limited is owned by a number of persons, including Wendy Qin. Ms. Qin is the sister of Jack Jie Qin, the Company’s president. In March 2015, Wendy Qin resigned her position as a director of EFT Assets Limited. During the nine months ended December 31, 2015 and 2014, the royalties paid to EFT Assets Limited for both periods were $375,000.

In March 2010, one of the Company’s subsidiaries, EFT International Ltd., entered into a consultancy agreement with JFL Capital Limited, a company in which Wendy Qin serves as a director and is one of the principal shareholders. Under this agreement, EFT International Ltd. engaged JFL Capital Limited to provide EFT International Ltd. consultancy services on administration, financial matters, corporate planning and business development commencing April 1, 2010, and the annual fee will be increased at the rate of $15,000 each year. The agreement may be terminated by either party on three months’ written notice. For the nine months ended December 31, 2015, professional fees payable to JFL Capital Limited was $292,500. For the nine months ended December 31, 2014, EFT International Ltd paid $281,250 to JFL Capital Limited.

Until June 24, 2015, the Company rented 2,500 square feet of office space for its satellite training center in Hong Kong. The office was located at Langham Office Tower, 8 Argyle Street, Kowloon, Hong Kong SAR. The space that was subject to the lease is owned by a number of persons, including Wendy Qin, a director of EFT (HK) Ltd and the sister of Jack Jie Qin, the Company’s president. Until March 31, 2014, the lease was for 6,500 square feet with a monthly rental of $30,900. On May 1, 2014, the Company reduced the rented space to 4,356 square feet in an effort to reduce the Company’s costs and the monthly rental was reduced to $23,972. On November 1, 2014, the Company further reduced the rented space to 2,500 square feet and the monthly rental was reduced to $10,735. Beginning on April 1, 2015 through June 24, 2015, the monthly rent for the 2,500 square feet of rented space increased to $15,319. The lease was terminated on June 24, 2015. During the nine months ended December 31, 2015 and 2014, the Company paid the lessor $42,893 and $191,794, respectively, in rent.

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

During the nine months ended December 31, 2014, the Company sold approximately 5 million shares of its holdings in CTX for approximately $2.5 million less commissions and other fees and reported a gain of approximately $2.4 million in the accompanying consolidated statement of operations.

Note 9 – SETTLEMENT OF PREVIOUSLY WRITTEN-OFF INVESTMENT

EFT Investment Co. Ltd., “EFT Investment”, is a wholly-owned subsidiary of the Company in Taiwan. Hong Dong Chen (a.k.a. Thomas Chen), the former General Manager and Director of EFT Investment, recommended that the Company purchase an industrial office building located in Taipei, Taiwan, the “Taiwan Building”. As one of the five towers of the “CBD Project”, of which Meifu Development Co., Ltd. (“Meifu”) and TransGlobe Life Insurance Inc. (“TransGlobe”) were two of the developers, the Taiwan Building consists of 14 floors and 144 parking spaces. Cheng Hao Peng (a.k.a. Tom Peng) exercised actual control over both Meifu and TransGlobe.

During the year ended March 31, 2012, EFT Investment paid NTD600 million (approximately $20.8 million) as a deposit to secure the right to purchase the Taiwan Building per the agreements governing the investment (the “Taiwan Building Agreements”). EFT Investment subsequently chose not to exercise any option it may have had to purchase the building from Meifu and TransGlobe under the Taiwan Building Agreements and suspended all future payments to either company. EFT Investment suspected that Thomas Chen had breached his fiduciary duties and had, jointly with Meifu and TransGlobe, committed fraud and misrepresentation related to the Taiwan Building transactions. The Company commenced civil proceedings against TransGlobe, MeiFu, Peng Cheng-Hao (President of Meifu) and Thomas Chen pertaining to the Taiwan Building transactions. On September 9, 2015, the court dismissed this legal action against all of the defendants.

As required by U.S. GAAP, the Company performed an impairment analysis related to the deposit on the Taiwan Building every year. As of March 31, 2014, full amount of deposit had been impaired. EFT Investment continued to vigorously pursue the recovery of the full value of the deposit on the Taiwan Building.

On October 15, 2015, the Company reached a settlement agreement with Meifu and TransGlobe. Pursuant to the settlement agreement, EFT Investment received an office building and associated land with fair market value of approximately NTD 305 million (approximately $9.3 million) and cash of approximately NTD 153 million (approximately $4.7 million) from Meifu and cash of approximately NTD 76 million (approximately $2.3 million) from TransGlobe. The Company recorded a gain of $13.8 million from this settlement, net of all related settlement charges, commissions and fees, in the quarter ended December 31, 2015. As part of the settlement agreement, the Company agreed that it would pay Meifu up to NTD130 million (approximately $4 million) and pay TransGlobe up to NTD13.5 million (approximately $0.4 million) if a certain tax return is not refund from the government. (See Note 11)

Note 10 – ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	December 31, 2015	March 31, 2015
Payroll liabilities	$44,690	$46,289
Warranty liabilities	1,647	2,025
Accrued expenses	2,720,893	384,135
Provision for tax	11,469	3,985,856
Interest and penalty for income tax accrued	135,090	1,452,479
Others	3,894	3,403
	$2,917,683	$5,874,187

Note 11 - CONTINGENT LIABILITIES

In 2009, the Company’s subsidiary, Tianquan, engaged a general contractor to construct a water manufacturing plant for RMB4,758,600 ($766,000). Upon completion, EFT inspected the plant and found several material construction defects, including, but not limited to, the fact that the contractor used inferior construction material, inconsistent construction plans and substandard insulation material. As a result, EFT conditioned its final construction payment to the contractor in the amount of RMB698,896 ($112,500) on the rectification of all construction defects. On March 22, 2012, the contractor brought a case against EFT in Baiquan People’s Court in Heilongjiang Province seeking approximately RMB1,912,000 of purported outstanding payments under the contract and interest thereon. On January 16, 2014, Tianquan received an unfavorable decision issued by Baiquan People’s Court in Heilongjiang Province awarding the contractor approximately RMB1,326,916 ($213,700) of purported outstanding payments under the contract and interest thereon. The Company filed an appeal with Qiqihar Intermediate People’s Court on January 27, 2014. On August 18, 2014, the Qiqihar Intermediate People’s Court issued a judgment rescinding the unfavorable decision issued by the Baiquan People’s Court and ordered the case to be reheard at the Baiquan People’s Court. On September 25, 2014, the Company received a favorable decision from Baiquan People’s Court as the court indicated that the company stamps affixed on all of the contractor’s legal documents were fake. On November 5, 2014, the sub-contractor brought another civil case against Tianquan in the Baiquan People’s Court in Heilongjiang Province seeking RMB1,123,266.06 of purported outstanding payments under the same contract and interest thereon. On December 8, 2014, Tianquan filed a civil lawsuit against the sub-contractor for compensation for material construction defects. On January 5, 2016, the Company’s subsidiary, Tianquan, received an unfavorable decision issued by Baiquan People’s Court awarding the contractor approximately RMB827,000 of purported outstanding payments under the contract and interest thereon. The Court ordered the subcontractor to reimburse the amount of RMB120,000 for testing fees to the Company. The Company filed an appeal of the two cases and the final resolutions are now pending.

On October 15, 2015, the Company reached a settlement agreement with Meifu and TransGlobe. Pursuant to the settlement agreement, EFT Investment received an office building and associated land (see note 9). As part of the settlement agreement, the Company agreed that it would pay Meifu up to NTD130 million (approximately $4 million) and pay TransGlobe up to NTD13.5 million (approximately $0.4 million) if a certain tax refund is not received from the government.

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

The Company renewed coverage for the 2014-2015 period and received a new loan in the amount of $503,200 from IFI to finance the directors’ and officers’ insurance premium bearing an interest rate of 3.60% per annum. The loan was to be repaid over a nine-month period beginning on December 15, 2014. The terms of the agreement allowed for the Company to make nine equal payments of $56,753 each.

The Company renewed coverage for the 2015-2016 periods and received a new loan in the amount of $462,170 from IFI to finance the directors’ and officers’ insurance premium bearing an interest rate of 3.60% per annum. The loan was to be repaid over a nine-month period beginning on December 15, 2015. The terms of the agreement allowed for the Company to make nine equal payments of $52,126 each.

Note 13 – WARRANTS

As of March 31, 2014, the Company’s subsidiary Digital had 2,000,000 common stock warrants outstanding and 330,665 Series A warrants and 330,665 Series B warrants outstanding, which were accounted for as equity instruments. The 2,000,000 common stock warrants expired on June 1, 2014 and permitted the holders to purchase one share of Digital’s common stock at an exercise price of $1.00 per share. The Series A warrants and Series B warrants expired on September 30, 2014 and permitted the holders to purchase one share of Digital’s common stock at an exercise price of $1.00 per share and $1.25 per share, respectively. There were no warrants exercised in the nine months ended December 31, 2015 and 2014, respectively.

Note 14 - INCOME TAXES

The Company was incorporated in the United States and has operations in five tax jurisdictions - the United States, the Hong Kong Special Administrative Region, “HK SAR”, mainland China, Taiwan, and the BVI.

The Company generated substantially all of its net income from its BVI operations for the nine months ended December 31, 2015 and 2014. According to BVI tax law, this income is not subject to any taxes. The Company’s HK SAR subsidiaries are subject to a 16.5% profit tax based on its taxable net profit. EFT (HK) Ltd provides management service to a BVI subsidiary, and the BVI subsidiary reimburses EFT (HK) Ltd for its total operating expenses plus a 5% mark up, and the income is subject to a 16.5% profit tax. The deferred tax assets for the Company’s US operations were immaterial for the nine months ended December 31, 2015 and 2014.

The Company’s Taiwan subsidiary, EFTI, and its factory in mainland China are subject to a 17% and 25% standard enterprise income tax, respectively, based on its taxable net profit. These operations have incurred net accumulated operating losses for income tax purposes and management believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, it has provided full valuation allowance for the deferred tax assets arising from the losses as of December 31, 2015 and 2014.

The income tax expense (benefit) consists of the following:

	Nine Months Ended December 31,
	2015	2014
Current:
Domestic – Federal	$-	$-
– State	29,056	5,072
Foreign	(2,078)	977
Effect of IRS audit	(3,965,606)	-
Income tax expense (benefit)	$(3,938,628)	$6,049

A reconciliation of income taxes, with the amounts computed by applying the statutory federal income tax rate, 37% for the nine months ended December 31, 2015 and 2014, to income before income taxes for the nine months ended December 31, 2015 and 2014, is as follows:

	Nine Months Ended December 31,
	2015	2014
Income tax provision (benefit) at U.S. statutory rate	$4,349,156	$(1,594,505)
State tax	29,056	5,072
Deferred tax valuation allowance	(4,201,379)	1,591,128
Nondeductible expenses	(147,777)	3,377
Foreign subsidiary income tax	(2,078)	977
Effect of IRS audit	(3,965,606)	-
Income tax expense (benefit)	$(3,938,628)	$6,049

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

In December 2015, the Company received a Notice of Federal Tax Lien for $220,000 for civil penalties related to the tax periods ending December 31, 2013 and 2014. The Company believes that the Company’s tax returns, which are based on a fiscal year end of March 31, were filed timely and has contested the IRS’s claims.

In January 2016, the Company received a Notice of Penalty Charges of $110,000 for civil penalties related to the tax period ending December 31, 2015. The Company believes that the Company’s tax returns, which are based on a fiscal year end of March 31, were filed timely and has contested the IRS’s claims.

Note 15 – SEGMENT INFORMATION

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

The following tables provide the business segment information as of and for the three and nine months ended December 31, 2015 and 2014. Income tax allocations have been determined based on statutory rates in the applicable business segment.

	Three months ended December 31, 2015
	Online	Beverage	Unallocated
	business	business	items	Total
Total revenues, net	$81,073	$-	$-	$81,073
Total cost of revenues	(56,563)	-	-	(56,563)
Gross profit	24,510	-	-	24,510
Operating expenses:
Selling, general and administrative expenses	493,735	60,067	1,655,220	2,209,022
Provision for inventory obsolescence	190	-	-	190
Royalty expenses	125,000	-	-	125,000
Total operating expenses	618,925	60,067	1,655,220	2,334,212
Net operating loss	(594,415)	(60,067)	(1,655,220)	(2,309,702)
Other income	15,063	-	13,800,121	13,815,184
Allocated income tax benefit (expense)	2,078	-	(29,056)	(26,978)
Income (loss) after income tax	(577,274)	(60,067)	12,115,845	11,478,504

Total long-lived assets	1,821	729,124	9,259,174	9,990,119

Additions to long-lived assets	-	-	9,299,641	9,299,641

	Three months ended December 31, 2014
	Online business	Beverage business	Unallocated items	Total
Total revenues, net	$338,097	$-	$-	$338,097
Total cost of revenues	(111,023)	-	-	(111,023)
Gross profit	227,074	-	-	227,074
Operating expenses:
Selling, general and administrative expenses	540,262	52,367	942,467	1,535,096
Provision for inventory obsolescence	32,942	-	-	32,942
Royalty expenses	125,000	-	-	125,000
Total operating expenses	698,204	52,367	942,467	1,693,038
Net operating loss	(471,130)	(52,367)	(942,467)	(1,465,964)
Other income/(expense)	23,568	(16)	(27,402)	(3,850)
Allocated income tax expense	(977)	-	(3,200)	(4,177)
Loss after income tax	(448,539)	(52,383)	(973,069)	(1,473,991)

Total long-lived assets	28,319	907,576	1,937	937,832

Additions to long-lived assets	-	-	-	-

	Nine months ended December 31, 2015
	Online	Beverage	Unallocated
	business	business	items	Total
Total revenues, net	$339,311	$-	$-	$339,311
Total cost of revenues	(172,967)	-	-	(172,967)
Gross profit	166,344	-	-	166,344
Operating expenses:
Selling, general and administrative expenses	1,347,607	147,357	3,271,662	4,766,626
Provision for inventory obsolescence	6,599	-	-	6,599
Royalty expenses	375,000	-	-	375,000
Total operating expenses	1,729,206	147,357	3,271,662	5,148,225
Net operating loss	(1,562,862)	(147,357)	(3,271,662)	(4,981,881)
Other income	56,503	1	14,734,048	14,790,552
Allocated income tax benefit	2,078	-	3,936,550	3,938,628
Income (loss) after income tax	(1,504,281)	(147,356)	15,398,936	13,747,299

Total long-lived assets	1,821	729,124	9,259,174	9,990,119

Additions to long-lived assets	1,249	-	9,299,641	9,300,890

	Nine months ended December 31, 2014
	Online business	Beverage business	Unallocated items	Total
Total revenues, net	$800,040	$-	$-	$800,040
Total cost of revenues	(283,700)	-	-	(283,700)
Gross profit	516,340	-	-	516,340
Operating expenses:
Selling, general and administrative expenses	1,435,612	166,824	2,523,454	4,125,890
Provision for inventory obsolescence	152,173	-	-	152,173
Royalty expenses	375,000	-	-	375,000
Total operating expenses	1,962,785	166,824	2,523,454	4,653,063
Net operating loss	(1,446,445)	(166,824)	(2,523,454)	(4,136,723)
Other income	110,289	4,770	2,315,265	2,430,324
Allocated income tax expense	(977)	-	(5,072)	(6,049)
Loss after income tax	(1,337,133)	(162,054)	(213,261)	(1,712,448)

Total long-lived assets	28,319	907,576	1,937	937,832

Additions to long-lived assets	-	-	-	-

Note 16 – LITIGATION

On October 1, 2010, EFT Investment Co. Ltd., “EFTI”, filed a lawsuit against Hsiao Zhong-Xing, former general manager of Excalibur, and Lu Zhuo-Jun, former vice general manager of Excalibur, collectively “Defendants,” in the Taiwan Shihlin District Prosecutor’s Office. EFTI alleges, among other things, that Defendants committed the offences of capital forging, fraud, breach of trust, and document fabrication. On April 30, 2013, the Taiwan Shihlin District Court found that both Hsaio Zhong-Xing and Lu Zhuo-Jun were guilty of fraudulent increase of paid-up capital and dismissed all other charges. As a result, Hsiao Zhong-Xing received a six-month jail sentence and Lu Zhuo-Jun received a five-month jail sentence. Both of their jail sentences can be converted into a fine. On May 27, 2013, the Shihlin District Prosecutor filed an appeal in the Taiwan High court for reconsideration of the judgment entered by the District Court. On February 19, 2014, the Taiwan High Court sustained the District Court’s decision and found Hsaio Zhong-Xing guilty and sentenced him to a mandatory ten-month jail sentence; and found Lu Zhuo-Jun guilty and sentenced him to a mandatory eight-month jail sentence. This decision is final and confirmed. Based on the Taiwan Shihlin District Court’s judgment of fraudulent increase of paid-up capital, Excalibur filed a civil lawsuit against Hsiao Zhong-Xing, Lu Zhuo-Jun and Jiao Ren-He on January 7, 2014 for the unpaid capital amount of NTD 475,312,500. On January 13, 2015, being the largest creditor of Excalibur, EFTI filed a submission to the court to apply to join the case and the court’s decision is pending. On April 14, 2015, Excalibur filed with the court to withdraw the case and the court approved.

EFTI filed a civil lawsuit against Jiao Ren-Ho, Chang Hui-Ying, Hsiao Zhong-Xing, and Lu Zhuo-Jun, collectively “Defendants,” in the Taiwan Shihlin District court on February 12, 2010. EFTI alleges Defendants committed tortious acts, including but not limited to the offences of capital forging, fraud, breach of trust and document fabrication. The Shihlin District Court found in favor of all Defendants in the case. EFTI filed an appeal in the appellate court for reconsideration of the judgment entered by the District Court. The appellate court remanded the case to District Court for a second review and the District Court found in favor of all defendants for the second time. EFTI therefore filed a second appeal in the appellate court for reconsideration of the judgment entered by the District Court. On December 7, 2015, the appellate court dismissed the appeal.

Marinteknik Shipbuilders (S) Pte Ltd., a Singapore company, filed a lawsuit against Excalibur in the Taiwan Taichung District Court on July 9, 2009 for unpaid service fees and out-of-pocket expenses of NTD 8,050,832, equivalent to approximately $254,700. On August 20, 2009, the Taiwan Taipei district court froze Excalibur’s cash of $203,402 in response to the suit. A contingent liability for the restricted cash has been recorded. As EFTI is Excalibur’s largest creditor, in consideration of recovering the frozen cash, EFTI filed a submission to the court to apply to join the case on January 13, 2015. On June 16, 2015, the Taiwan High Court Taichung Branch Court sustained the decision of the Taiwan Taichung District Court in favor of Marinteknik. As Excalibur is no longer EFTI’s subsidiary, EFTI cannot appeal the case and the case has been closed.

On August 2, 2010, the Company commenced a legal proceeding against Marinteknik Shipbuilders (S) Pte Ltd. and six other persons in the High Court of the Republic of Singapore alleging fraud, misrepresentation, and deceit on the part of the defendants with respect to the Company’s investment in Excalibur. The Company claims that the wrongful actions of the defendants resulted in damages of $19,000,000 to the Company. On December 11, 2012, the High Court issued a decision whereby it dismissed the Company’s actions against Marinteknik and Lim Lan Eng (Priscilla), a director of Marinteknik. On January 8, 2013, the Company filed an appeal against the decision made by the High Court. On November 29, 2013, the appellate court issued its order and sustained the High Court’s decision and awarded legal fees to the defendants. The Company has accrued a liability in the amount of $200,000 for the legal costs. The High Court dismissed the appeal by the Company, but criticized the defendants, stating that their actions were “wholly lacking in probity” and “likely also to have been unlawful”. After seeking further legal advice and balancing all factors, however, it was decided that commencing further legal proceedings on this matter is not beneficial to the commercial interests of the Company. On October 15, 2015, the High Court determined that the Company is obligated to bear the defendants’ legal costs of approximately SGD307,000.

In 2009, the Company’s subsidiary, Heilongjiang Tianquan Manor Soda Drinks Co. Ltd., “Tianquan”, engaged a general contractor, the “Contractor”, to construct a water manufacturing plant, the “Plant”, for RMB4,758,600 ($776,300). Upon completion, the Company inspected the Plant and found several material construction defects, including, but not limited to, the fact that the Contractor used inferior construction material, inconsistent construction plans and substandard insulation material. As a result, in 2010, the Company conditioned its final construction payment to the Contractor in the amount of RMB698,896 ($112,500) on the rectification of all construction defects. On March 22, 2012, the Contractor brought a case against Tianquan in Baiquan People’s Court in Heilongjiang Province seeking approximately RMB1,912,000 of purported outstanding payments under the contract and interest thereon. On January 16, 2014, the Company’s subsidiary, Tianquan, received an unfavorable decision issued by Baiquan People’s Court in Heilongjiang Province awarding the contractor approximately RMB1,326,916 of purported outstanding payments under the contract and interest thereon. Tianquan filed an appeal with the Qiqihar Intermediate People’s Court on January 27, 2014. On August 18, 2014, the Qiqihar Intermediate People’s Court issued a judgment rescinding the unfavorable decision issued by the Baiquan People’s Court and ordered the case to be reheard at the Baiquan People’s Court. On September 25, 2014, Tianquan received a favorable decision from Baiquan People’s Court as the court indicated that the company stamps affixed to all of the Contractor’s legal documents were fake. On November 5, 2014, the sub-contractor brought another civil case against Tianquan in the Baiquan People’s Court in Heilongjiang Province seeking RMB1,823,787 of purported outstanding payments under the same contract and interest thereon. On December 8, 2014, Tianquan filed a civil lawsuit against the sub-contractor for compensation for material construction defects. On December 31, 2015, the two cases were reheard at the Baiquan People’s Court and the sub-contractor changed the claim in the amount of RMB1,123,266. On January 5, 2016, the Company’s subsidiary, Tianquan, received an unfavorable decision issued by Baiquan People’s Court awarding the contractor approximately RMB827,000 of purported outstanding payments under the contract and interest thereon. The Court ordered the subcontractor to reimburse the amount of RMB120,000 for testing fees to the Company. The Company filed an appeal of the two cases and the final resolutions are now pending.

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

On September 9, 2015, the court dismissed this legal action against all of the defendants with prejudice. A subsequent settlement was reached on October 15, 2015 by all parties. As part of the terms of the settlement, the Company will receive both real property and cash valued at approximately $16.5 million.

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

On January 30, 2015, a class action entitled Wang, et al. v. EFT Holdings, Inc., et al. was filed on behalf of a putative class of all purchasers of the Company’s products against the Company and certain of its current and former officers and directors in the United States District Court for the Central District of California. On April 14, 2015, Plaintiffs filed a first amended complaint. On April 29, 2015, the court consolidated this action with the Li, et al. v. Qin, et al. and Li, et al. v. EFT Holdings, Inc., et al. actions. On May 7, 2015, Plaintiffs filed a motion for class certification, which the Company opposed. On May 11, 2015, Plaintiffs filed a second amended and consolidated complaint, alleging claims for operation of an endless chain scheme, deception and common law fraud, unfair competition, false advertising, and RICO violations. On August 11, 2015, Plaintiffs filed their third amended complaint.  On September 1, 2015, the Company filed an answer to the third amended complaint.  On September 22, 2015, the Company filed an amended answer to the third amended complaint.  On November 30, 2015, the Company filed, with leave of court, its second amended answer to the third amended complaint. On December 14, 2015, the court denied Plaintiffs’ motion for class certification. As a result of the court’s denial of class certification, on January 22, 2016, Plaintiffs moved to dismiss their claims against the Company without prejudice and without costs. On February 12, 2016, the court granted Plaintiffs’ motion to dismiss in part, ordering that Plaintiffs may dismiss their claims without prejudice upon payment of the Company’s taxable costs. The Company believes that Plaintiffs’ claims are without merit and, in the event they are not voluntarily dismissed, the Company intends to defend against them vigorously.

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

On April 18, 2014, George Curry filed a Notice of Removal for the above action to be brought in the District Court of California, Los Angeles (Western District). In the same action, he brought a counterclaim against the Company, Jack Qin and Pyng Soon and sought implied and equitable indemnity, declaratory relief and apportionment of fault. On or around December 11, 2014, George Curry filed a motion for summary judgment against the Company and all other cross-defendants in the matter. The motion was heard on February 26, 2015, wherein the court denied George Curry’s motion. Thereafter, a second motion for summary judgment was filed by Mr. Curry. That motion was denied as well. The final resolution of the entire matter is still pending. Trial is currently scheduled for September 27, 2016. In addition, the Court consolidated the trial of this matter with that of the Company’s lawsuit against CTX, Buckman, Buckman & Reid and Peter Lau.

On March 4, 2015, the Company filed a civil lawsuit in the United States District Court, Central District of California, against CTX, Buckman, Buckman & Reid, Cliff Rhee and Peter Lau alleging breach of covenant of good faith and fair dealing, breach of fiduciary duty, fraud, misrepresentation, concealment, negligent misrepresentation and negligence.

On April 14, 2015, Defendant CTX filed a motion to dismiss. On May 28, 2015, the court granted CTX’s motion, in part, with leave to amend. The Company filed a First Amended Complaint on June 8, 2015, asserting causes of action for: (1) breach of covenant of good faith and fair dealing; (2) breach of fiduciary duty; (3) fraud-misrepresentation; and (4) fraud-concealment. On June 24, 2015, CTX filed an answer to the First Amended Complaint. Buckman, Buckman & Reid and Peter Lau also filed a motion to dismiss the Complaint. The Court granted the motion with respect to the breach of fiduciary duty claim, with leave to amend, but denied it as to all other claims. After the Company’s filing of its First Amended Complaint, Buckman, Buckman & Reid and Peter Lau filed an answer to the First Amended Complaint on July 9, 2015.

On June 22, 2015, a complaint entitled Greenstone Holdings, Inc. v. EFT Holdings, Inc., et al. was filed in the United States District Court for the Central District of California, asserting a claim for express indemnity against the Company. The Company believes that the claim asserted is without merit and intends to defend against it vigorously. Discovery is currently ongoing, and trial is presently scheduled to commence on May 10, 2016.

Note 17 - SUBSEQUENT EVENTS

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

As of February 16, 2016, the Company had received 1,259,007 orders from its Affiliates, most of whom were located in China and Hong Kong. For the nine months ended December 31, 2015, the Company did not have any sales activities in the United States. None of the Company’s Affiliates account for a significant portion of its business.

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

On April 1, 2012, the Company assigned network access rights to ToByTo Limited, “ToByTo”, a third-party company. The network access rights to ToByTo Limited include the right to access EFT’s Affiliate database for ToByTo’s marketing campaign, and provides access to EFT’s e-money system to facilitate sales activities. ToByTo, in return, compensates EFT by paying access fees in an amount equal to 10% of the respective enrollment fee of every Affiliate who enters the ToByTo e-phone program or another agreed upon amount. During the nine months ended December 31, 2015 and 2014, the Company agreed to waive the access fees in lieu of ToByTo agreeing to purchase a portion of the Company’s overstocked inventory.

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

On April 1, 2012, the Company assigned network access rights to eZGT Limited, a third party. The network access rights to eZGT Limited include the right to access EFT’s Affiliate database for eZGT’s marketing campaign, and provides access to EFT’s e-money system to facilitate sales activities. eZGT Limited, in return, compensates EFT by paying access fees in an amount equal to 10% of the respective enrollment fee of every Affiliate who enters the $300 and $3,000 travel programs or another agreed upon amount. However, for Affiliates who enter the $800 and $8,000 travel programs, eZGT will only pay access fees in the amount of $30 and $300, respectively. During the nine months ended December 31, 2015 and 2014, the Company agreed to waive the access fees in lieu of eZGT Limited agreeing to purchase a portion of the Company’s overstocked inventory for an agreed upon period of time.

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

Results of Operations

Comparison for the Three Months Ended December 31, 2015 and 2014

Revenues, net

Revenues, net decreased to approximately $75,000 for the three months ended December 31, 2015 from approximately $263,000 for the three months ended December 31, 2014 primarily due to a decrease in product sales demand. Revenues, net excludes revenue from shipping charges and reflects the deduction of commission expense. The Company’s policy is to pay commissions to Affiliates upon receipt of sales orders even before revenue can be recognized. In addition, sales orders dropped from $ 460,410 to $26,260 which caused commission expense to decrease to $11,430 for the three months ended December 31, 2015 from $270,350 for the three months ended December 31, 2014. Gross sales of products declined from approximately $489,000 for the three months ended December 31, 2014 to $32,800 for the three months ended December 31, 2015, or 93.3%. The sales of promotional products increased to approximately $54,000 for the three months ended December 31, 2015 from $45,000 for the three months ended December 31, 2014.

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

Shipping charges

Shipping charges decreased to approximately $5,700 for the three months ended December 31, 2015 from approximately $75,000 for the three months ended December 31, 2014 mainly due to a significant decrease in sales.

Cost of revenues

Cost of revenues consists mainly of merchandise purchased from vendors. Cost of revenues decreased to approximately $47,000 for the three months ended December 31, 2015 from approximately $109,000 for the three months ended December 31, 2014. Cost of revenues as a percentage of revenues for the three months ended December 31, 2015 was 62.7%, which is 21.3% higher than the same period last year mainly due to an increase in vendor price and promotional sales of products at cost during the period.

Gross profit

Gross profit decreased to approximately $25,000 for the three months ended December 31, 2015 compared to approximately $227,000 for the three months ended December 31, 2014. Gross profit, as a percentage of total revenues, was 30.2% during the current period compared with 67.2% for the three months ended December 31, 2014. The decrease in gross profit as a percentage of total revenues was due to an increase in shipping costs to approximately $9,300 for the three months ended December 31, 2015 from $2,000 for the three months ended December 31, 2014 and an increase in vendor prices and promotional sales of products at cost during the period.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to approximately $2,209,000 for the three months ended December 31, 2015 compared to $1,535,000 for the three months ended December 31, 2014, mainly due to a significant increase in legal fees.

Inventory obsolescence

Inventory obsolescence decreased to $190 for the three months ended December 31, 2015 as compared to $33,000 for the three months ended December 31, 2014, mainly due to significantly lower amounts of inventory either at or nearing obsolescence in the current period as compared to the same period last year.

Royalty expenses

Royalty expenses remained at $125,000 for the three months ended December 31, 2015 and 2014. Since the current year annualized sales do not meet the minimum sales required to comply with the terms of the agreement, an adjustment was made during the period ended December 31, 2015 to recognize the expense based on the prorated minimum contract amount instead of actual sales revenues.

Interest income

Interest income decreased to approximately $14,000 for the three months ended December 31, 2015 as compared to approximately $33,000 for the three months ended December 31, 2014. Interest income decreased primarily due to a decrease in investments in corporate bonds as compared to the prior period.

Interest expense

Interest expense decreased to approximately $1,000 for the three months ended December 31, 2015 as compared to $42,000 for the three months ended December 31, 2014. The decrease was mainly due to the decrease in accrued interest by approximately $40,000 related to the provision for tax liabilities for the years 2008 to 2010 in the three months ended December 31, 2014.

Settlement of previously written-off investment

Income of approximately $13,800,000 in the three months ended December 31, 2015 related mainly to the recovery of the prepayment for the investment in Taiwan in the amount of approximately $18,200,000, which had been written off, after an offset for handling fees and commissions in the amount of approximately $4,400,000 pursuant to the settlement agreement with Meifu and TransGlobe. The settlement agreement was signed in October 2015 and the Company received a refund from Meifu and TransGlobe in the form of cash and property in the amount of approximately $16,500,000 for settling its investment in Taiwan.

Other income (expense)

Other income decreased to approximately $5,700 for the three months ended December 31, 2015 from approximately $11,800 for the three months ended December 31, 2014. The decrease in other income was mainly due to a decrease in sales of expired products.

Income tax expense (benefit)

Income tax expense was approximately $27,000 for the three months ended December 31, 2015 as compared to expenses of approximately $4,200 for the three months ended December 31, 2014. The increase is mainly due to additional tax recorded per amended federal and state tax returns filed in December 2015.

Results of Operations

Comparison for the Nine Months Ended December 31, 2015 and 2014

Revenues, net

Revenues, net decreased to approximately $297,000 for the nine months ended December 31, 2015 from approximately $612,000 for the nine months ended December 31, 2014, primarily due to a decline in sales demand from the Company’s Affiliates. Revenues, net excludes revenue from shipping charges and reflects the deduction of commission expense. The Company’s policy is to pay commissions to Affiliates upon receipt of sales orders even before revenue can be recognized. In addition, sales orders dropped from $1,206,000 to $334,000 which caused commission expense to decrease to $191,000 for the nine months ended December 31, 2015 from $703,000 for the nine months ended December 31, 2014. Gross sales of products declined from approximately $1,228,000 to $341,000, or 72.2%.

Shipping charges

Shipping charges decreased to approximately $42,000 for the nine months ended December 31, 2015 from approximately $188,000 for the nine months ended December 31, 2014 mainly due to a decrease in sales.

Cost of revenues

Cost of revenues decreased to approximately $163,000 for the nine months ended December 31, 2015 from approximately $250,000 for the nine months ended December 31, 2014, due to a reduction in sales. Cost of revenues of products declined by 34.8% from $250,000 for the nine months ended December 31, 2014 to $163,000 for the nine months ended December 31, 2015 mainly due to the sales of promotional products of $87,000 and $147,000, respectively for the same periods. Despite the items that were sold at discounted prices, cost of revenues as a percentage of revenues for the nine months ended December 31, 2015 was 54.9%, which was 14.1% higher than the same period last year mainly due to vendor price increases during the period.

Gross profit

Gross profit decreased to approximately $166,000 for the nine months ended December 31, 2015 compared to approximately $516,000 for the nine months ended December 31, 2014. Gross profit, as a percentage of total revenues, was 49% during the current period compared with 64.5% for the nine months ended December 31, 2014. The decrease in gross profit was due to a reduction in gross sales and the high volume of sales of promotional products at cost during the current period.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to approximately $4,770,000 for the nine months ended December 31, 2015 compared to approximately $4,126,000 for the nine months ended December 31, 2014 mainly due to an increase in legal fees during the period.

Inventory obsolescence

Inventory obsolescence decreased to $6,600 for the nine months ended December 31, 2015 as compared to $152,000 for the nine months ended December 31, 2014, mainly due to significantly lower amounts of inventory either at or nearing obsolescence in the current period as compared to the nine months ended December 31, 2014.

Royalty expenses

Royalty expenses remained at $375,000 for the nine months ended December 31, 2015 and 2014.

Interest income

Interest income decreased to approximately $61,000 for the nine months ended December 31, 2015 as compared to approximately $127,000 for the nine months ended December 31, 2014. Interest income decreased primarily due to a decrease in investments in corporate bonds as compared to the prior period.

Interest expense

Interest expense decreased to approximately $45,000 for the nine months ended December 31, 2015 as compared to approximately $114,000 for the nine months ended December 31, 2014. The decrease was mainly due to the decrease in accrued interest expenses by approximately $80,000 related to the provision for tax liabilities for the years 2008 to 2010 in the nine months ended December 31, 2014.

Settlement of previously written-off investment

Income of approximately $13,800,000 in the nine months ended December 31, 2015 related mainly to the recovery of the prepayment for the investment in Taiwan in the amount of approximately $18,200,000, which had been written off, after an offset for handling fees and commissions in the amount of approximately $4,400,000 pursuant to the settlement agreement with Meifu and TransGlobe. The settlement agreement was signed in October 2015 and the Company received a refund from Meifu and TransGlobe in the form of cash and property in the amount of approximately $16,500,000 for settling its investment in Taiwan.

Gain on sales of long-term investment

The gain for the nine months ended December 31, 2015 was nil as compared to approximately $2,400,000 for the nine months ended December 31, 2014. The decrease was mainly due to the sales by the Company of CTX shares in the amount of approximately $2.4 million that it had previously written off.

Other income (expense)

Other income decreased to approximately $28,000 for the nine months ended December 31, 2015 from approximately $67,000 for the nine months ended December 31, 2014. The decrease in other income was mainly due to a decrease in sales of expired products.

Settlement of previously accrued interest for income tax

In September 2015, the Company reversed accrued interest of approximately $963,000 related to the settlement of the provision for tax liabilities for the years 2008 to 2010 confirmed by the final report received from the IRS.

Income tax expense (benefit)

Income tax benefit was approximately $3,940,000 for the nine months ended December 31, 2015 as compared to expenses of approximately $6,000 for the nine months ended December 31, 2014. The change was mainly due to the reversal of the over-accrual for the provision of tax liabilities for the years 2008 to 2010 confirmed by the final report received from the IRS in September 2015.

Capital Resources and Liquidity

The following table shows the Company’s sources of cash for the nine months ended December 31, 2015 and 2014.

	Nine Months Ended December 31,
	2015	2014
Net cash provided by (used in) operating activities	$12,302,978	$(540,690)
Net cash provided by (used in) investing activities	(8,041,475)	2,018,453
Net cash used in financing activities	(331,974)	(374,489)
Effect of exchange rate changes on cash	(18,216)	70,797
Net increase in cash	$3,911,313	$1,174,071

Operating activities

For the nine months ended December 31, 2015, net cash provided by operating activities was $12,302,978. This was primarily due to net income of $13,747,299 adjusted by non-cash related expenses that included depreciation expense of $128,657, loss on disposal of fixed assets $11,432, losses realized from the sales of securities available for sale of $13,352 and a net decrease in working capital items of $3,686,427 which were offset by the settlement of previously accrued income tax, penalty and interest of $5,290,788.

For the nine months ended December 31, 2014, net cash used in operating activities was $540,690. This was primarily due to a net loss of $4,362,372 adjusted by non-cash related expenses that included depreciation expense of $143,137, provision for inventory obsolescence of $152,173, a net decrease in working capital items of $815,341 and losses realized from the sales of securities available for sale of $62,832.

Investing activities

Net cash used in investing activities for the nine months ended December 31, 2015 was $8,041,475, primarily due the property transfer from Meifu of $9,300,890 pursuant to the settlement agreement and offset by the proceeds from the sale of corporate bonds of $1,294,384.

Net cash provided by investing activities for the nine months ended December 31, 2014 was $2,018,453, mainly due to proceeds from the sale of corporate bonds of $5,186,716, which were partially offset by the purchase of $3,188,408 of corporate bonds.

Financing activities

Net cash used in financing activities for the nine months ended December 31, 2015 was $331,974, due to the repayment of a short-term loan for financing of the Company’s current year directors’ and officers’ liability insurance policy. For more information please see Note 12 to the consolidated financial statements in this Report.

Net cash used in financing activities for the nine months ended December 31, 2014 was $374,489, primarily due to repayment of a short-term loan for financing of the Company’s directors’ and officers’ insurance policy.

Working Capital

	December 31, 2015	March 31, 2015
Current assets	$8,279,284	$5,655,514
Current liabilities	12,469,372	14,427,021
Working capital (deficiency)	$(4,190,088)	$(8,771,507)

Historically, cash and cash equivalents and securities available for sale have been the Company’s primary sources of liquidity. The Company believes its existing cash and cash equivalents will not be sufficient to meet its working capital requirements for the next 12-month period. The overall working capital position improved to a deficiency of $4.2 million at December 31, 2015 compared to a deficiency of $8.8 million at March 31, 2015 as a result of the reversal of more than $5.2 million of tax liabilities associated with the final report received from the IRS in September 2015.

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

There is substantial doubt about the Company’s ability to continue as a going concern as the continuation of the Company’s business is dependent upon obtaining further long-term financing. The issuance of additional equity securities by the Company could result in a significant dilution of the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments.

Balance Sheet Items

Material changes in the Company’s balance sheet items between December 31, 2015 and March 31, 2015 are discussed below:

Securities Available for Sale

Securities available for sale decreased to $848,379 at December 31, 2015 compared to $2,132,397 at March 31, 2015, as the Company sold certain securities to fund operations.

Inventories

Inventory decreased to $235,258 at December 31, 2015 compared to $303,848 at March 31, 2015 due to the sale of overstocked products or products nearing expiration during the nine months ended December 31, 2015 to third parties, since the Company only orders products on an “as needed” basis to avoid overstocking and lower inventory levels are adequate to meet the current demand.

Property and Equipment

Property and equipment increased to $9,990,119 at December 31, 2015 compared to $894,129 at March 31, 2015, as a result of additional property in the amount of approximately $9,300,000 transferred by Meifu for settling the Company’s investment in Taiwan and scheduled depreciation expense being recorded.

Accounts Payable

Accounts payable increased to $2,060,447 at December 31, 2015 compared to $1,073,795 at March 31, 2015 due to an increase in unpaid legal fees during the period.

Commission Payable

Commission payable slightly decreased to $3,684,459 at December 31, 2015 compared to $3,785,004 at March 31, 2015 due to lower commissions earned by Affiliates during the nine months ended December 31, 2015.

Accrual and Other Current Liabilities

Other liabilities decreased to $2,917,683 at December 31, 2015 compared to $5,874,187 at March 31, 2015. The decrease of $2,956,504 is mainly due to the reversal of an accrual of tax liabilities associated with the IRS audit for the years 2008-2010 and offset by commission payable pursuant to the settlement agreement relating to the Company’s investment in Taiwan. As discussed earlier, the final report received from the IRS in September 2015 stated that the Company did not owe any additional taxes for these periods with the exception of $117,000 of tax and penalty related to the untimely filing of the 2008 and 2009 tax returns.

Unearned Revenue

Unearned revenue slightly decreased to $3,191,206 at December 31, 2015 compared to $3,198,776 at March 31, 2015 due to the recording of unearned revenue resulting from temporary delays associated with the recognition of revenue related to the sale of products or services to Affiliates.

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments as of December 31, 2015 did not materially change from the amounts set forth in its Annual Report on Form 10-K for the year ended March 31, 2015.

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

Critical Accounting Policies and Estimates

The Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, “U.S. GAAP”. The Company’s significant accounting policies are discussed in Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2015, as filed with the U.S. Securities and Exchange Commission, “SEC”, on July 14, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

(a)	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Jack Jie Qin and William E. Sluss, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2015, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Qin and Sluss concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

The Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of its disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

(b)	Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 17 to the financial statements included as part of this Report.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits

Exhibit No.:	Description:
31.1*	Rule 13a-14(a) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jack Jie Qin.

31.2*	Rule 13a-14(a) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Sluss.

32.1*	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jack Jie Qin.

32.2*	Section 1350 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Sluss.

101*	The following materials from the EFT Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, filed on February 22, 2016 formatted in Extensible Business Reporting Language (XBRL):

(i)	Consolidated Balance Sheets (Unaudited),
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

EFT HOLDINGS, INC.
(Registrant)

Date: February 22, 2016	By:	/s/ Jack Jie Qin
Jack Jie Qin
Principal Executive Officer

	By:	/s/ William E. Sluss
William E. Sluss
Principal Financial Officer

