Form 10-K
period 2016-03-31
EFT Holdings, Inc.
filed 2016-07-13
CIK 1450973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2016

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

Registrant’s Telephone Number: (626) 581-3335

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the price of $0.01 per share, which was the closing price of the common stock as reported on the OTC Bulletin Board under the symbol “EFTB” on September 30, 2015, was $238,842.

As of June 29, 2016, the registrant had 75,983,201 outstanding shares of common stock.

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

As of June 2, 2016, the Company had received 1,259,007 orders from its Affiliates, most of whom were located in China and Hong Kong. For the year ended March 31, 2016, the Company did not have any sales activities in the United States. None of the Company’s Affiliates account for a significant portion of its business.

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

On April 1, 2012, the Company assigned network access rights to ToByTo Limited, “ToByTo”, a third-party company. The network access rights to ToByTo Limited include the right to access EFT’s Affiliate database for ToByTo’s marketing campaign, and provides access to EFT’s e-money system to facilitate sales activities. ToByTo, in return, compensates EFT by paying access fees in an amount equal to 10% of the respective enrollment fee of every Affiliate who enters the ToByTo e-phone program or another agreed upon amount. During the years ended March 31, 2016 and 2015, the Company agreed to waive the access fees in lieu of ToByTo agreeing to purchase a portion of the Company’s overstocked inventory.

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

On April 1, 2012, the Company assigned network access rights to eZGT Limited, a third party. The network access rights to eZGT Limited include the right to access EFT’s Affiliate database for eZGT’s marketing campaign, and provides access to EFT’s e-money system to facilitate sales activities. eZGT Limited, in return, compensates EFT by paying access fees in an amount equal to 10% of the respective enrollment fee of every Affiliate who enters the $300 and $3,000 travel programs or another agreed upon amount. However, for Affiliates who enter the $800 and $8,000 travel programs, eZGT will only pay access fees in the amount of $30 and $300, respectively. During the years ended March 31, 2016 and 2015, the Company agreed to waive the access fees in lieu of eZGT Limited agreeing to purchase a portion of the Company’s overstocked inventory for an agreed upon period of time.

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

As of March 31, 2016, the Company had three full-time employees at its executive offices in the City of Industry, California, eight full-time employees at its Kowloon, Hong Kong office, one full-time employee at its Taipei, Taiwan office, and three full-time employees at its factory in China. The Company adjusts the number of employees from time to time as necessary to meet the demand for its products.

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

The Company reported net income of $8,297,294 and a loss from operations of $6,205,577 for the year ended March 31, 2016. The Company reported a net loss of $5,363,469 and a loss from operations of $5,224,759 for the year ended March 31, 2015. At March 31, 2016, the Company’s accumulated deficit amounted to $51,997,694. During the year ended March 31, 2016, net cash provided by operating activities amounted to $10,669,460. At March 31, 2016, the Company’s working capital deficit amounted to $9,774,297. The Company’s net income for the year ended March 31, 2016 was mainly from the recovery of approximately $9,438,000 relating to the provision for the investment in Taiwan and the reversal of a $5,300,000 provision of tax liabilities for the years 2008 to 2010. However, the Company expects to continue incurring losses for the foreseeable future and may never achieve or sustain profitability. The Company may need to raise additional capital to penetrate markets for the sales of the Company’s products. The Company believes that it has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means. If the economic climate in the United States does not improve or further deteriorates, the Company’s ability to raise additional capital could be negatively impacted. If the Company is unable to secure additional capital, the Company may be required to take additional measures to reduce costs in order to conserve its cash in amounts sufficient to sustain operations and meet its obligations. These measures could cause significant delays in the Company’s efforts to commercialize its products, which are critical to the realization of its business plan and to future operations.

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

A continued or protracted downturn in the global economy could adversely impact consumer purchases of discretionary items including demand for the Company’s products. This has led, and could further lead, to reduced consumer spending, which the Company believes may include consumer spending on nutritional and beauty products and other discretionary items. In addition, reduced consumer spending may drive the Company and its competitors to lower prices. A reduction in consumer spending could significantly reduce the Company’s sales and leave it with unsold inventory, which would have a material adverse effect on the Company’s business, financial condition and results of operations.

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

All of the Company’s products are manufactured by third parties. The Company does not have any written contracts with any of the manufacturers of its products. The fact that the Company does not have written contracts with its third-party manufacturers means that they could cease manufacturing these products for the Company at any time and for any reason. In addition, the Company’s third-party manufacturers are not restricted from manufacturing its competitors’ products. The Company’s inability to secure adequate and timely supplies of merchandise would harm inventory levels, net sales and gross profit, and ultimately its results of operations.

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

Matters relating to or arising from the material weakness in the Company’s internal controls have had and may continue to have a material adverse effect on its business, operating results and financial condition, including increased costs and diversion of management’s attention.

The Company’s management conducted an evaluation of the effectiveness of its disclosure controls and procedures and an assessment of the effectiveness of its internal control over financial reporting and concluded that its disclosure controls and procedures, as well as its internal control over financial reporting, were not effective as of March 31, 2016 due primarily to the material weakness they identified in its internal control over financial reporting. Please refer to the discussion under Item 9A, “Controls and Procedures” for further discussion of the Company’s material weakness as of March 31, 2016. Should the Company be unable to remediate the material weakness promptly and effectively, such weakness could harm its operating results, result in a material misstatement of its financial statements, cause it to fail to meet its financial reporting obligations or prevent it from providing reliable and accurate financial reports or avoiding or detecting fraud. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of the Company’s financial reports, which could have an adverse effect on its stock performance. Any litigation or other proceeding or adverse publicity relating to the material weakness could have a material adverse effect on the Company’s business and operating results. In addition, the Company may incur unanticipated accounting and legal fees in connection with these matters, and its management’s time and attention has been diverted from its other business operations, which could harm its business.

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

Entry into new businesses or operations may divert the Company’s management’s attention and consume resources that are necessary to sustain its business.

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

If the Company becomes directly subject to the scrutiny, criticism and negative publicity involving U.S. reporting companies with substantial PRC operations or sales, the Company may have to expend significant resources to investigate and resolve any negative allegations resulting from such scrutiny, which could harm its business operations and reputation and could result in a loss of your investment in the Company’s stock, especially if such allegations cannot be addressed and resolved favorably.

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

For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to sale. In addition, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. As a result, this rule may affect the ability of broker-dealers to sell the Company’s securities and may affect the ability of purchasers to sell any of the Company’s securities in the secondary market.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

The Company leases a 3,367 square foot office in the City of Industry in California that serves as its principal executive offices. The lease will expire on February 14, 2018. Pursuant to the lease, the monthly rent was approximately $10,000 per month.

From April 1 through June 24, 2015, the Company rented 2,500 square feet of office space for its satellite training center located at Suite 3706, Langham Office Tower, 8 Argyle Street, Kowloon, Hong Kong SAR. The monthly rent for this period was $15,319. Beginning June 25, 2015, the Company moved to a 1,100-square-foot office located at Suite 1506, Concordia Plaza, 1 Science Museum Road, Tsimshatsui East, Kowloon. The new lease has a monthly rent of $8,586 and will expire on June 22, 2017.

The Company also rents storage space, generally 3,000 square feet or less, for its satellite training center in Hong Kong. The space is leased for a term of two years which began on January 4, 2015 and expires on January 3, 2017. The lease has a monthly rent of $1,019.

The Company also leases 40,000 square meters of land in Yongqin county of Baiquan, Heilongjiang Province, in the People’s Republic of China (the “PRC”) where it has constructed a bottled water factory. The land lease commenced on December 31, 2009 for a term of fifty years, with a yearly land-use right’s fee of $3,709.

Until December 15, 2015, the Company rented a 240-square-foot office space for its operation in Taiwan and the monthly rental was $1,098 per month. The former office was located at No. 376, Ren Ai Road, Da An district, Taipei. On December 16, 2015, the Company moved to the C1 Building, No. 378, Sec 6, Nanjing E. Road, NeiHu District, Taipei City 114, Taiwan, ownership of which was transferred from Meifu to the Company on October 27, 2015 as part of the recent settlement of the Company’s investment in Taiwan.

See Note 16 to the Consolidated Financial Statements contained in Item 8 for information concerning the amounts the Company is required to pay pursuant to these leases.

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

Three Months Ended	Low Bid	High Bid

June 30, 2015	$0.01	$0.01
September 30, 2015	$0.01	$0.01
December 31, 2015	$0.01	$0.01
March 31, 2016	$0.03	$0.03

June 30, 2014	$0.01	$0.01
September 30, 2014	$0.01	$0.01
December 31, 2014	$0.01	$0.01
March 31, 2015	$0.01	$0.01

The holders of the Company’s common stock are entitled to one vote per share. The Company’s stockholders do not have preemptive rights to purchase, subscribe for, or otherwise acquire any shares of its common stock.

The Company did not pay any dividends during the years ended March 31, 2016 and 2015. The Company’s board of directors is not restricted from paying any dividends but is not obligated to declare a dividend. The Company currently intends to retain all future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends on common stock in the foreseeable future.

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

During the year ended March 31, 2016, the Company did not purchase any shares of its common stock from third parties in a private transaction or in the open market. During the year ended March 31, 2016, none of the Company’s officers or directors, or any of its principal shareholders, purchased any shares of its common stock on its behalf from third parties in a private transaction or as a result of purchases in the open market.

As of March 31, 2016, there were 4,917 record holders of the Company’s common stock.

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

Results of Operations

Comparison for the Years Ended March 31, 2016 and 2015

Sales revenue, net

Sales revenues, net of commission expense, decreased to approximately $380,000 for the year ended March 31, 2016 from approximately $750,000 for the year ended March 31, 2015 primarily due to a decline in sales demand from the Company’s Affiliates. The Company’s policy is to pay commissions to its Affiliates upon receipt of the sales orders even though revenue is not recognized by the Company until later when the products are delivered. In addition, sales orders dropped from $1.3 million to $0.4 million which caused the associated commission expense to decrease to approximately $209,000 for the year ended March 31, 2016 from approximately $799,000 for the year ended March 31, 2015.

Commissions paid to the Company’s Affiliates are considered to be a reduction of the selling prices of its products, and are recorded as a reduction of revenue.

Shipping charges

Shipping charges decreased to $62,000 for the year ended March 31, 2016 from $218,000 for the year ended March 31, 2015 mainly due to the reduction in gross sales.

Cost of sales

Cost of sales consists of merchandise purchased from vendors. Cost of sales decreased to approximately $220,000 for the year ended March 31, 2016 from $315,000 for the year ended March 31, 2015 mainly due to reductions in gross sales and sales of promotional products by $221,000 and $139,000, respectively. Cost of sales as a percentage of sales revenues for the year ended March 31, 2016 was 58%, higher than last year by 16%, which is mainly due to vendor price increases during the year.

Shipping costs

Shipping costs consist of freight charges from the U.S. warehouse and/or vendors to the Company’s logistic facility in China.  Shipping costs decreased to approximately $18,000 for the year ended March 31, 2016 from approximately $42,000 for the year ended March 31, 2015, mainly attributable to a reduction in gross sales during the year.

Gross profit

Gross profit decreased to approximately $203,000 for the year ended March 31, 2016 compared to $611,000 for the year ended March 31, 2015. Gross profit, as a percentage of total revenue, was 46% during the year ended March 31, 2016 compared with 63% during the year ended March 31, 2015. The decrease in gross profit and gross profit as a percentage of revenue was due to a reduction in gross sales and the sale of promotional products during the current year.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to approximately $5,883,000 for the year ended March 31, 2016 compared to approximately $5,205,123 for the year ended March 31, 2015, mainly due to an increase in legal fees, which was partially offset by lower rental expense and wages in the current year as compared with last year.

Inventory obsolescence

Inventory obsolescence decreased to approximately $26,000 for the year ended March 31, 2016 as compared to $131,000 for the year ended March 31, 2015, mainly due to significantly lower amounts of inventory either at or nearing obsolescence in the current year as compared to last year.

Royalty expenses – related party

Royalty expenses for both years ended March 31, 2016 and 2015, were $500,000. Royalties payable to EFT Assets are equal to a percentage of the Company’s gross sales based on certain threshold criteria, with a minimum annual royalty of $500,000. See note 7 to the consolidated financial statements in this Annual Report for further information.

Interest income

Interest income decreased to approximately $73,000 for the year ended March 31, 2016 as compared to approximately $152,000 for the year ended March 31, 2015. Interest income decreased mainly due to a decline in the amount of investments in corporate bonds as compared to the previous year.

Interest expense

Interest expenses decreased to approximately $50,000 for the year ended March 31, 2016 as compared to approximately $158,000 for the year ended March 31, 2015. The significant decrease in interest expense is mainly due to the Company’s recording of interest expense of $150,000 in the year ended March 31, 2015 related to an underpayment of tax liabilities for the years 2008 to 2010. This expense was reversed after the Internal Revenue Service issued a revised report during the year that eliminated substantially all of the previously recommended adjustments and associated penalty and interest.

Settlement of previously written-off investment

Other income of approximately $9,438,000 was recorded in March 2016 related mainly to the recovery of the prepayment for the investment in Taiwan in the amount of approximately $18,200,000, net of fees and commissions in the amount of approximately $4,400,000, pursuant to the settlement agreement with Meifu and TransGlobe. This asset had been previously written off. The settlement agreement was signed in October 2015 and the Company received a settlement payment from Meifu and TransGlobe in the form of property and cash of approximately $16,500,000 for settling its claim in Taiwan. This increase in other income was offset by an accrual for tax risk of the sale transaction of approximately $4,400,000 related to the tax assessment received by the government and other costs directly associated with the settlement.

Loss on disposal of securities available for sale

Loss on disposal of securities available for sale decreased to approximately $30,000 for the year ended March 31, 2016 from approximately $53,000 for the year ended March 31, 2015 mainly due to a decrease in the loss associated with the liquidation of funds held in one of the Company’s investment accounts.

Gain on sales of long-term investment

The gain on sales of long-term investment for the year ended March 31, 2016 was nil as compared to approximately $2.4 million for the year ended March 31, 2015, which is mainly due to the sale in the prior year by the Company of CTX shares that the Company had previously written off.

Other income

Other income decreased to $31,000 for the year ended March 31, 2016 as compared to approximately $167,000 for the year ended March 31, 2015 due to a decrease in the sale of expiring products during the year.

Income tax expenses (benefit)

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

Income tax benefit was approximately $4,100,000 for the year ended March 31, 2016 compared to income tax expense of approximately $8,800 for the year ended March 31, 2015. The change was mainly due to the reversal of accrued tax liabilities for the years 2008 to 2010 as confirmed by the final report received from the IRS in September 2015.

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

Capital Resources and Liquidity

The following table reflects the Company’s sources/uses of cash for the two years ended March 31, 2016 and 2015.

	Year Ended March 31,
	2016	2015
Net cash provided by/(used in) operating activities	$10,669,460	$(1,621,106)
Net cash provided by/(used in) investing activities	(9,005,336)	2,560,447
Net cash used in financing activities	(481,352)	(447,455)
Effect of exchange rate changes on cash	(87,701)	70,503
Net increase in cash	$1,095,071	$562,389

Operating activities:

During the year ended March 31, 2016, net cash provided by operating activities was $10,669,460. This was primarily due to net income of $8,297,294 adjusted by non-cash related expenses that included depreciation expense of $177,442, loss on disposal of fixed assets $11,432, losses realized from sales of securities available for sale of $30,404, a provision for inventory obsolescence of $25,612 and a net decrease in working capital items of $7,418,064, which were offset by the settlement of previously accrued income tax, penalty and interest of $5,290,788.

During the year ended March 31, 2015, net cash used in operating activities was $1,621,106. This was primarily due to a net loss from continuing operations of $2,713,545. The net loss from continuing operations was further adjusted by non-cash related expenses that included depreciation of $186,948, provision of inventory obsolescence of $130,787, losses realized from sales of securities available for sale of $53,398 and a net decrease in working capital items of $722,992.

Investing activities:

Net cash used in investing activities for the year ended March 31, 2016 was $9,005,336 primarily due to the property transfer from Meifu of $9,300,890 pursuant to the settlement agreement, which was partially offset by the proceeds from the sales of corporate bonds of $1,342,339.

In February 2016, the Company advanced $1 million to President Jack Qin for the prepayment of business development activities planned by the Company. There was no such transaction during the year ended March 31, 2015.

Net cash provided by investing activities for the year ended March 31, 2015 was $2,560,447, primarily due to proceeds from the sales of corporate bonds of $5,862,107 and proceeds from the disposal of fixed assets of $19,952, which were partially offset by the purchase of $3,321,612 of corporate bonds.

Financing activities:

Net cash used in financing activities for the years ended March 31, 2016 and 2015, was $481,352 and $447,455, respectively, due to the repayment of a short-term loan for financing the Company’s directors’ and officers’ liability insurance policy. For more information please see Note 13 to the consolidated financial statements in this report.

Working Capital:

	March 31, 2016	March 31, 2015
Current assets	$6,410,622	$5,655,514
Current liabilities	(16,184,919)	(14,427,021)
Working capital / (deficiency)	$(9,774,297)	$(8,771,507)

Historically, cash and cash equivalents and securities available for sale have been the Company’s primary sources of liquidity. The Company believes its existing cash and cash equivalents will not be sufficient to meet its working capital requirements for the next 12-month period unless the Company is able to sell the C1 Building in Taiwan which was received as part of the settlement with Meifu. The Company plans to actively pursue the sale of this asset when the real estate market improves in Taiwan, which should provide future liquidity to the Company. The Company’s overall working capital position changed to a deficiency of $9.8 million at March 31, 2016 compared to a deficiency of $8.8 million at March 31, 2015 as a result of accruals for commission of $1.6 million and tax risk of $4.4 million related to the settlement agreement of the investment in Taiwan, offset by the reversal of more than $5.2 million of tax liabilities associated with the final report received from the IRS in September 2015.

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

Balance Sheet Items

Material changes in the Company’s balance sheet items between March 31, 2016 and March 31, 2015 are discussed below:

Securities Available for Sale

Securities available for sale decreased to $810,344 for the year ended March 31, 2016 compared to $2,132,397 for the year ended March 31, 2015, as the Company sold certain securities to fund operations.

Inventories

Inventory decreased to $221,439 at March 31, 2016 compared to $303,848 at March 31, 2015 due to the sale of overstocked or products nearing expiration during the year to third parties, since the Company only orders products on an “as needed” basis to avoid overstocking and lower inventory levels are adequate to meet the current demand.

Property and Equipment

Property and equipment increased to $10,129,691 for the year ended March 31, 2016 compared to $894,129 for the year ended March 31, 2015, as a result of additional property in the amount of approximately $9,300,000 transferred by Meifu for settling the Company’s claim in Taiwan and scheduled depreciation expense being recorded.

Related Party Receivable

In February 2016, the Company advanced $1,000,000 to President Jack Qin related to the prepayment of expenses for business development activities planned by the Company. The advance was repaid to the Company in June 2016.

Accounts Payable

Accounts payable increased to $2,138,078 at March 31, 2016 compared to $980,045 at March 31, 2015, mainly due to an increase in legal fees for the year ended March 31, 2016 compared to the year ended March 31, 2015.

Related Party Payable

Related party payable increased to $97,500 at March 31, 2016 compared to $93,750 at March 31, 2015, mainly due to an increase in consultant fees payable to JFL Capital for the year ended March 31, 2016 compared to the year ended March 31, 2015.

Commission Payable

Commission payable slightly decreased to $3,682,236 at March 31, 2016 compared to $3,785,004 at March 31, 2015 due to lower commissions earned by Affiliates this year compared to last year.

Contingent Liabilities

Contingent liabilities slightly decreased to $205,087 at March 31, 2016 compared to $214,019 at March 31, 2015 mainly due to the effect of exchange rate changes.

Other Liabilities

Other liabilities increased to $6,601,774 at March 31, 2016 compared to $5,874,187 at March 31, 2015. The increase was mainly due to an accrual of mediator’s commission of $1,583,740 related to the negotiation with Meifu and TransGlobe for the settlement of the investment in Taiwan and an accrual for tax risk of the sale transaction of approximately $4,400,000 as part of settlement. The increase was offset by the reversal of approximately $5.3 million of accrued income tax liabilities as a result of the IRS’s final tax assessment.

Unearned Revenue

Unearned revenue slightly increased to $3,201,936 at March 31, 2016 compared to $3,198,776 at March 31, 2015. The recording of unearned revenue results from temporary delays associated with the recognition of revenue related to the sale of products or services to Affiliates.

Non-controlling interest

This item represents the interest in Digital owned by others. Non-controlling interest increased from $49,522 at March 31, 2015 to $58,660 at March 31, 2016 because Digital recorded a loss during the year ended March 31, 2016.

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

From May 2011, the Company’s Taiwan subsidiary EFT Investment entered into agreements to secure an option to invest in a real estate project in Taiwan. As of March 31, 2014, option payments of NTD 600 million, or approximately US$20.8 million, have been made to the property developers. As required by U.S. GAAP, the Company performed an impairment analysis related to the prepayment on development in progress asset and recorded an impairment of approximately $8,966,000 related to this asset based on this analysis for the year ended March 31, 2014. The Company performed a similar analysis for the year ended March 31, 2013 and recorded an impairment of approximately $11,227,000. On October 15, 2015, the Company reached a settlement agreement with Meifu and TransGlobe. Pursuant to the settlement agreement, EFT Investment received an office building and associated land with fair market value of approximately NTD 305 million (approximately $9.3 million) and cash of approximately NTD 153 million (approximately $4.7 million) from Meifu and cash approximately NTD 76 million (approximately $2.3 million) from TransGlobe. The Company recorded a gain of $9.4 million from this settlement, net of all related settlement charges, commissions and fees, for the year ended March 31, 2016. As part of the settlement agreement, the Company agreed that it would pay Meifu up to NTD 130 million (approximately $4 million) and pay TransGlobe up to NTD 13.5 million (approximately $0.4 million) if a certain tax return is not refunded from the government.

The Company also bought securities available for sale to earn interest, and has invested $0.8 million in such securities at March 31, 2016.

The unused cash and cash equivalents of $3.4 million at March 31, 2016 will be used in the Company’s daily operations. The Company has no unused lines of credit or other borrowing facilities.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $9,774,297 and an accumulated deficit of $51,997,694 at March 31, 2016. In addition, the Company has generated operating losses for the past two years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue/Unearned Revenue

The Company’s revenue recognition policy is in accordance with the requirements of Staff Accounting Bulletin, “SAB,” No. 104, Revenue Recognition, “SAB 104,” ASC Topic 605, Accounting for Consideration Given by a Vendor to a Customer, Including a Reseller of the Vendor’s Products, and other applicable revenue recognition guidance and interpretations.  Sales revenue is recognized when a formal arrangement exists with the customers, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all relevant criteria for revenue recognition are satisfied are recorded as unearned revenue which is recorded as a liability until the products are delivered. Sales are recorded when the products are received by Affiliates and risk of ownership has passed.

The Company pays commissions to the Affiliates based upon, among other things, their purchases from the Company and purchases by other Affiliates who were recommended to the Company. Commissions paid to the Company’s Affiliates are considered to be a reduction of the selling prices of its products, and are recorded as a reduction of revenue.  The Company’s policy is to pay out commission to Affiliates upon receipt of sales orders even before revenue can be recognized.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

EFT Holdings, Inc.

We have audited the accompanying consolidated balance sheets of EFT Holdings, Inc. and subsidiaries (the “Company”) as of March 31, 2016 and 2015, and the related consolidated statement of operations, comprehensive income/(loss), stockholders’ equity (deficiency), and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EFT Holdings, Inc. and subsidiaries as of March 31, 2016 and 2015 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in Note 2 to the accompanying financial statements, the Company has negative working capital of $9,774,297 and an accumulated deficit of $51,997,694 at March 31, 2016. In addition, the Company has generated operating losses for the past two years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey

July 11, 2016

EFT HOLDINGS, INC.

Consolidated Balance Sheets

	March 31, 2016	March 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$3,427,666	$2,332,595
Securities available for sale	810,344	2,132,397
Inventories	221,439	303,848
Prepaid expenses	510,510	593,586
Related party receivable	1,000,000	-
Other receivables	440,663	293,088
Total current assets	6,410,622	5,655,514

Property and equipment, net	10,129,691	894,129
Security deposit	357,408	360,203
Total assets	$16,897,721	$6,909,846
LIABILITIES AND EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$2,138,078	$980,045
Related party payable	97,500	93,750
Commission payable	3,682,236	3,785,004
Other liabilities	6,601,774	5,874,187
Unearned revenues	3,201,936	3,198,776
Short-term loan	258,308	281,240
Contingent liabilities	205,087	214,019
Total liabilities	16,184,919	14,427,021

Equity (deficiency)
EFT Holdings, Inc. stockholders’ equity (deficiency):
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value, 4,975,000,000 shares authorized, 75,983,201 shares issued and outstanding at March 31, 2016 and 2015	760	760
Additional paid in capital	52,854,891	52,854,891
Accumulated deficit	(51,997,694)	(60,304,126)
Accumulated other comprehensive loss	(86,495)	(19,178)
Total EFT Holdings, Inc. stockholders’ equity (deficiency)	771,462	(7,467,653)
Non-controlling interest	(58,660)	(49,522)
Total equity (deficiency)	712,802	(7,517,175)
Total liabilities and equity (deficiency)	$16,897,721	$6,909,846

The accompanying notes are an integral part of these audited consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Operations

	Year Ended
	March 31, 2016	March 31, 2015
Sales revenues, net	$379,431	$749,852
Shipping charges	61,941	217,979
Total revenues, net	441,372	967,831

Cost of sales	219,875	315,008
Shipping costs	18,140	41,672
Total cost of revenues	238,015	356,680
Gross profit	203,357	611,151
Operating expenses:
Selling, general and administrative expenses	5,883,322	5,205,123
Provision for inventory obsolescence	25,612	130,787
Royalty expenses - related party	500,000	500,000
Total operating expenses	6,408,934	5,835,910
Operating loss	(6,205,577)	(5,224,759)
Other income/(expense)
Interest income	72,915	152,109
Interest expense	(50,249)	(158,181)
Settlement of previously accrued interest for income tax	962,991	-
Settlement of previously written-off investment	9,438,208	-
Loss on disposal of securities available for sale (includes $13,356 and $(47,263) accumulated other comprehensive income/(loss) reclassifications for unrealized net gains on securities available for sale for the year ended March 31, 2016 and 2015, respectively)	(30,404)	(53,398)
Dividend income	-	8,787
Foreign exchange loss	(854)	(2,948)
Gain on sale of long-term investment	-	2,407,038
Other income	30,652	166,576
Total other income	10,423,259	2,519,983

Income (loss) from continuing operations before income taxes	4,217,682	(2,704,776)
Income tax expense (benefit)	(4,079,612)	8,769
Income (loss) from continuing operations	8,297,294	(2,713,545)
Discontinued operations
Loss from operation of Excalibur	-	(27,018)
Loss from disposal of Excalibur	-	(2,622,906)
Total loss from discontinued operations	-	(2,649,924)
Net income (loss)	8,297,294	(5,363,469)
Loss from non-controlling interest	9,138	22,367
Net income (loss) attributable to EFT Holdings, Inc.	$8,306,432	$(5,341,102)

Net income (loss) per share – continuing operations
Basic and diluted	$0.11	$(0.04)

Net loss per share – discontinued operations
Basic and diluted	$-	$(0.03)

Net income (loss) per common share attributable to EFT
Holdings, Inc.
Basic and diluted	$0.11	$(0.07)
Weighted average common shares outstanding
Basic and diluted	75,983,201	75,983,201

EFT HOLDINGS, INC.

Consolidated Statements of Comprehensive Income / (Loss)

	Year Ended
	March 31, 2016	March 31, 2015

Net income (loss)	$8,297,294	$(5,363,469)
Other comprehensive income/(loss)
Foreign currency translation adjustment	(71,230)	(589,885)
Unrealized gain on securities available for sale	3,913	63,605
Comprehensive income (loss)	8,229,977	(5,889,749)
Less: Comprehensive income/(loss) attributable to non-controlling interests	(9,138)	150,583
Comprehensive income (loss) attributable to EFT Holdings, Inc.	$8,239,115	$(6,040,332)

The accompanying notes are an integral part of these audited consolidated financial statements.

EFT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Non-Controlling	Stockholders’
	Shares	Amount	Capital	Deficits	Income (Loss)	Interests	Equity (Deficiency)

BALANCE, MARCH 31, 2014	75,983,201	$760	$52,854,891	$(54,963,024)	$680,052	$(6,742,016)	$(8,169,337)
Cancellation of shareholding right in subsidiary	-	-	-	-	-	6,541,911	6,541,911
Net loss	-	-	-	(5,341,102)	-	(22,367)	(5,363,469)
Unrealized gain on securities available for sale	-	-	-	-	63,605	-	63,605
Foreign currency translation adjustment	-	-	-	-	(762,835)	172,950	(589,885)

BALANCE, MARCH 31, 2015	75,983,201	$760	$52,854,891	$(60,304,126)	$(19,178)	$(49,522)	$(7,517,175)
Net income (loss)	-	-	-	8,306,432	-	(9,138)	8,297,294
Unrealized gain on securities available for sale	-	-	-	-	3,913	-	3,913
Foreign currency translation adjustment	-	-	-	-	(71,230)	-	(71,230)

BALANCE, MARCH 31, 2016	75,983,201	$760	$52,854,891	$(51,997,694)	$(86,495)	$(58,660)	$712,802

The accompanying notes are an integral part of these audited consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Year Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net income (loss)	$8,297,294	$(5,363,469)
Net loss from discontinued operations	-	(2,649,924)
Net income (loss) from continuing operations	8,297,294	(2,713,545)
Adjustments to reconcile net income (loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	177,442	186,948
Loss from securities available for sale	30,404	53,398
Provision for inventory obsolescence	25,612	130,787
(Gain)/loss on disposal of fixed assets	11,432	(1,686)
Settlement of previously accrued income tax, penalty and interest	(5,290,788)	-
Changes in operating assets and liabilities:
Inventories	54,987	184,351
Prepaid expenses	536,135	580,869
Other receivables	(76,117)	41,968
Accounts receivable	(72,702)	159,310
Accounts payable	1,158,814	(209,480)
Commission payable	(102,768)	(99,769)
Other liabilities	5,916,555	135,883
Unearned revenues	3,160	(70,140)
Net cash provided by/(used in) continuing operations	10,669,460	(1,621,106)
Net cash provided by discontinued operations	-	-
Net cash provided by/(used in) operating activities	10,669,460	(1,621,106)

Cash flows from investing activities:
Additions to fixed assets	(9,300,890)	-
Proceeds from disposal of fixed assets	-	19,952
Purchase of securities available for sale	(46,785)	(3,321,612)
Proceeds from securities available for sale	1,342,339	5,862,107
Related party receivable	(1,000,000)	-
Net cash provided by/(used in) continuing operations	(9,005,336)	2,560,447
Net cash provided by discontinued operations	-	-
Net cash provided by/(used in) investing activities	(9,005,336)	2,560,447

Cash flows from financing activities:
Repayment of short-term loan	(485,102)	(541,205)
Related party payable	3,750	93,750
Net cash used in continuing operations	(481,352)	(447,455)
Net cash provided by discontinued operations	-	-
Net cash used in financing activities	(481,352)	(447,455)

Effect of exchange rate changes on cash	(87,701)	70,503

Net increase in cash	1,095,071	562,389
Cash, beginning of year	2,332,595	1,770,206
Cash, end of year	$3,427,666	$2,332,595

Supplemental disclosures of cash flow information:
Income tax paid in cash	$41,825	$13,270
Interest expenses paid in cash	$7,166	$7,920

Non-cash investing and financing activities:
Financing of directors’ and officers’ insurance through installment loan	$462,170	$503,200

The accompanying notes are an integral part of these audited consolidated financial statements.

EFT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – ORGANIZATION AND BUSINESS DESCRIPTION

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

The Company’s online business sells the Company’s products to “Affiliates” through its website. To become an Affiliate, a customer must be recommended by another Affiliate, make a minimum purchase of $600, and pay $60 for shipping and handling fees. The Company, through its subsidiaries, uses the internet as its “storefront” and business platform to sell and distribute American brand products consisting of 27 different nutritional products, some of which are oral sprays, 21 different personal care products, an environmentally protective automotive product, an environmentally friendly house cleaner and a flip top portable drinking container.

In February 2010, the Company assigned the worldwide distribution and servicing rights to a product known as the “EFT-Phone” to Digital Development Partners, “Digital,” a previously unrelated company, in exchange for 79,265,000 shares of Digital’s common stock. The shares acquired represent approximately 91.7% of Digital’s outstanding common stock.

The beverage segment derives revenue and expenses from the bottled water factory in Baiquan, Heilongjiang Province, China. This bottled water factory started production in April 2013, but production was suspended because Tianquan was sued by a contractor who constructed the water plant (see Note 12). The production is expected to resume when the lawsuit is closed and final.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reclassification

Certain amounts in prior year consolidated financial statements have been reclassified to conform with the current year presentation.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $9,774,297 and an accumulated deficit of $51,997,694 at March 31, 2016. In addition, the Company has generated operating losses for the past two years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital from external sources in order to continue the long-term efforts contemplated under its business plan. The Company is in the process of reevaluating its current marketing strategy as it relates to the sale of its current product line. In addition, the Company is pursuing other revenue streams which could include strategic acquisitions or possible joint ventures of other business segments.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned except for Digital, which is 91.7% owned by the Company. All inter-company accounts and transactions have been eliminated in consolidation.

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluate the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

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

Securities Available for Sale

The Company’s investments in corporate bonds are classified as available for sale and are reported at fair value, based on quoted prices and market prices, using the specific identification method. Unrealized gains and losses, net of taxes, are reported as a component of stockholders’ equity. Realized gains and losses on investments are included in other income, net when realized. Any impairment loss to reduce an investment’s carrying amount to its fair market value is recognized as an expense when a decline in the fair market value of an individual security below its cost or carrying value is determined to be other than temporary.

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

Property and plant	50 years
Machinery and equipment	3-8 years
Computers and office equipment	3-5 years
Automobiles	5 years
Leasehold improvements	5 years
Transportation equipment	12 years

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

Revenue / Unearned Revenue

The Company’s revenue recognition policy is in accordance with the requirements of Staff Accounting Bulletin, “SAB,” No. 104, Revenue Recognition, “SAB 104,” ASC Topic 605, Accounting for Consideration Given by a Vendor to a Customer, Including a Reseller of the Vendor’s Products, and other applicable revenue recognition guidance and interpretations.  Sales revenue is recognized when a formal arrangement exists with the customers, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all relevant criteria for revenue recognition are satisfied are recorded as unearned revenue which is recorded as a liability until the products are delivered. Sales are recorded when the products are received by Affiliates and risk of ownership has passed.

The Company pays commissions to the Affiliates based upon, among other things, their purchases from the Company and purchases by other Affiliates who were recommended to the Company. Commissions paid to the Company’s Affiliates are considered to be a reduction of the selling prices of its products, and are recorded as a reduction of revenue.  The Company’s policy is to pay out commission to Affiliates upon receipt of sales orders even before revenue can be recognized.

Allowance for Doubtful Accounts

The Company routinely assesses the credits authorized to its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company maintained a zero dollar ($0) allowance for doubtful accounts as of March 31, 2016 and 2015.

Warranty

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under its limited warranty. The Company generally does not provide customers with right of return, but does provide a warranty, entitling the purchaser to a replacement of defective products within six months from the date of sale. Warranty reserves are included in other liabilities and the provision for warranty accruals is included in cost of goods sold in the Consolidated Statements of Operations. Management reviews the adequacy of warranty reserves each reporting period based on historical experience. Historically, warranty costs have not been material.

As of March 31, 2016, the Company’s estimated warranty expense was as follows:

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

The following table shows net income per share calculation:

	Year Ended March 31,
	2016	2015
Historical Numerator:
Net income (loss) attributable to EFT Holdings, Inc.	$8,306,432	$(5,341,102)
Denominator:
Weighted-average shares used for basic and diluted net income per share	75,983,201	75,983,201
Basic and diluted net income (loss) per share	$0.11	$(0.07)

Comprehensive Income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the periods presented is comprised of net income, unrealized income on marketable securities classified as available for sale, and foreign currency translation adjustments.

Segment Reporting

ASC Topic 280, “Disclosure about Segments of an Enterprise and Related Information” requires use of the management approach model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Recent Accounting Pronouncements

In March 2016, FASB issued ASU 2016-08, “Revenue from Contract with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The intention of this ASU is to improve the operability and understandability of the implementation guidance on principal versus agent considerations. This ASU is effective for annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted, but not earlier than annual and interim periods beginning on or after December 15, 2016, for public entities. The Company is currently evaluating the potential impact of adopting this new standard on its consolidated financial statements and related disclosures.

In July 2015, FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”. This ASU applies to inventory that is measured using the first-in, first-out (“FIFO”) or average cost method. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using the last-in, first-out (“LIFO”) or retail inventory method. This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim and annual reporting period. The Company is currently evaluating the impact of adopting ASU 2015-11 on its consolidated financial statements and related disclosures.

There are no other new accounting pronouncements adopted or enacted during the year ended March 31, 2016 that had, or are expected to have, a material impact on the Company’s financial statements.

Note 3 – FAIR VALUE MEASUREMENTS

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

Note 4 – SECURITIES AVAILABLE FOR SALE

Securities available for sale consist of the following:

		March 31, 2016
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Duration (1)
Corporate bonds	$235,901	$2,276	$(2,773)	$235,404	4.67
Corporate notes	573,497	5,720	(4,277)	574,940	2.07
Total debt securities	$809,398	$7,996	$(7,050)	$810,344

		March 31, 2015
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Duration (1)
Corporate bonds	$1,568,102	$13,350	$(5,245)	$1,576,207	4.79
Corporate notes	567,261	-	(11,071)	556,190	3.07
Total debt securities	$2,135,363	$13,350	$(16,316)	$2,132,397

(1)	Average remaining duration to maturity, in years.

All securities were classified as available for sale as of each date presented.

The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, as of March 31, 2016:

	Less than 1 year		1 Year or More		Total
	Market Value	Unrealized Loss	Market Value	Unrealized Loss	Market Value	Unrealized Loss

Corporate bonds	$-	$-	$97,967	$(2,773)	$97,967	$(2,773)
Corporate notes	-	-	258,065	(4,277)	258,065	(4,277)
Total debt securities	$-	$-	$356,032	$(7,050)	$356,032	$(7,050)

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

There were 6 securities in an unrealized loss position at March 31, 2016. Management does not intend to sell any of the securities classified as available for sale which have unrealized losses and believes that it is not likely that the Company will have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased and are not the result of deteriorated credit quality. The fair value is expected to recover as the bonds approach their maturity or re-pricing date or if market yields for such investments decline. Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.

Investment securities with a book value of $1,372,744 were sold during the year ended March 31, 2016. The Company recognized a loss of $30,404 on the sale of those securities.

Note 5 – INVENTORIES

The components of inventories were as follows:

	March 31,	March 31,
	2016	2015

Raw material and supplies	$40,537	$42,302
Finished goods	180,902	261,546
	$221,439	$303,848

The Company recorded inventory mark-down of $25,612 and $130,787 for the years ended March 31, 2016 and 2015, respectively.

Note 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31,	March 31,
	2016	2015

Leasehold improvements	$75,218	$340,783
Automobiles	154,724	154,724
Property and plant	10,369,073	947,333
Computer equipment	115,943	116,603
Furniture and fixtures	73,480	80,241
Machinery and equipment	349,622	361,874
	11,138,060	2,001,558
Less: Accumulated depreciation	(1,008,369)	(1,107,429)
	$10,129,691	$894,129

For the years ended March 31, 2016 and 2015, depreciation expense was $177,442 and $186,948, respectively.

Note 7 – LOANS TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The Company uses the “EFT” name, a trademark owned and licensed to it by EFT Assets Limited (“EFT Assets”), a Company that Wendy Qin, a director of EFT International Ltd., served as a director until March 2015. The Company is required to pay an annual royalty to EFT Assets equal to a percentage of its gross sales for the previous fiscal year. The percentage is 5% for the first $30 million in gross sales, 4% for the $10 million in gross sales in excess of $30 million, 3% for the $10 million in gross sales in excess of $40 million; 2% for the $10 million in gross sales in excess of $50 million; and 1% for the $10 million in gross sales in excess of $60 million, with a minimum annual royalty of $500,000. EFT Assets is owned by a number of persons, including Wendy Qin. Ms. Qin is the sister of Jack Jie Qin, the Company’s president. During the years ended March 31, 2016 and 2015, the royalties paid to EFT Assets both were $500,000.

In March 2010, the Company’s subsidiary, EFT International Ltd., entered into a consulting agreement with JFL Capital Limited, a company in which Wendy Qin serves as a director and is one of the principal shareholders. Under this agreement,  JFL will provide consulting services on administration, financial matters, corporate planning and business development commencing from April 1, 2010 for an annual fee of $315,000. The annual fee is increased at the rate of $15,000 each year start from April 1, 2011. The agreement may be terminated by either party on three months’ written notice. For the years ended March 31, 2016 and 2015, the Company recorded consulting fees payable to JFL of $390,000 and $375,000, respectively.

From April 1, 2014 to April 1, 2015, the Company rented 2,500 square feet of the office space with monthly rent of $10,735 for its satellite training center located at Suite 3706, Langham Office Tower, 8 Argyle Street, Kowloon, Hong Kong SAR. From April 1 through June 24, 2015, the monthly rent was $15,319. The former office location is owned by a number of persons, including Wendy Qin, a director of EFT (HK) Ltd and the sister of Jack Jie Qin, the Company’s president. During the years ended March 31, 2016 and 2015, the Company paid the lessors $42,893 and $223,711, respectively.

In February 2016, the Company advanced $1,000,000 to President Jack Qin for the prepayment of amounts relating to business development activities planned by the Company. The advance was not used and was repaid to the Company in June 2016.

Note 8 – SETTLEMENT OF PREVIOUSLY WRITTEN-OFF INVESTMENT

EFT Investment Co. Ltd., “EFTI”, is a wholly-owned subsidiary of the Company in Taiwan. Hong Dong Chen (a.k.a. Thomas Chen), the former General Manager and Director of EFTI, recommended that the Company purchase an industrial office building located in Taipei, Taiwan, the “Taiwan Building”. As one of the five towers of the “CBD Project”, of which Meifu Development Co., Ltd. (“Meifu”) and TransGlobe Life Insurance Inc. (“TransGlobe”) were two of the developers, the Taiwan Building consists of 14 floors and 144 parking spaces. Cheng Hao Peng (a.k.a. Tom Peng) exercised actual control over both Meifu and TransGlobe.

During the year ended March 31, 2012, EFTI paid NTD600 million (approximately $18.0 million) as a deposit to secure the right to purchase the Taiwan Building per the agreements governing the investment (the “Taiwan Building Agreements”). EFTI subsequently chose not to exercise any option it may have had to purchase the building from Meifu and TransGlobe under the Taiwan Building Agreements and suspended all future payments to either company. EFTI suspected that Thomas Chen had breached his fiduciary duties and had, jointly with Meifu and TransGlobe, committed fraud and misrepresentation related to the Taiwan Building transactions. The Company commenced civil proceedings against TransGlobe, MeiFu, Peng Cheng-Hao (President of Meifu) and Thomas Chen pertaining to the Taiwan Building transactions. (see Note 18)

As required by U.S. GAAP, the Company performed an impairment analysis related to the deposit on the Taiwan Building every year. As of March 31, 2014, the full amount of deposit had been impaired. EFTI continued to vigorously pursue the recovery of the full value of the deposit on the Taiwan Building.

On October 15, 2015, the Company reached a settlement agreement with Meifu and TransGlobe. Pursuant to the settlement agreement, EFTI received an office building and associated land with fair market value of approximately NTD 305 million (approximately $9.3 million) and cash of approximately NTD 153 million (approximately $4.7 million) from Meifu and cash of approximately NTD 76 million (approximately $2.3 million) from TransGlobe. The Company recorded a gain of $9.4 million from this settlement, net of all related settlement charges, commissions and fees, in the quarter ended December 31, 2015. As part of the settlement agreement, the Company agreed that it would pay Meifu up to NTD 130 million (approximately $4 million) and pay TransGlobe up to NTD 13.5 million (approximately $0.4 million) relating to a tax assessment from the government and this liability was accrued in the financial statements.

Note 9 – DECONSOLIDATION OF SUBSIDIARY – EXCALIBUR

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

In regards to the historical financial reporting treatment, considering that the Company has provided financial support to Excalibur’s operations and was committed to absorb the losses from Excalibur’s operations, the Company has concluded that the investment in Excalibur would be considered a Variable Interest Entity, “VIE”, in accordance with ASC 810. As a result of the Company’s investment in Excalibur being considered a VIE, the Company would have consolidated the accounts of Excalibur from the time of its investment and there would have been no impact on the historical financial statements previously presented for the Company.

In view of the loss of the Company’s shareholding right and the fact that the Company will not provide financial support to Excalibur in the future, Excalibur was deconsolidated from the Company’s consolidated accounts effective on October 1, 2014. The Company recognized a loss of $2,622,906 as a result of disposal of Excalibur during the year ended March 31, 2015, which included gain from disposal of subsidiary of $7,042,255 and the write-off of intercompany loan receivables from Excalibur of $9,665,161.

Note 10 – INVESTMENT IN CTX VIRTUAL TECHNOLOGIES (“CTX”)

The Company currently owns 5,626,914 shares of common stock of CTX. The original investment of $5,000,000 for 10,593,220 shares of CTX common stock was recorded as a long-term investment. During the year ended March 31, 2011, the Company recorded a full impairment of the investment, bringing its carrying value to zero.

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

Note 11 – OTHER LIABILITIES

Other liabilities consist of the following:

	March 31, 2016	March 31, 2015
Payroll liabilities	$42,593	$46,289
Warranty liabilities	1,589	2,025
Accrued commission	1,583,740	-
Accrued guarantee tax	4,453,755	-
Accrued expenses	379,985	384,135
Provision for tax	-	3,985,856
Interest and penalty for income tax accrued	136,190	1,452,479
Others	3,922	3,403
	$6,601,774	$5,874,187

Note 12 – CONTINGENT LIABILITIES

In 2009, the Company’s subsidiary, Tianquan, engaged a general contractor to construct a water manufacturing plant for RMB 4,758,600 (US$766,000).  Upon completion, EFT inspected the plant and found several material construction defects, including, but not limited to, the fact that the contractor used inferior construction material, inconsistent construction plans and substandard insulation material. As a result, EFT conditioned its final construction payment to the contractor in the amount of RMB 698,896 (US$112,500) on the rectification of all construction defects. On March 22, 2012, the contractor brought a case against EFT in Baiquan People’s Court in Heilongjiang Province seeking approximately RMB 1,912,000 (US$308,400) of purported outstanding payments under the contract and interest thereon.  On January 16, 2014, Tianquan received an unfavorable decision issued by Baiquan People’s Court in Heilongjiang Province awarding the contractor approximately RMB 1,326,916 (US$213,700) of purported outstanding payments under the contract and interest thereon.  The Company accrued contingent liabilities as a result of the court’s decision and subsequently filed an appeal. The final resolutions are now pending. (see Note 18)

Note 13 – SHORT-TERM LOANS

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

The Company renewed coverage for the 2014-2015 period and received a new loan in the amount of $503,200 from IFI to finance the directors’ and officers’ insurance premium bearing an interest rate of 3.60% per annum. The loan was repaid over a nine-month period beginning on December 15, 2014. The terms of the agreement allowed for the Company to make nine equal payments of $56,753 each.

The Company renewed coverage for the 2015-2016 period and received a new loan in the amount of $462,170 from IFI to finance the directors’ and officers’ insurance premium bearing an interest rate of 3.60% per annum. The loan is to be repaid over a nine-month period beginning on December 15, 2015. The terms of the agreement allow the Company to make nine equal payments of $52,126 each.

Note 14 – WARRANTS

As of March 31, 2014, the Company’s subsidiary Digital Development Partners Inc. has 2,000,000 common stock warrants outstanding, and 330,665 Series A and 330,665 Series B warrants outstanding, which are accounted for as equity instruments. The 2,000,000 warrants expired on June 1, 2014 and permit the holders to purchase one share of Digital’s common stock at an exercise price of $1.00 per share. The Series A and Series B warrants expired on September 30, 2014 and permit the holders to purchase one share of Digital’s common stock at an exercise price of $1.00 per share and $1.25 per share, respectively. There were no warrants exercised in the years ended March 31, 2016 and 2015.

Note 15 – INCOME TAXES

The Company was incorporated in the United States and has operations in five tax jurisdictions - the United States, the Hong Kong Special Administrative Region (“HK SAR”), mainland China, Taiwan, and the BVI.

The Company generated substantially all of its net income from its BVI operations for the two years ended March 31, 2016 and 2015. According to BVI tax law, this income is not subject to any taxes. The Company’s HK SAR subsidiaries are subject to a 16.5% profit tax based on its taxable net profit. EFT (HK) Ltd provides management service to a BVI subsidiary, and the BVI subsidiary reimburses EFT (HK) Ltd for its total operating expenses plus a 5% mark up, and the income is subject to a 16.5% profit tax. The deferred tax assets for the Company’s US operations were immaterial for the two years ended March 31, 2016 and 2015.

The Company’s Taiwan subsidiary, EFT Investment, and its factory in mainland China are subject to a 17% and 25% standard enterprise income tax, respectively, based on its taxable net profit. These operations have incurred net accumulated operating losses for income tax purposes and management believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, it has provided full valuation allowance for the deferred tax assets arising from the losses as of March 31, 2016 and 2015.

The income tax expenses consist of the following:

	Year Ended March 31,
	2016	2015
Current:
Domestic-Federal	$-	$-
-State	30,356	6,672
Foreign	(2,073)	2,097
Effect of IRS audits	(4,107,895)	-
Deferred	-	-
Income tax expense (benefit)	$(4,079,612)	$8,769

A reconciliation of income tax expense (benefit), with the amounts computed by applying the statutory federal income tax rate of 35% to income before income taxes is as follows:

	Year Ended March 31,
	2016	2015

Income tax at U.S. statutory rate	$1,563,924	$(1,963,265)
State tax	30,356	6,672
Deferred tax valuation allowance	(1,419,693)	1,958,132
Nondeductible expense	(144,231)	5,133
Foreign subsidiaries income tax (benefit)	(2,073)	2,097
Effect of IRS audits	(4,107,895)	-
Income tax expense (benefit)	$(4,079,612)	$8,769

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

On June 18, 2014, after receiving further information from the Company subsequent to the issuance of its original report, the IRS reversed its position on a major issue and has issued a revised report which significantly reduced the amount of tax the Company owes. Accordingly, the Company has revised its provision for income taxes and has reversed $4.1 million of the original provision recorded previously.

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

Note 16 – COMMITMENTS

Lease commitment

The Company has certain operating leases for office space, training center and storage which will expire between 2017 and 2018. The future minimum lease payments are as follows:

For the year ended March 31,

2017	$230,790

2018	$131,139

The Company also leases a 40,000 square meter property from Yongqin county of Baiquan, Heilongjiang Province, the PRC and constructed a bottled water factory there. The land is leased commencing on December 31, 2009 for a term of fifty years, with a yearly land use right’s fee of $3,709.

Total rent expenses for the years ended March 31, 2016 and 2015, were $250,741 and $370,271, respectively.

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

The following tables provide the business segment information as of and for the years ended March 31, 2016 and 2015. Income tax allocations have been determined based on statutory rates in the applicable business segment.

	Year ended March 31, 2016
	Online	Beverage	Unallocated
	business	business	items	Total
Total revenues, net	$441,372	$-	$-	$441,372
Total cost of revenues	(238,015)	-	-	(238,015)
Gross profit	203,357	-	-	203,357
Operating expenses:
Selling, general and administrative expenses	1,773,648	188,804	3,920,870	5,883,322
Provision for inventory obsolescence	25,612	-	-	25,612
Royalty expenses	500,000	-	-	500,000
Total operating expenses	2,299,260	188,804	3,920,870	6,408,934
Net operating loss	(2,095,903)	(188,804)	(3,920,870)	(6,205,577)
Other income	69,389	2	10,353,868	10,423,259
Allocated income tax benefit	2,073	-	4,077,539	4,079,612
Income (loss) after income tax	(2,024,441)	(188,802)	10,510,537	8,297,294

Total long-lived assets	1,433	698,125	9,430,133	10,129,691

Additions to long-lived assets	1,249	-	9,299,641	9,300,890

	Year ended March 31, 2015
	Online	Beverage	Unallocated
	business	business	items	Total
Total revenues, net	$967,831	$-	$-	$967,831
Total cost of revenues	(356,680)	-	-	(356,680)
Gross profit	611,151	-	-	611,151
Operating expenses:
Selling, general and administrative expenses	2,125,387	218,151	2,861,585	5,205,123
Provision for inventory obsolescence	130,787	-	-	130,787
Royalty expenses	500,000	-	-	500,000
Total operating expenses	2,756,174	218,151	2,861,585	5,835,910
Net operating loss	(2,145,023)	(218,151)	(2,861,585)	(5,224,759)
Other income	161,990	4,725	2,353,268	2,519,983
Allocated income tax expense	(2,097)	-	(6,672)	(8,769)
Loss after income tax	(1,985,130)	(213,426)	(514,989)	(2,713,545)

Total long-lived assets	19,760	872,881	1,488	894,129

Additions to long-lived assets	-	-	-	-

Note 18 – LITIGATION

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

On August 2, 2010, the Company commenced a legal proceeding against Marinteknik Shipbuilders (S) Pte Ltd. and six other persons in the High Court of the Republic of Singapore alleging fraud, misrepresentation, and deceit on the part of the defendants with respect to the Company’s investment in Excalibur. The Company claims that the wrongful actions of the defendants resulted in damages of $19,000,000 to the Company. On December 11, 2012, the High Court issued a decision whereby it dismissed the Company’s actions against Marinteknik and Lim Lan Eng (Priscilla), a director of Marinteknik. On January 8, 2013, the Company filed an appeal against the decision made by the High Court. On November 29, 2013, the appellate court issued its order and sustained the High Court’s decision and awarded legal fees to the defendants. The Company has accrued a liability in the amount of $200,000 for the legal costs. The High Court dismissed the appeal by the Company, but criticized the defendants, stating that their actions were “wholly lacking in probity” and “likely also to have been unlawful”. After seeking further legal advice and balancing all factors, however, it was decided that commencing further legal proceedings on this matter is not beneficial to the commercial interests of the Company. On October 15, 2015, the High Court determined that the Company is obligated to bear the defendants’ legal costs of approximately SGD 307,000. On February 18, 2016, the Commercial Affairs Department issued a letter to confirm completion of the investigation of the report by the Company regarding Lim Lam Eng (Priscilla) and Marinteknik Shipbuilders (S) Pte Ltd. and confirmed their view that no evidence of a criminal offense was disclosed and they will not be pursuing the matter further. On March 4, 2016, the Company received a letter from the defendants’ solicitor stating that legal proceedings against the Company have been commenced for the claim of the taxed amount of approximately SDG 85,000.

On June 9, 2016, Lim Lan Eng Priscilla and Marinteknik filed an action against EFTI in the Supreme Court of the State of New York, County of New York. The action seeks summary judgment on their claims for fees in the sum of $162,720.38, arising out of the Singapore High Court’s determination that plaintiffs were entitled to an award of their fees and costs in connection with the Singapore litigation. EFTI intends to defend and contest the relief sought. A determination as to the plaintiffs’ motion for summary judgment has not been made.

In 2009, the Company’s subsidiary, Heilongjiang Tianquan Manor Soda Drinks Co. Ltd., “Tianquan”, engaged a general contractor, the “Contractor”, to construct a water manufacturing plant, the “Plant”, for RMB 4,758,600 ($776,300). Upon completion, the Company inspected the Plant and found several material construction defects, including, but not limited to, the fact that the Contractor used inferior construction material, inconsistent construction plans and substandard insulation material. As a result, in 2010, the Company conditioned its final construction payment to the Contractor in the amount of RMB 698,896 ($112,500) on the rectification of all construction defects. On March 22, 2012, the Contractor brought a case against Tianquan in Baiquan People’s Court in Heilongjiang Province seeking approximately RMB 1,912,000 of purported outstanding payments under the contract and interest thereon. On January 16, 2014, the Company’s subsidiary, Tianquan, received an unfavorable decision issued by Baiquan People’s Court in Heilongjiang Province awarding the contractor approximately RMB 1,326,916 of purported outstanding payments under the contract and interest thereon. Tianquan filed an appeal with the Qiqihar Intermediate People’s Court on January 27, 2014. On August 18, 2014, the Qiqihar Intermediate People’s Court issued a judgment rescinding the unfavorable decision issued by the Baiquan People’s Court and ordered the case to be reheard at the Baiquan People’s Court. On September 25, 2014, Tianquan received a favorable decision from Baiquan People’s Court as the court concluded that the company stamps affixed to all of the Contractor’s legal documents were fake. On November 5, 2014, the sub-contractor brought another civil case against Tianquan in the Baiquan People’s Court in Heilongjiang Province seeking RMB 1,823,787 of purported outstanding payments under the same contract and interest thereon. On December 8, 2014, Tianquan filed a civil lawsuit against the sub-contractor for compensation for material construction defects. On December 31, 2015, the two cases were reheard at the Baiquan People’s Court and the sub-contractor changed the claim to the amount of RMB 1,123,266. On January 5, 2016, the Company’s subsidiary, Tianquan, received an unfavorable decision issued by Baiquan People’s Court awarding the contractor approximately RMB 827,000 of purported outstanding payments under the contract and interest thereon. The Court ordered the subcontractor to reimburse the amount of RMB 120,000 for testing fees to the Company. The Company filed an appeal of the two cases and the final resolutions are now pending.

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

On June 4, 2015, the Superior Court of California, County of Los Angeles, ruled that because the Company has its principal place of business in California, the matter was stayed to allow the Company time to file in the appropriate forum. The Court further ordered that Taiwan is a suitable forum for the Company’s complaint. An order to show cause was set for December 4, 2015.

On September 9, 2015, the court dismissed this legal action against all of the defendants with prejudice. A subsequent settlement was reached on October 15, 2015 by all parties. As part of the terms of the settlement, the Company will receive both real property and cash. (See Note 8)

On July 23, 2013, the Taipei District Prosecutor’s Office issued a non-indictment decision on charges of fraud against the Defendants, which the Company believes is unwarranted. The decision not to indict the Defendants was made despite the fact that the Taiwan Investigation Bureau, Ministry of Justice had confirmed that Thomas Chen, the former GM of EFTI, has received and/or has intended to receive secret profits from Tom Peng, who admitted his full control over Meifu and Transglobe. A report by the Taiwan Investigation Bureau, Ministry of Justice, further revealed, among other fraudulent activities, that Tom Peng and his son, Steven Peng, a.k.a. Tien Te Peng, were involved in illegal inter-company transactions and illegal related party transactions. Documents received by the Company through court petition indicated that, on June 14, 2013, the Prosecutor in Taiwan, despite what the Company believes to have been ample evidence of illegality, instructed the Taiwan Investigation Bureau to halt all further investigations into EFTI’s criminal complaint prior to his written decision not to indict the Defendants. Subsequently, on August 22, 2013, EFTI completed the filing of the appeal with the Taiwan High Prosecutor’s Office for reconsideration of the non-indictment charges against the Defendants. This appeal was rejected on August 29, 2013, which the Company believes was not enough time for the Prosecutor’s Office to fully reconsider the appeal. On September 12, 2013, EFTI filed a final petition to the Taipei District Court for judgment of the decision made by the Taiwan High Prosecutor’s Office, but the petition was rejected on March 5, 2014. On October 15, 2015, the Company reached a settlement agreement with the defendants and the civil case in the Los Angeles Supreme Court was dismissed with prejudice.

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

On January 30, 2015, a class action entitled Wang, et al. v. EFT Holdings, Inc., et al. was filed on behalf of a putative class of all purchasers of the Company’s products against the Company and certain of its current and former officers and directors in the United States District Court for the Central District of California.  On April 29, 2015, the court consolidated this action with the Li, et al. v. Qin, et al. and Li, et al. v. EFT Holdings, Inc., et al. actions.  On May 7, 2015, Plaintiffs filed a motion for class certification, which was fully briefed by the parties. On December 14, 2015, the court denied Plaintiffs’ motion for class certification.  On April 6, 2016, the parties stipulated to a voluntary dismissal of Plaintiffs’ claims with prejudice.

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

On April 18, 2014, George Curry filed a Notice of Removal for the above action to be brought in the District Court of California, Los Angeles (Western District). In the same action, he brought a counterclaim against the Company, Jack Qin and Pyng Soon and sought implied and equitable indemnity, declaratory relief and apportionment of fault. On or around December 11, 2014, George Curry filed a motion for summary judgment against the Company and all other cross-defendants in the matter. The motion was heard on February 26, 2015 and court denied George Curry’s motion. Thereafter, a second motion for summary judgment was filed by Mr. Curry. That motion was denied as well. The final resolution of the entire matter is still pending. Trial is currently scheduled for Feburary 7, 2017. In addition, the Court consolidated the trial of this matter with that of the Company’s lawsuit against CTX, Buckman, Buckman & Reid and Peter Lau.

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

On May 26, 2016, the Court struck CTX’s Answer to the Complaint and entered default. The Company is in the process of preparing a default package.

On April 1, 2016, Buckman, Buckman & Reid and Peter Lau filed a motion with the court to compel the matter to arbitration, thereby seeking to avoid a jury trial. The Company opposed the motion, arguing that there was no applicable arbitration provision, and seeking to retain the right to a jury trial. After extensive briefings, and following oral argument, on June 2, 2016, the Court denied Buckman, Buckman & Reid and Peter Lau’s motion to compel arbitration. The Court thereafter scheduled the trial for February 7, 2017.

On June 22, 2015, a complaint entitled Greenstone Holdings, Inc. v. EFT Holdings, Inc., et al. was filed in the United States District Court for the Central District of California, asserting a claim for express indemnity against the Company, in excess of $150,000. After negotiations, the Company entered into a confidential settlement with Greenstone Holdings, Inc. on April 14, 2016.

Note 19 – SUBSEQUENT EVENTS

The Company has reviewed its subsequent events through the date these consolidated financial statements were issued and has determined that no material subsequent events have occurred through such date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of its principal executive officer and its principal financial officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2016 because of the material weakness in internal control over financial reporting described below.

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

The Company’s management conducted an assessment of the effectiveness of its internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified a material weakness in internal control over financial reporting as of March 31, 2016. The material weakness relates to the fact that the Company does not have sufficient accounting staff and supervisory personnel to provide an appropriate segregation of accounting functions. As a result of the aforementioned material weakness, the Company’s management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2016.

Management’s Planned Corrective Actions

In order to remediate the documented material weakness, the Company’s management plans to implement the following corrective measures:

a)	Enhance the size of the Company’s accounting staff;
b)	Hire additional supervisory personnel, including a financial controller for the Company’s U.S. office, to facilitate the implementation of additional internal controls and an appropriate segregation of accounting functions; and
c)	Provide further training for supervisory and other accounting staff to enhance understanding and implementation of additional controls and procedures.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that have materially affected, or are likely to materially affect, its internal control over financial reporting during the quarter ended March 31, 2016.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists the names, ages, certain positions and offices held by the Company’s directors and named executive officers as of the date of this filing.

Name	Age	Title
Jack Jie Qin	56	President, chief executive officer, and a director
William E. Sluss	61	Principal financial and accounting officer
Visman Chow	61	Director
Norman Ko	52	Director
Pyng Soon	56	General counsel

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

William E. Sluss

Mr. Sluss has been serving as the Company’s corporate controller since August 2010 and was promoted to the position of chief financial and accounting officer in October 2012. Mr. Sluss has twenty years of experience providing financial, operational and managerial expertise for companies in both the private and public sectors. His background includes experience in the banking, manufacturing, nuclear and logistics industries. He has extensive experience with SEC reporting companies and U.S. GAAP, including acting as the controller during the successful initial public offering of Heritage Federal Bank, FSB (NYSE). His experience includes four years with Quebecor Printing (one of the world’s largest printers of bibles and textbooks) and two years with Flour City International (a U.S. publicly traded (Nasdaq) construction /manufacturing company). In 2002, Mr. Sluss joined Studsvik, Inc. (a publicly traded nuclear service company (Stockholm Exchange) headquartered in Stockholm, Sweden) as its chief financial officer for the U.S. operations. Mr. Sluss has extensive experience with IFRS over his career while working for several international companies. In addition, throughout his career, Mr. Sluss has worked closely with the world’s largest accounting firms (e.g., KPMG and PricewaterhouseCoopers), serving as the main contact with those firms. He also has extensive experience with the COSO framework and SOX compliance. Mr. Sluss received a Bachelor of Science Degree in Accounting from the University of Virginia’s College at Wise in 1990 and became a licensed Certified Public Accountant (“CPA”) in the same year.

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

Jack Jie Qin, William E. Sluss, Visman Chow, Norman Ko, and Pyng Soon have not filed any required forms under Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

The Company’s Board of Directors acts as its compensation committee. During the year ended March 31, 2016, all of the Company’s directors participated in deliberations concerning executive officer compensation.

During the year ended March 31, 2016, none of the Company’s directors were members of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of the Company’s directors or as a member of its compensation committee.

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

Summary Compensation Table

The following table shows, in summary form, the compensation received by (i) the Company’s Chief Executive and Principal Financial Officers and (ii) by each other executive officer who received compensation in excess of $100,000 during the fiscal years ended March 31, 2016 and 2015.

Name and Principal Position	Fiscal Year Ended March 31,	Salary(1)	Total(2)
Jack Jie Qin	2016	$236,083	$236,083
(Principal Executive Officer)	2015	$50,000	$50,000
Pyng Soon(3)	2016	$48,812	$48,812
(General Counsel)	2015	$136,675	$136,675
Bill Sluss (4)	2016	$120,764	$120,764
(Principal Financial Officer)	2015	$115,933	$115,933

(1)	The dollar value of base salary (cash and non-cash) earned and any bonus (cash and non-cash) earned.
(2)	To date, the Company has not adopted a stock option plan, a stock bonus plan or any other type of incentive plan. The Company has not issued any options to its executive officers, directors or employees or paid them other payments.
(3)	Pyng Soon was appointed as the general counsel of the Company in January 2009.
(4)	Bill Sluss was appointed as the Company’s corporate controller since August 2010, appointed as interim principal financial and accounting officer in November 2011, and promoted to be principal financial and accounting officer in October 2012.

Employment Agreements

Please see Note 16 to the Consolidated Financial Statements contained in Item 8 for disclosures with respect to the employment agreements to which certain of the named executive officers described in the above Summary Compensation Table are subject.

Compensation of Directors during Fiscal Year Ended March 31, 2016

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Visman Chow	$24,000	0	0	24,000
Norman Ko	$48,000	0	0	48,000

Each non-management director receives an annual fee of $24,000 with the Chairman of the Company’s Audit Committee receiving an additional $24,000. Mr. Norman Ko served as the chairman of the Company’s audit committee during the fiscal year ended March 31, 2016. The Company’s directors are also reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at director and committee meetings.

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

Report of the Board of Directors

The Board of Directors (which functions as the Compensation Committee) has reviewed and discussed the Compensation Discussion and Analysis with management. Based on that review and discussion, the Board has determined that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K for the year ended March 31, 2016.

The Board of Directors
Jack Jie Qin
Visman Chow
Norman Ko

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the beneficial ownership of the Company’s common stock as of March 31, 2016 by (i) each of its directors and executive officers, (ii) all directors and executive officers as a group and (iii) each owner of more than 5% of its common stock.

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

See Note 7 of the Notes to the Consolidated Financial Statements contained in Item 8 for information concerning the Company’s loan to Yeuh-Chi Liu and the related transactions with EFT Assets Limited, JFL Capital Limited and Wendy Qin.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Paritz & Company P.A. audited the Company’s financial statements for the years ended March 31, 2016 and 2015. The following table shows the aggregate fees billed to the Company during the years ended March 31, 2016 and 2015, by Paritz & Company P.A. for audit services.

	2016	2015
Audit Fees	$55,000	$65,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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

Date: July 13, 2016

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

Signature	Title	Date

/s/ Jack Jie Qin	Director and Principal	July 13, 2016
Jack Jie Qin	Executive Officer

/s/ William E. Sluss	Principal	July 13, 2016
William E. Sluss	Financial and Accounting Officer

/s/ Visman Chow
Visman Chow	Director	July 13, 2016

/s/ Norman Ko
Norman Ko	Director	July 13, 2016

Index to Exhibits

Exhibit No.:	Description:

3.1(1)	Articles of Incorporation of GRG, Inc. (now EFT Holdings, Inc.).

3.1.1(1)	Articles of Merger filed December 28, 2004 between HumWare Media Corporation, World Wide Golf Web, Inc. and GRG, Inc.

3.1.2(1)	Certificate of Amendment, effective November 7, 2007, to the Articles of Incorporation of HumWare Media Corporation

3.1.3(9)	Articles of Merger filed December 13, 2010 between QCSC, Inc. and EFT Biotech Holdings, Inc.

3.2(3)	By-laws

4.1(1)	Form of Common Stock Certificate

4.2(1)	Form of Warrant to purchase one share of Common Stock for a purchase price of $3.80 per share until the second anniversary date of the date of issuance

10.1(3)	Share Exchange Agreement, dated as of the 1st day of November, 2007, by and among EFT Holdings, Inc. (formerly HumWare Media Corporation), a Nevada corporation; certain EFT Shareholders and EFT BioTech Corporation, a Nevada corporation

10.2(2)	Subscription Agreement for Units in connection with the Registrant’s Regulation S Private Placement

10.3(3) +	Employment Agreement, dated May 10, 2008, between EFT BioTech Holdings, Inc. and Sharon Tang

10.4(5)	$500,000 Loan Agreement (the “Agreement”), dated November 24, 2008 , between the EFT Biotech Holdings, Inc. (as the lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the borrower).

10.5(5)	First Extension of $500,000 Loan, dated December 25, 2008

10.6(5)	Second Extension of $500,000 Loan, dated May 25, 2009

10.7(6)	$2,000,000 Loan Agreement and promissory note, dated September 23, 2008, between the EFT Biotech Holdings, Inc. (as the lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the borrower) (the “$2,000,000 Loan Agreement”)

10.8(5)	First Extension of $2,000,000 Loan Agreement, dated November 25, 2008

10.9(5)	Second Extension of $2,000,000 Loan Agreement, dated May 25, 2009

10.10(6)	$600,000 Loan Agreement, dated May 13, 2009, between the EFT Biotech Holdings, Inc. (as the lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the borrower) (the “600,000 Loan Agreement”).

10.11(6)	Addendum to $600,000 Loan Agreement, dated May 13, 2009, between the EFT Biotech Holdings, Inc. (as the lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the borrower).

10.12 (7)	$330,000 Loan Agreement, dated July 14, 2008, between EFT BioTechHoldings, Inc. (lender) and Yeuh-Chi Liu (borrower)

10.13 (7)	Addendum to $330,000 Loan Agreement, dated July 15, 2008, between BioTech Holdings, Inc. and Yeuh-Chi Liu

10.14 (7)	$1,567,000 Loan Agreement, dated July 25, 2008, between BioTech Holdings, Inc. (lender) and Yeuh-Chi Liu (borrower)

10.15(8)	Subscription agreement, dated June 30, 2008, between EFT BioTechHoldings, Inc. and Excalibur International Marine Corporation

10.16(8)	Third Extension of $2,000,000 Loan Agreement with Excalibur International Marine Corporation

10.17(8)	First Extension of the $600,000 Loan Agreement, dated November 13, 2010

10.18(8)	Extension of $500,000 loan with Excalibur International Marine Corporation

10.19(9)	Consultancy Agreement, dated March 31, 2010, between EFT International Limited and JFL Capital Limited

10.20(9)	Employment Agreement, dated January 1, 2009, between EFT Biotech Holdings Inc. and Jack Jie Qin

10.21(9)	Employment Agreement, dated January 1, 2009, between EFT Biotech Holdings Inc. and Pyng Soon

10.22(9)	English Translation of Form of Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park

10.23(9)	English Translation of Agreement Regarding the “Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park,” dated May 31, 2011, among Jack Jie Qin, Meifu Development Co., Ltd. and EFT Investment Co., Ltd.

10.24(9)	English Translation of Agreement Regarding the “Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park,” dated May 31, 2011, among Jack Jie Qin, TransGlobe Life Insurance Inc. and EFT Investment Co., Ltd.

10.25(9)	English Translation of Amendment Agreement to the “Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park,” dated July 1, 2011, among Jack Jie Qin, Meifu Development Co., Ltd. and EFT Investment Co., Ltd.

10.26(9)	English Translation of Amendment Agreement to the “Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park,” dated July 1, 2011, among Jack Jie Qin, TransGlobe Life Insurance Inc. and EFT Investment Co., Ltd.

14.1(3)	Code of Ethics

21.1(9)	List of Subsidiaries

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

101	The following materials from the EFT Holdings, Inc. Annual Report on Form 10-K for the year ended March 31, 2016, filed on July 13, 2016 formatted in Extensible Business Reporting Language (XBRL):
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

