Form 10-Q
period 2016-06-30
EFT Holdings, Inc.
filed 2016-08-19
CIK 1450973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2016

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

As of August 15, 2016, the registrant had 75,983,201 outstanding shares of common stock.

Cautionary Statement

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. The Company’s expectations are as of the date this Form 10-Q is filed, and the Company does not intend to update any of the forward-looking statements after the date this quarterly report on Form 10-Q is filed to conform these statements to actual results, unless required by law. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016 as filed with the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements.

EFT HOLDINGS, INC.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2016	March 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$2,348,114	$3,427,666
Securities available for sale	775,455	810,344
Inventories	226,905	221,439
Prepaid expenses	336,556	510,510
Related party receivables	-	1,000,000
Other receivables	358,409	440,663
Total current assets	4,045,439	6,410,622

Property and equipment, net	10,060,700	10,129,691
Security deposit	357,269	357,408
Total assets	$14,463,408	$16,897,721
LIABILITIES AND EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$2,035,684	$2,138,078
Related party payable	101,250	97,500
Commission payable	3,672,071	3,682,236
Other liabilities	5,587,138	6,601,774
Unearned revenues	3,193,376	3,201,936
Short-term loan	103,787	258,308
Contingent liabilities	199,536	205,087
Total liabilities	14,892,842	16,184,919

Equity (deficiency)
EFT Holdings, Inc. stockholders' equity (deficiency):
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value, 4,975,000,000 shares authorized, 75,983,201 shares issued and outstanding at June 30, 2016 and March 31, 2016	760	760
Additional paid in capital	52,854,891	52,854,891
Accumulated deficit	(53,165,579)	(51,997,694)
Accumulated other comprehensive loss	(58,866)	(86,495)
Total EFT Holdings, Inc. stockholders’ equity (deficiency)	(368,794)	771,462
Non-controlling interest	(60,640)	(58,660)
Total equity (deficiency)	(429,434)	712,802
Total liabilities and equity (deficiency)	$14,463,408	$16,897,721

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	June 30, 2016	June 30, 2015

Sales revenues, net	$86,231	$76,316
Shipping charges	6,424	24,051
Total revenues, net	92,655	100,367

Cost of sales	54,785	48,068
Shipping costs	257	175
Total cost of revenues	55,042	48,243
Gross profit	37,613	52,124
Operating expenses:
Selling, general and administrative expenses	1,091,620	1,345,197
Provision for inventory obsolescence	9,572	6,409
Royalty expenses - related party	125,000	125,000
Total operating expenses	1,226,192	1,476,606
Operating loss	(1,188,579)	(1,424,482)
Other income/(expense)
Interest income	12,391	20,739
Interest expense	(2,953)	(42,913)
Gain/(loss) on disposal of securities available for sale (includes $(11,207) and $9,060 accumulated other comprehensive (loss)/income reclassifications for unrealized net gains on securities available for sale for the three months ended June 30, 2016 and 2015, respectively)	12	(3,592)
Foreign exchange loss	(804)	(408)
Other income	12,937	17,057
Total other income	21,583	(9,117)

Loss before income taxes	(1,166,996)	(1,433,599)
Income tax expense	2,869	-
Net loss	(1,169,865)	(1,433,599)
Loss from non-controlling interest	1,980	2,221
Net loss attributable to EFT Holdings, Inc.	$(1,167,885)	$(1,431,378)

Net loss per share
Basic and diluted	$(0.02)	$(0.02)

Net loss per common share attributable to EFT Holdings, Inc.
Basic and diluted	$(0.02)	$(0.02)

Weighted average common shares outstanding
Basic and diluted	75,983,201	75,983,201

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended
	June 30, 2016	June 30, 2015

Net loss	$(1,169,865)	$(1,433,599)
Other comprehensive income/(loss)
Foreign currency translation adjustment	24,165	3,990
Unrealized gain on securities available for sale	3,464	(13,877)
Comprehensive loss	(1,142,236)	(1,443,486)
Less: Comprehensive loss attributable to
non-controlling interests	(1,980)	(2,221)
Comprehensive loss attributable to EFT Holdings, Inc.	$(1,140,256)	$(1,441,265)

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net loss	$(1,169,865)	$(1,433,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,911	42,259
(Gain)/loss from securities available for sale	(12)	3,592
Provision for inventory obsolescence	9,572	6,409
Loss on disposal of fixed assets	-	11,432
Changes in operating assets and liabilities:
Inventories	(16,158)	37,151
Prepaid expenses	173,388	155,477
Other receivables	5,028	6,669
Accounts receivable	75,602	8,719
Accounts payable	(101,908)	212,662
Commission payable	(10,165)	(89,836)
Other liabilities	(1,006,449)	99,337
Unearned revenues	(8,560)	78,600
Net cash used in operating activities	(2,000,616)	(861,128)

Cash flows from investing activities:
Additions to fixed assets	(1,659)	-
Purchase of securities available for sale	(1,543)	-
Proceeds from available for sale securities	39,563	697,916
Related party receivables	1,000,000	-
Net cash provided by investing activities	1,036,361	697,916

Cash flows from financing activities:
Repayment of short-term loan	(154,521)	(168,239)
Related party payable	3,750	3,750
Net cash used in financing activities	(150,771)	(164,489)

Effect of exchange rate changes on cash	35,474	(106)

Net decrease in cash	(1,079,552)	(327,807)
Cash, beginning of period	3,427,666	2,332,595
Cash, end of period	$2,348,114	$2,004,788

Supplemental disclosures of cash flow information:
Interest expenses paid in cash	$1,846	$2,021

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

Note 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $10,847,403 and an accumulated deficit of $53,165,579 as of June 30, 2016, and it reported net operating losses for the past two fiscal years. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital from external sources in order to continue the long-term efforts contemplated under its business plan. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2016 and the results of operations and cash flows for the periods ended June 30, 2016 and 2015. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended June 30, 2016 are not necessarily indicative of the results to be expected for any subsequent periods or for the year ending March 31, 2017. The balance sheet at March 31, 2016 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended March 31, 2016 as included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016.

Certain amounts in prior period financial statements have been reclassified to conform to current period presentation.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned except for Digital Development Partners Inc., “Digital”, which is 91.7% owned by the Company. All material intercompany transactions and balances have been eliminated.

Uses of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions include determining the fair market value of the Company’s inventory, the collectability of accounts receivable, the value of deferred taxes and related valuation allowances. Certain of the Company’s estimates, including evaluating the collectability of accounts receivable and the fair market value of inventory, could be affected by external conditions, including those particular to the Company’s industry, and general economic conditions. It is possible that these external factors could have an effect on the Company’s estimates that could cause actual results to differ from the Company’s estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and records adjustments when necessary.

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

Recent accounting pronouncements

There are no new accounting pronouncements adopted or enacted during the three months ended June 30, 2016 that had, or are expected to have, a material impact on the Company’s financial statements.

Note 4 - SECURITIES AVAILABLE FOR SALE

Securities available for sale consist of the following:

	June 30, 2016
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Duration (1)
Corporate bonds	$196,350	$3,427	$(2,304)	$197,473	4.46
Corporate notes	574,695	8,068	(4,781)	577,982	1.82
Total debt securities	$771,045	$11,495	$(7,085)	$775,455

	March 31, 2016
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Duration (1)
Corporate bonds	$235,901	$2,276	$(2,773)	$235,404	4.67
Corporate notes	573,497	5,720	(4,277)	574,940	2.07
Total debt securities	$809,398	$7,996	$(7,050)	$810,344

(1)	Average remaining duration to maturity, in years.

All securities were classified as available for sale as of each date presented.

The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, as of June 30, 2016:

	Less than 1 year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Loss
Corporate bonds	$-	$-	$70,039	$(2,304)	$70,039	$(2,304)
Corporate notes	-	-	257,732	(4,781)	257,732	(4,781)
Total debt securities	$-	$-	$327,771	$(7,085)	$327,771	$(7,085)

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

There were 5 securities in an unrealized loss position at June 30, 2016. Management does not intend to sell any of the securities classified as available for sale which have unrealized losses and believes that it is not likely that the Company will have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased and are not the result of deteriorated credit quality. The fair value is expected to recover as the bonds approach their maturity or re-pricing date or if market yields for such investments decline. Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.

Investment securities with a book value of $39,551 were sold during the three months ended June 30, 2016. The Company recognized a gain of $12 on the sale of those securities.

Note 5 - INVENTORIES

The components of inventories were as follows:

	June 30, 2016	March 31, 2016
Raw materials and supplies	$39,440	$40,537
Finished goods	187,465	180,902
	$226,905	$221,439

Note 6 - LOANS TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The Company uses the “EFT” name, a trademark owned and licensed to it by EFT Assets Limited (“EFT Assets”), a company that Wendy Qin, a director of EFT International Ltd., served as a director until March 2015. The Company is required to pay an annual royalty to EFT Assets equal to a percentage of its gross sales for the previous fiscal year. The percentage is 5% for the first $30 million in gross sales, 4% for the $10 million in gross sales in excess of $30 million, 3% for the $10 million in gross sales in excess of $40 million; 2% for the $10 million in gross sales in excess of $50 million; and 1% for the $10 million in gross sales in excess of $60 million, with a minimum annual royalty of $500,000. EFT Assets is owned by a number of persons, including Wendy Qin. Ms. Qin is the sister of Jack Jie Qin, the Company’s president. During each of the three months ended June 30, 2016 and 2015, the royalties paid to EFT Assets were $125,000.

In March 2010, the Company’s subsidiary, EFT International Ltd., entered into a consulting agreement with JFL Capital Limited (“JFL”), a company in which Wendy Qin serves as a director and is one of the principal shareholders. Under this agreement,  JFL will provide consulting services on administration, financial matters, corporate planning and business development commencing on April 1, 2010, with an annual fee of $315,000. The annual fee is increased at the rate of $15,000 each year starting from April 1, 2011. The agreement may be terminated by either party on three months’ written notice. For the three months ended June 30, 2016 and 2015, the Company recorded consulting fees payable to JFL of $101,250 and $97,500, respectively.

From April 1, 2014 to April 1, 2015, the Company rented 2,500 square feet of office space with a monthly rent of $10,735 for its satellite training center located at Suite 3706, Langham Office Tower, 8 Argyle Street, Kowloon, Hong Kong SAR. From April 1 through June 24, 2015, the monthly rent was $15,319. The former office location is owned by a number of persons, including Wendy Qin, a director of EFT (HK) Ltd and the sister of Jack Jie Qin, the Company’s president.  During the three months ended June 30, 2015, the Company paid the lessors $42,983. The lease was terminated on June 24, 2015.

In February 2016, the Company advanced $1,000,000 to President Jack Qin for the prepayment of amounts relating to business development activities planned by the Company. The advance was not used and was repaid to the Company in June 2016.

Note 7 - OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	June 30, 2016	March 31, 2016
Payroll liabilities	$42,374	$42,593
Warranty liabilities	1,710	1,589
Accrued commission	591,393	1,583,740
Accrued contingent guarantee	4,452,374	4,453,755
Accrued expenses	358,820	379,985
Interest and penalty for income tax accrued	137,297	136,190
Others	3,170	3,922
	$5,587,138	$6,601,774

Note 8 - CONTINGENT LIABILITIES

In 2009, the Company’s subsidiary, Tianquan, engaged a general contractor to construct a water manufacturing plant for RMB4,758,600 ($766,000). Upon completion, EFT inspected the plant and found several material construction defects, including, but not limited to, the fact that the contractor used inferior construction material, inconsistent construction plans and substandard insulation material. As a result, EFT conditioned its final construction payment to the contractor in the amount of RMB698,896 ($112,500) on the rectification of all construction defects. On March 22, 2012, the contractor brought a case against EFT in Baiquan People’s Court in Heilongjiang Province seeking approximately RMB1,912,000 ($308,000) of purported outstanding payments under the contract and interest thereon. On January 16, 2014, Tianquan received an unfavorable decision issued by Baiquan People’s Court in Heilongjiang Province awarding the contractor approximately RMB1,326,916 ($199,536) of purported outstanding payments under the contract and interest thereon. The Company filed an appeal with Qiqihar Intermediate People’s Court and recorded contingent liabilities of RMB1,326,916 ($199,536). (See Note 12)

Note 9 - SHORT-TERM LOAN

The Company received a $503,200 loan from a third party, Insurance Financing, Inc., “IFI”, to finance the directors’ and officers’ insurance premium for the fiscal years 2014 and 2015. The loan bore an interest rate of 3.60% per annum, and was to be repaid over a nine-month period which began on December 15, 2014. The terms of the agreement allowed for the Company to make nine equal payments of $56,753 each and the loan was fully repaid during the quarter ended September 30, 2015.

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

The Company generated substantially all of its net income from its BVI operations for the three months ended June 30, 2016 and 2015. According to BVI tax law, this income is not subject to any taxes. The Company’s HK SAR subsidiaries are subject to a 16.5% profit tax based on its taxable net profit. EFT (HK) Ltd provides management service to a BVI subsidiary, and the BVI subsidiary reimburses EFT (HK) Ltd for its total operating expenses plus a 5% mark up, and the income is subject to a 16.5% profit tax. The deferred tax assets for the Company’s U.S. operations were immaterial for the three months ended June 30, 2016 and 2015.

The Company’s Taiwan subsidiary, EFTI, and its factory in mainland China are subject to a 17% and 25% standard enterprise income tax, respectively, based on its taxable net profit. These operations have incurred net accumulated operating losses for income tax purposes and management believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, it has provided full valuation allowance for the deferred tax assets arising from the losses as of June 30, 2016 and 2015.

The income tax expense consists of the following:

	Three Months Ended June 30,
	2016	2015
Current:
Domestic – Federal	$-	$-
– State	2,869	-
Foreign	-	-
Deferred	-	-
Income tax expense	$2,869	$-

A reconciliation of income taxes, with the amounts computed by applying the statutory federal income tax rate, 37% for the three months ended June 30, 2016 and 2015, to income before income taxes for the three months ended June 30, 2016 and 2015, is as follows:

	Three Months Ended June 30,
	2016	2015
Income tax provision (benefit) at U.S. statutory rate	$(431,056)	$(529,610)
State tax	2,869	-
Deferred tax valuation allowance	430,765	528,747
Nondeductible expenses	291	863
Income tax expense	$2,869	$-

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

Note 11 - SEGMENT INFORMATION

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

The following tables provide the business segment information as of and for the three months ended June 30, 2016 and 2015. Income tax allocations have been determined based on statutory rates in the applicable business segment.

	Three months ended June 30, 2016
	Online	Beverage	Unallocated
	business	business	items	Total
Total revenues, net	$92,655	$-	$-	$92,655
Total cost of revenues	(55,042)	-	-	(55,042)
Gross profit	37,613	-	-	37,613
Operating expenses:
Selling, general and administrative expenses	419,925	47,852	623,843	1,091,620
Provision for inventory obsolescence	9,572	-	-	9,572
Royalty expenses	125,000	-	-	125,000
Total operating expenses	554,497	47,852	623,843	1,226,192
Net operating loss	(516,884)	(47,852)	(623,843)	(1,188,579)
Other income/(expense)	21,992	-	(409)	21,583
Allocated income tax expense	-	-	(2,869)	(2,869)
Loss after income tax	(494,892)	(47,852)	(627,121)	(1,169,865)

Total long-lived assets	1,078	645,780	9,413,842	10,060,700

Additions to long-lived assets	-	-	1,659	1,659

	Three months ended June 30, 2015
	Online	Beverage	Unallocated
	business	business	items	Total
Total revenues, net	$100,367	$-	$-	$100,367
Total cost of revenues	(48,243)	-	-	(48,243)
Gross profit	52,124	-	-	52,124
Operating expenses:
Selling, general and administrative expenses	449,386	46,514	849,297	1,345,197
Provision for inventory obsolescence	6,409	-	-	6,409
Royalty expenses	125,000	-	-	125,000
Total operating expenses	580,795	46,514	849,297	1,476,606
Net operating loss	(528,671)	(46,514)	(849,297)	(1,424,482)
Other income/(expense)	26,505	-	(35,622)	(9,117)
Allocated income tax expense	-	-	-	-
Loss after income tax	(502,166)	(46,514)	(884,919)	(1,433,599)

Total long-lived assets	2,640	836,722	1,096	840,458

Additions to long-lived assets	-	-	-	-

Note 12 - LITIGATION

On October 1, 2010, EFT Investment Co. Ltd., “EFTI”, filed a lawsuit against Hsiao Zhong-Xing, former general manager of Excalibur, and Lu Zhuo-Jun, former vice general manager of Excalibur, collectively “Defendants,” in the Taiwan Shihlin District Prosecutor’s Office. EFTI alleges, among other things, that Defendants committed the offences of capital forging, fraud, breach of trust, and document fabrication. On April 30, 2013, the Taiwan Shihlin District Court found that both Hsaio Zhong-Xing and Lu Zhuo-Jun were guilty of fraudulent increase of paid-up capital and dismissed all other charges. As a result, Hsiao Zhong-Xing received a six-month jail sentence and Lu Zhuo-Jun received a five-month jail sentence. Both of their jail sentences can be converted into a fine. On May 27, 2013, the Shihlin District Prosecutor filed an appeal in the Taiwan High court for reconsideration of the judgment entered by the District Court. On February 19, 2014, the Taiwan High Court sustained the District Court’s decision and found Hsaio Zhong-Xing guilty and sentenced him to a mandatory ten month jail sentence; and found Lu Zhuo-Jun guilty and sentenced him to a mandatory eight-month jail sentence. This decision is final and confirmed. Based on the Taiwan Shihlin District Court’s judgment of fraudulent increase of paid-up capital, Excalibur filed a civil lawsuit against Hsiao Zhong-Xing, Lu Zhuo-Jun and Jiao Ren-He on January 7, 2014 for the unpaid capital amount of NTD 475,312,500. On January 13, 2015, being the largest creditor of Excalibur, EFTI filed a submission to the court to apply to join the case and the court’s decision is pending. On April 14, 2015, Excalibur filed with the court to withdraw the case and the court approved.

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

In 2009, the Company’s subsidiary, Heilongjiang Tianquan Manor Soda Drinks Co. Ltd., “Tianquan”, engaged a general contractor, the “Contractor”, to construct a water manufacturing plant, the “Plant”, for RMB 4,758,600 ($776,300). Upon completion, the Company inspected the Plant and found several material construction defects, including, but not limited to, the fact that the Contractor used inferior construction material, inconsistent construction plans and substandard insulation material. As a result, in 2010, the Company conditioned its final construction payment to the Contractor in the amount of RMB 698,896 ($112,500) on the rectification of all construction defects. On March 22, 2012, the Contractor brought a case against Tianquan in Baiquan People’s Court in Heilongjiang Province seeking approximately RMB 1,912,000 of purported outstanding payments under the contract and interest thereon. On January 16, 2014, the Company’s subsidiary, Tianquan, received an unfavorable decision issued by Baiquan People’s Court in Heilongjiang Province awarding the contractor approximately RMB1,326,916 of purported outstanding payments under the contract and interest thereon. Tianquan filed an appeal with the Qiqihar Intermediate People’s Court on January 27, 2014. On August 18, 2014, the Qiqihar Intermediate People’s Court issued a judgment rescinding the unfavorable decision issued by the Baiquan People’s Court and ordered the case to be reheard at the Baiquan People’s Court. On September 25, 2014, Tianquan received a favorable decision from Baiquan People’s Court as the court concluded that the company stamps affixed to all of the Contractor’s legal documents were fake. On November 5, 2014, the subcontractor brought another civil case against Tianquan in the Baiquan People’s Court in Heilongjiang Province seeking RMB 1,823,787 of purported outstanding payments under the same contract and interest thereon. On December 8, 2014, Tianquan filed a civil lawsuit against the sub-contractor for compensation for material construction defects. On December 31, 2015, the two cases were reheard at the Baiquan People’s Court and the sub-contractor changed the claim to the amount of RMB 1,123,266. On January 5, 2016, the Company’s subsidiary, Tianquan, received an unfavorable decision issued by Baiquan People’s Court awarding the contractor approximately RMB 827,000 of purported outstanding payments under the contract and interest thereon. The Court ordered the subcontractor to reimburse the amount of RMB 120,000 for testing fees to the Company. The Company filed an appeal of the two cases. On July 18, 2016, Baiquan People’s Court dismissed the appeal of the order awarding the contractor approximately RMB827,000 of purported outstanding payments under the contract and interest thereon. The appeal of the civil lawsuit against the subcontractor for compensation for material construction defects is still pending.

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

On September 9, 2015, the court dismissed this legal action against all of the defendants with prejudice. A subsequent settlement was reached on October 15, 2015 by all parties. As part of the terms of the settlement, the Company will receive both real property and cash. (See Note 9)

On July 23, 2013, the Taipei District Prosecutor’s Office issued a non-indictment decision on charges of fraud against the Defendants, which the Company believes is unwarranted. The decision not to indict the Defendants was made despite the fact that the Taiwan Investigation Bureau, Ministry of Justice had confirmed that Thomas Chen, the former GM of EFTI, has received and/or has intended to receive secret profits from Tom Peng, who admitted his full control over Meifu and Transglobe. A report by the Taiwan Investigation Bureau, Ministry of Justice, further revealed, among other fraudulent activities, that Tom Peng and his son, Steven Peng, a.k.a. Tien Te Peng, were involved in illegal inter-company transactions and illegal related party transactions. Documents received by the Company through court petition indicated that, on June 14, 2013, the Prosecutor in Taiwan, despite what the Company believes to have been ample evidence of illegality, instructed the Taiwan Investigation Bureau to halt all further investigations into EFTI’s criminal complaint prior to his written decision not to indict the Defendants. Subsequently, on August 22, 2013, EFTI completed the filing of the appeal with the Taiwan High Prosecutor’s Office for reconsideration of the non-indictment charges against the Defendants. This appeal was rejected on August 29, 2013, which the Company believes was not enough time for the Prosecutor’s Office to fully reconsider the appeal. On September 12, 2013, EFTI filed a final petition to the Taipei District Court for judgment of the decision made by the Taiwan High Prosecutor’s Office, but the petition was rejected on March 5, 2014. On October 15, 2015, the Company reached a settlement agreement with the defendants and the civil case in the Los Angeles Supreme Court was dismissed with prejudice.

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

On April 18, 2014, George Curry filed a Notice of Removal for the above action to be brought in the District Court of California, Los Angeles (Western District). In the same action, he brought a counterclaim against the Company, Jack Qin and Pyng Soon and sought implied and equitable indemnity, declaratory relief and apportionment of fault. On or around December 11, 2014, George Curry filed a motion for summary judgment against the Company and all other cross defendants in the matter. The motion was heard on February 26, 2015 and the court denied George Curry’s motion. Thereafter, a second motion for summary judgment was filed by Mr. Curry. That motion was denied as well. The final resolution of the entire matter is still pending. Trial is currently scheduled for February 7, 2017. In addition, the Court consolidated the trial of this matter with that of the Company’s lawsuit against CTX, Buckman, Buckman & Reid and Peter Lau.

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

On May 26, 2016, the Court struck CTX’s Answer to the Complaint and entered a default judgment. The Company is in the process of preparing a default package.

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

Note 13 - SUBSEQUENT EVENTS

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

As of August 8, 2016, the Company had received 1,259,087 orders from its Affiliates, most of whom were located in China and Hong Kong. For the three months ended June 30, 2016, the Company did not have any sales activities in the United States. None of the Company’s Affiliates account for a significant portion of its business.

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

On April 1, 2012, the Company assigned network access rights to ToByTo Limited, “ToByTo”, a third-party company. The network access rights to ToByTo Limited include the right to access EFT’s Affiliate database for ToByTo’s marketing campaign, and provides access to EFT’s e-money system to facilitate sales activities. ToByTo, in return, compensates EFT by paying access fees in an amount equal to 10% of the respective enrollment fee of every Affiliate who enters the ToByTo e-phone program or another agreed upon amount. During the three months ended June 30, 2016 and 2015, the Company agreed to waive the access fees in lieu of ToByTo agreeing to purchase a portion of the Company’s overstocked inventory.

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

On April 1, 2012, the Company assigned network access rights to eZGT Limited, a third party. The network access rights to eZGT Limited include the right to access EFT’s Affiliate database for eZGT’s marketing campaign, and provides access to EFT’s e-money system to facilitate sales activities. eZGT Limited, in return, compensates EFT by paying access fees in an amount equal to 10% of the respective enrollment fee of every Affiliate who enters the $300 and $3,000 travel programs or another agreed upon amount. However, for Affiliates who enter the $800 and $8,000 travel programs, eZGT will only pay access fees in the amount of $30 and $300, respectively. During the three months ended June 30, 2016 and 2015, the Company agreed to waive the access fees in lieu of eZGT Limited agreeing to purchase a portion of the Company’s overstocked inventory for an agreed upon period of time.

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

Results of Operations

Comparison for the Three Months Ended June 30, 2016 and 2015

Sales revenues, net

Sales revenues, net increased to approximately $86,000 for the three months ended June 30, 2016 from approximately $76,000 for the three months ended June 30, 2015 primarily due to an increase in product sales demand during the period. Sales revenues, net excludes revenue from shipping charges and reflects the deduction of commission expense. The Company’s policy is to pay commissions to Affiliates upon receipt of sales orders even before revenue can be recognized. In addition, sales orders dropped from $ 270,250 to $29,200 which caused commission expense to decrease to $12,630 for the three months ended June 30, 2016 from $155,700 for the three months ended June 30, 2015 Gross sales of products declined from approximately $198,000 for the three months ended June 30, 2015 to $38,000 for the three months ended June 30, 2016, or 81%. The sales of promotional products increased to approximately $61,000 for the three months ended June 30, 2016 from $33,000 for the three months ended June 30, 2015, or 84%.

Shipping charges

Shipping charges decreased to approximately $6,000 for the three months ended June 30, 2016 from approximately $24,000 for the three months ended June 30, 2015 mainly due to a significant decrease in sales.

Cost of sales revenues

Cost of sales revenues consists mainly of merchandise purchased from vendors. Cost of sales revenues increased to approximately $55,000 for the three months ended June 30, 2016 from approximately $48,000 for the three months ended June 30, 2015. Cost of sales revenues as a percentage of sales revenues for the three months ended June 30, 2016 was 63.5%, which is 0.5% higher than the same period last year, mainly due to an increase in vendor prices during the period.

Shipping costs

Shipping costs consist of freight charges from the U.S. warehouse and/or vendors to the Company’s logistics facility in China.  Shipping costs increased to $257 for the three months ended June 30, 2016 from $175 for the three months ended June 30, 2015.

Gross profit

Gross profit decreased to approximately $38,000 for the three months ended June 30, 2016 compared to approximately $52,000 for the three months ended June 30, 2015. Gross profit, as a percentage of total revenues, was 40.6% during the current period compared with 51.9% for the three months ended June 30, 2015. The decrease in gross profit as a percentage of total revenues was due to an increase in vendor prices during the period.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to approximately $1,092,000 for the three months ended June 30, 2016 compared to approximately $1,345,000 for the three months ended June 30, 2015, mainly due to a decrease in legal fees and rental expense.

Inventory obsolescence

Inventory obsolescence increased to approximately $9,600 for the three months ended June 30, 2016 as compared to approximately $6,400 for the three months ended June 30, 2015, mainly due to an increase in the amounts of inventory either at or nearing obsolescence in the current period as compared to the same period last year.

Royalty expenses

Royalty expenses remained at $125,000 for the three months ended June 30, 2016 and 2015. Since the current year annualized sales do not meet the minimum sales required to comply with the terms of the agreement, an adjustment was made during the period ended June 30, 2016 to recognize the expense based on the prorated minimum contract amount instead of actual sales revenues.

Interest income

Interest income decreased to approximately $12,000 for the three months ended June 30, 2016 as compared to approximately $21,000 for the three months ended June 30, 2015. Interest income decreased primarily due to a decrease in investments in corporate bonds as compared to the prior period.

Interest expense

Interest expense decreased to approximately $3,000 for the three months ended June 30, 2016 as compared to $43,000 for the three months ended June 30, 2015. The decrease was mainly due to the decrease in accrued interest by approximately $40,000 related to the provision for tax liabilities for the years 2008 to 2010 in the three months ended June 30, 2015.

Other income

Other income decreased to approximately $13,000 for the three months ended June 30, 2016 from approximately $17,000 for the three months ended June 30, 2015. The decrease in other income was mainly due to a decrease in sales of expired products.

Income tax expense (benefit)

Income tax expense was approximately $2,900 for the three months ended June 30, 2016 as compared to nil for the three months ended June 30, 2015, mainly due to franchise taxes for the state of California paid in the current period.

Capital Resources and Liquidity

The following table shows the Company’s sources of cash for the three months ended June 30, 2016 and 2015.

	Three Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(2,000,616)	$(861,128)
Net cash provided by investing activities	1,036,361	697,916
Net cash used in financing activities	(150,771)	(164,489)
Effect of exchange rate changes on cash	35,474	(106)
Net decrease in cash	$(1,079,552)	$(327,807)

Operating activities

For the three months ended June 30, 2016, net cash used by operating activities was $2,000,616. This was primarily due to a net loss of $1,169,865 adjusted by non-cash related expenses that included depreciation expense of $48,911, provision for inventory obsolescence of $9,572, gains realized from the sales of securities available for sale of $12 and a net decrease in working capital items of $889,222.

For the three months ended June 30, 2015, net cash used in operating activities was $861,128. This was primarily due to a net loss of $1,433,599 adjusted by non-cash related expenses that included depreciation expense of $42,259, provision for inventory obsolescence of $6,409, loss on disposal of fixed assets of $11,432, losses realized from the sales of securities available for sale of $3,592 and a net increase in working capital items of $508,779.

Investing activities

Net cash provided by investing activities for the three months ended June 30, 2016 was $1,036,361, primarily due to the return of the prepayment of amounts relating to business development activities planned by the Company from President Jack Qin of $1,000,000 and the proceeds from the sale of corporate bonds of $39,563.

Net cash provided by investing activities for the three months ended June 30, 2015 was $697,916, mainly due to proceeds from the sale of corporate bonds.

Financing activities

Net cash used in financing activities for the three months ended June 30, 2016 was $150,771, due to the repayment of a short-term loan for financing of the Company’s current year directors’ and officers’ liability insurance policy. For more information please see Note 9 to the consolidated financial statements in this Report.

Net cash used in financing activities for the three months ended June 30, 2015 was $164,489, due to repayment of a short-term loan for financing of the Company’s directors’ and officers’ insurance policy.

Working Capital

	June 30, 2016	March 31, 2016
Current assets	$4,045,439	$6,410,622
Current liabilities	14,892,842	16,184,919
Working capital (deficiency)	$(10,847,403)	$(9,774,297)

Historically, cash and cash equivalents and securities available for sale have been the Company’s primary sources of liquidity. The Company believes its existing cash and cash equivalents will not be sufficient to meet its working capital requirements for the next 12-month period. The overall working capital position changed to a deficiency of $10.8 million at June 30, 2016 compared to a deficiency of $9.8 million at March 31, 2016 as a result of return of $1.0 million advanced to President Jack Qin for the prepayment of amounts relating to business development activities planned by the Company.

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

Balance Sheet Items

Material changes in the Company’s balance sheet items between June 30, 2016 and March 31, 2016 are discussed below:

Securities Available for Sale

Securities available for sale decreased to $775,455 at June 30, 2016 compared to $810,344 at March 31, 2016, as the Company sold certain securities to fund operations.

Inventories

Inventory increased to $226,905 at June 30, 2016 compared to $221,439 at March 31, 2016 due to the decrease in sales during the period.

Property and Equipment

Property and equipment decreased to $10,060,700 at June 30, 2016 compared to $10,129,691 at March 31, 2016, as a result of scheduled depreciation expense being recorded.

Related Party Receivable

The Company advanced $1,000,000 to President Jack Qin related to the prepayment of expenses for business development activities planned by the Company. The advance was repaid to the Company in June 2016.

Accounts Payable

Accounts payable decreased to $2,035,684 at June 30, 2016 compared to $2,138,078 at March 31, 2016 due to an decrease in unpaid legal fees during the period.

Commission Payable

Commission payable slightly decreased to $3,672,071 at June 30, 2016 compared to $3,682,236 at March 31, 2016 due to lower commissions earned by Affiliates during the three months ended June 30, 2016.

Contingent Liabilities

Contingent liabilities slightly decreased to $199,536 at June 30, 2016 compared to $205,087 at March 31, 2016 mainly due to the effect of exchange rate changes.

Other Current Liabilities

Other liabilities decreased to $5,587,138 at June 30, 2016 compared to $6,601,774 at March 31, 2016. The decrease is mainly due to the payment of $950,000 for the commission payable pursuant to the settlement agreement relating to the Company’s investment in Taiwan.

Unearned Revenue

Unearned revenue slightly decreased to $3,193,376 at June 30, 2016 compared to $3,201,936 at March 31, 2016 due to the recording of unearned revenue resulting from temporary delays associated with the recognition of revenue related to the sale of products or services to Affiliates.

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments as of June 30, 2016 did not materially change from the amounts set forth in its Annual Report on Form 10-K for the year ended March 31, 2016.

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

Critical Accounting Policies and Estimates

The Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, “U.S. GAAP”. The Company’s significant accounting policies are discussed in Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016, as filed with the U.S. Securities and Exchange Commission, “SEC”, on July 13, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

(a) Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and its chief financial officer, Messrs. Jack Jie Qin and William E. Sluss, respectively, evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2016, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, Messrs. Qin and Sluss concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2016.

The Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of its disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

(b) Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that is reasonably likely to materially affect the Company’s internal control over financial reporting.

As of June 30, 2016, the Company has not fully remediated the material weakness disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016. Management is currently evaluating what steps, if any, can be taken in order to address the material weakness.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 17 to the financial statements included as part of this Report.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits

Exhibit No.:	Description:
31.1*	Rule 13a-14(a) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jack Jie Qin.

31.2*	Rule 13a-14(a) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Sluss.

32.1*	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jack Jie Qin.

32.2*	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William E. Sluss.

101*	The following materials from the EFT Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 19, 2016 formatted in Extensible Business Reporting Language (XBRL):

(i)	Consolidated Balance Sheets (Unaudited),
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

EFT HOLDINGS, INC.
(Registrant)

Date: August 19, 2016	By:	/s/ Jack Jie Qin
Jack Jie Qin
Principal Executive Officer

	By:	/s/ William E. Sluss
William E. Sluss
Principal Financial Officer

