Form 10-Q
period 2016-09-30
EFT Holdings, Inc.
filed 2016-11-15
CIK 1450973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2016

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

Registrant’s telephone number including area code: (626) 581-3335

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

As of November 14, 2016, the registrant had 75,983,201 outstanding shares of common stock.

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

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements.

EFT HOLDINGS, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2016	March 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$1,131,219	$3,427,666
Securities available for sale	732,950	810,344
Inventories	189,109	221,439
Prepaid expenses	188,677	510,510
Related party receivable	-	1,000,000
Other receivables	357,110	440,663
Total current assets	2,599,065	6,410,622

Property and equipment, net	10,295,046	10,129,691
Security deposit	366,787	357,408
Total assets	$13,260,898	$16,897,721
LIABILITIES AND EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$1,783,191	$2,013,078
Related party payable	452,500	222,500
Commission payable	3,667,391	3,682,236
Other liabilities	5,289,346	6,601,774
Unearned revenues	3,193,556	3,201,936
Short-term loan	-	258,308
Contingent liabilities	123,988	205,087
Total liabilities	14,509,972	16,184,919

Equity (deficiency)
EFT Holdings, Inc. stockholders’ equity (deficiency):
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and
outstanding	-	-
Common stock, $0.00001 par value, 4,975,000,000 shares authorized, 75,983,201
shares issued and outstanding at September 30, 2016 and March 31, 2016	760	760
Additional paid in capital	52,854,891	52,854,891
Accumulated deficit	(54,155,174)	(51,997,694)
Accumulated other comprehensive income (loss)	113,361	(86,495)
Total EFT Holdings, Inc. stockholders’ equity (deficiency)	(1,186,162)	771,462
Non-controlling interest	(62,912)	(58,660)
Total equity (deficiency)	(1,249,074)	712,802
Total liabilities and equity (deficiency)	$13,260,898	$16,897,721

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Sales revenues, net	$62,494	$145,398	$148,725	$221,714
Shipping charges	5,483	12,473	11,907	36,524
Total revenues, net	67,977	157,871	160,632	258,238

Cost of sales	44,370	67,841	99,155	115,909
Shipping costs	70	320	327	495
Total cost of revenues	44,440	68,161	99,482	116,404
Gross profit	23,537	89,710	61,150	141,834
Operating expenses:
Selling, general and administrative expenses	895,317	1,212,407	1,986,937	2,557,604
Provision for inventory obsolescence	11,395	-	20,967	6,409
Royalty expenses - related party	125,000	125,000	250,000	250,000
Total operating expenses	1,031,712	1,337,407	2,257,904	2,814,013
Operating loss	(1,008,175)	(1,247,697)	(2,196,754)	(2,672,179)
Other income/(expense)
Interest income	11,612	26,233	24,003	46,972
Interest expense	(1,590)	(506)	(4,543)	(43,419)
Settlement of previously accrued interest for income tax	-	962,991	-	962,991
Gain/(loss) on disposal of securities available for sale
(includes $(10,301) and $13,463 accumulated other
comprehensive (loss)/income reclassifications for
unrealized net gains on securities available for sale
for the six months ended September 30, 2016 and
2015, respectively)	1,290	(9,258)	1,302	(12,850)
Foreign exchange loss	(169)	(108)	(973)	(516)
Other income	5,165	5,133	18,102	22,190
Total other income	16,308	984,485	37,891	975,368

Loss before income taxes	(991,867)	(263,212)	(2,158,863)	(1,696,811)
Income tax expense (benefit)	-	(3,965,606)	2,869	(3,965,606)
Net income (loss)	(991,867)	3,702,394	(2,161,732)	2,268,795
Loss from non-controlling interest	2,272	1,955	4,252	4,176
Net income (loss) attributable to EFT Holdings, Inc.	$(989,595)	$3,704,349	$(2,157,480)	$2,272,971

Net income (loss) per share
Basic and diluted	$(0.01)	$0.05	$(0.03)	$0.03

Net income (loss) per common share attributable to EFT
Holdings, Inc.
Basic and diluted	$(0.01)	$0.05	$(0.03)	$0.03
Weighted average common shares outstanding
Basic and diluted	75,983,201	75,983,201	75,983,201	75,983,201

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Net income (loss)	$(991,867)	$3,702,394	$(2,161,732)	$2,268,795
Other comprehensive income/(loss)
Foreign currency translation adjustment	175,077	(43,710)	199,242	(39,720)
Unrealized income/(loss) on securities available for sale	(2,850)	(4,218)	614	(18,095)
Comprehensive income (loss)	(819,640)	3,654,466	(1,961,876)	2,210,980
Less: Comprehensive loss attributable to
non-controlling interests	(2,272)	(1,955)	(4,252)	(4,176)
Comprehensive income (loss) attributable to EFT Holdings, Inc.	$(817,368)	$3,656,421	$(1,957,624)	$2,215,156

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30,	September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(2,161,732)	$2,268,795
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	98,461	78,376
(Gain)/loss from securities available for sale	(1,302)	12,850
Provision for inventory obsolescence	20,967	6,409
Loss on disposal of fixed assets	-	11,432
Settlement of previously accrued income tax, penalty and interest		(5,290,788)
Changes in operating assets and liabilities:
Inventories	10,121	51,768
Prepaid expenses	321,258	297,583
Other receivables	(329)	149,635
Accounts receivable	85,087	23,692
Accounts payable	(229,348)	269,599
Commission payable	(14,845)	(95,040)
Other liabilities	(1,484,447)	403,955
Unearned revenues	(8,380)	(780)
Contingent liabilities	(74,838)	-
Net cash used in operating activities	(3,439,327)	(1,812,514)

Cash flows from investing activities:
Additions to fixed assets	(1,708)	(1,249)
Purchase of securities available for sale	(3,100)	(33,452)
Proceeds from available for sale securities	82,071	1,251,706
Proceeds from related party receivable	1,000,000	-
Net cash provided by investing activities	1,077,263	1,217,005

Cash flows from financing activities:
Repayment of short-term loan	(258,308)	(281,240)
Related party payable	230,000	226,250
Net cash used in financing activities	(28,308)	(54,990)

Effect of exchange rate changes on cash	93,925	(23,951)

Net decrease in cash	(2,296,447)	(674,450)
Cash, beginning of period	3,427,666	2,332,595
Cash, end of period	$1,131,219	$1,658,145

Supplemental disclosures of cash flow information:
Interest expenses paid in cash	$2,320	$2,526

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – ORGANIZATION

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

Note 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $11,910,907 and an accumulated deficit of $54,155,174 as of September 30, 2016, and it reported net operating losses for the past two fiscal years. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital from external sources in order to continue the long-term efforts contemplated under its business plan. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2016 and the results of operations and cash flows for the periods ended September 30, 2016 and 2015. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended September 30, 2016 are not necessarily indicative of the results to be expected for any subsequent periods or for the year ending March 31, 2017. The balance sheet at March 31, 2016 has been derived from the audited financial statements at that date.

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

Certain amounts have been reclassified to conform to current year presentation.

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

Revenue / Unearned Revenue

The Company’s revenue recognition policy is in accordance with the requirements of Staff Accounting Bulletin, “SAB,” No. 104, Revenue Recognition, “SAB 104,” ASC Topic 605, Accounting for Consideration Given by a Vendor to a Customer, Including a Reseller of the Vendor’s Products, and other applicable revenue recognition guidance and interpretations.  Sales revenue is recognized when a formal arrangement exists with the customers, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all relevant criteria for revenue recognition are satisfied are recorded as unearned revenue, which is recorded as a liability until the products are delivered. Sales are recorded when the products are received by Affiliates and risk of ownership has passed.

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

Recent accounting pronouncements

There are no new accounting pronouncements adopted or enacted during the three and six months ended September 30, 2016 that had, or are expected to have, a material impact on the Company’s financial statements.

Note 4 – SECURITIES AVAILABLE FOR SALE

Securities available for sale consist of the following:

	September 30, 2016
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Duration (1)
Corporate bonds	$155,132	$2,018	$(2,932)	$154,218	4.55
Corporate notes	576,258	7,777	(5,303)	578,732	1.57
Total debt securities	$731,390	$9,795	$(8,235)	$732,950

	March 31, 2016
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Duration (1)
Corporate bonds	$235,901	$2,276	$(2,773)	$235,404	4.67
Corporate notes	573,497	5,720	(4,277)	574,940	2.07
Total debt securities	$809,398	$7,996	$(7,050)	$810,344

(1)	Average remaining duration to maturity, in years.

All securities were classified as available for sale as of each date presented.

The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, as of September 30, 2016:

	Less than 1 year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Loss
Corporate bonds	$-	$-	$69,411	$(2,932)	$69,411	$(2,932)
Corporate notes	-	-	257,732	(5,303)	257,732	(5,303)
Total debt securities	$-	$-	$327,143	$(8,235)	$327,143	$(8,235)

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

There were 5 securities in an unrealized loss position at September 30, 2016. Management does not intend to sell any of the securities classified as available for sale which have unrealized losses and believes that it is not likely that the Company will have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased and are not the result of deteriorated credit quality. The fair value is expected to recover as the bonds approach their maturity or re-pricing date or if market yields for such investments decline. Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.

Investment securities with a book value of $80,769 were sold during the six months ended September 30, 2016. The Company recognized a gain of $1,302 on the sale of those securities.

Note 5 – INVENTORIES

The components of inventories were as follows:

	September 30, 2016	March 31, 2016
Raw materials and supplies	$39,321	$40,537
Finished goods	149,788	180,902
	$189,109	$221,439

Note 6 – LOANS TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The Company uses the “EFT” name, a trademark owned and licensed to it by EFT Assets Limited (“EFT Assets”), a company that Wendy Qin, a director of EFT International Ltd., served as a director until March 2015. The Company is required to pay an annual royalty to EFT Assets equal to a percentage of its gross sales for the previous fiscal year. The percentage is 5% for the first $30 million in gross sales, 4% for the $10 million in gross sales in excess of $30 million, 3% for the $10 million in gross sales in excess of $40 million; 2% for the $10 million in gross sales in excess of $50 million; and 1% for the $10 million in gross sales in excess of $60 million, with a minimum annual royalty of $500,000. EFT Assets is owned by a number of persons, including Wendy Qin. Ms. Qin is the sister of Jack Jie Qin, the Company’s president. During each of the six months ended September 30, 2016 and 2015, the Company accrued $250,000 of royalties payable to EFT Assets.

In March 2010, the Company’s subsidiary, EFT International Ltd., entered into a consulting agreement with JFL Capital Limited (“JFL”), a company of which Wendy Qin serves as a director and is one of the principal shareholders. Under this agreement,  JFL will provide consulting services on administration, financial matters, corporate planning and business development commencing on April 1, 2010, with an annual fee of $315,000. The annual fee is increased at the rate of $15,000 each year starting from April 1, 2011. The agreement may be terminated by either party on three months’ written notice. For the six months ended September 30, 2016 and 2015, the Company accrued consulting fees payable to JFL of $202,500 and $195,000, respectively.

From April 1, 2014 to April 1, 2015, the Company rented 2,500 square feet of office space with a monthly rent of $10,735 for its satellite training center located at Suite 3706, Langham Office Tower, 8 Argyle Street, Kowloon, Hong Kong SAR. From April 1 through June 24, 2015, the monthly rent was $15,319. The former office location is owned by a number of persons, including Wendy Qin, a director of EFT (HK) Ltd and the sister of Jack Jie Qin, the Company’s president.  During the six months ended September 30, 2015, the Company paid the lessors $42,983. The lease was terminated on June 24, 2015.

In February 2016, the Company advanced $1,000,000 to President Jack Qin for the prepayment of amounts relating to business development activities planned by the Company. The advance was not used and was repaid to the Company in June 2016.

Note 7 – OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	September 30, 2016	March 31, 2016
Payroll liabilities	$42,590	$42,593
Warranty liabilities	1,471	1,589
Accrued commission	179,047	1,583,740
Accrued contingent guarantee	4,587,596	4,453,755
Accrued expenses	337,064	379,985
Interest and penalty for income tax accrued	138,413	136,190
Others	3,165	3,922
	$5,289,346	$6,601,774

Note 8 – CONTINGENT LIABILITIES

In 2009, the Company’s subsidiary, Tianquan, engaged a general contractor to construct a water manufacturing plant for RMB4,758,600 ($766,000). Upon completion, EFT inspected the plant and found several material construction defects, including, but not limited to, the fact that the contractor used inferior construction material, inconsistent construction plans and substandard insulation material. As a result, EFT conditioned its final construction payment to the contractor in the amount of RMB698,896 ($112,500) on the rectification of all construction defects. On March 22, 2012, the contractor brought a case against EFT in Baiquan People’s Court in Heilongjiang Province seeking approximately RMB1,912,000 ($308,000) of purported outstanding payments under the contract and interest thereon. On January 16, 2014, Tianquan received an unfavorable decision issued by Baiquan People’s Court in Heilongjiang Province awarding the contractor approximately RMB1,326,916 ($199,536) of purported outstanding payments under the contract and interest thereon. The Company filed an appeal with Qiqihar Intermediate People’s Court and recorded contingent liabilities of RMB1,326,916 ($199,536). On January 5, 2016, the Company’s subsidiary, Tianquan, received an unfavorable decision issued by Baiquan People’s Court awarding the contractor approximately RMB827,000 ($123,988) of purported outstanding payments under the contract and interest thereon. The Company filed an appeal of the decision. On July 18, 2016, Baiquan People’s Court dismissed the appeal. The Company revised the contigent liabilities to RMB827,000 ($123,988). (See Note 12)

Note 9 – SHORT-TERM LOAN

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

The Company renewed coverage for the 2015-2016 periods and received a new loan in the amount of $462,170 from IFI to finance the directors’ and officers’ insurance premium bearing an interest rate of 3.60% per annum. The loan was to be repaid over a nine-month period beginning on December 15, 2015. The terms of the agreement allowed for the Company to make nine equal payments of $52,126 each and the loan was fully repaid during the quarter ended September 30, 2016.

Note 10 – INCOME TAXES

The Company was incorporated in the United States and has operations in five tax jurisdictions - the United States, the Hong Kong Special Administrative Region, “HK SAR”, mainland China, Taiwan, and the BVI.

The Company’s BVI operations are not subject to any taxes according to BVI tax law. The Company’s HK SAR subsidiaries are subject to a 16.5% profit tax based on its taxable net profit. EFT (HK) Ltd provides management service to a BVI subsidiary, and the BVI subsidiary reimburses EFT (HK) Ltd for its total operating expenses plus a 5% mark up, and the income is subject to a 16.5% profit tax. The Company’s U.S. operations are subject to income tax according to U.S. tax law.

The Company’s Taiwan subsidiary, EFTI, and its factory in mainland China are subject to a 17% and 25% standard enterprise income tax, respectively, based on its taxable net profit. These operations have incurred net accumulated operating losses for income tax purposes and management believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, it has provided full valuation allowance for the deferred tax assets arising from the losses as of September 30, 2016 and 2015.

The income tax expense consists of the following:

	Six Months Ended September 30,
	2016	2015
Current:
Domestic – Federal	$-	$-
– State	2,869	-
Foreign	-	-
Deferred	-	-
Effect of IRS audit	-	(3,965,606)
Income tax expense	$2,869	$(3,965,606)

A reconciliation of income taxes, with the amounts computed by applying the statutory federal income tax rate, 37% for the six months ended September 30, 2016 and 2015, to income before income taxes for the six months ended September 30, 2016 and 2015, is as follows:

	Six Months Ended September 30,
	2016	2015
Income tax provision (benefit) at U.S. statutory rate	$(797,206)	$(626,275)
State tax	2,869	-
Deferred tax valuation allowance	796,270	774,322
Nondeductible expenses	936	(148,047)
Effect of IRS audit	-	(3,965,606)
Income tax expense	$2,869	$(3,965,606)

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

Note 11 – SEGMENT INFORMATION

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

The following tables provide the business segment information as of and for the three and six months ended September 30, 2016 and 2015. Income tax allocations have been determined based on statutory rates in the applicable business segment.

	Three months ended September 30, 2016
	Online	Beverage	Unallocated
	business	business	items	Total
Total revenues, net	$67,977	$-	$-	$67,977
Total cost of revenues	(44,440)	-	-	(44,440)
Gross profit	23,537	-	-	23,537
Operating expenses:
Selling, general and administrative expenses	410,806	(34,278)	518,789	895,317
Provision for inventory obsolescence	11,395	-	-	11,395
Royalty expenses	125,000	-	-	125,000
Total operating expenses	547,201	(34,278)	518,789	1,031,712
Net operating income (loss)	(523,664)	34,278	(518,789)	(1,008,175)
Other income	14,934	1	1,373	16,308
Allocated income tax expense	-	-	-	-
Income (loss) after income tax	(508,730)	34,279	(517,416)	(991,867)

Total long-lived assets	768	610,496	9,683,782	10,295,046

Additions to long-lived assets	-	-	-	-

	Three months ended September 30, 2015
	Online	Beverage	Unallocated
	business	business	items	Total
Total revenues, net	$157,871	$-	$-	$157,871
Total cost of revenues	(68,161)	-	-	(68,161)
Gross profit	89,710	-	-	89,710
Operating expenses:
Selling, general and administrative expenses	404,486	40,776	767,145	1,212,407
Royalty expenses	125,000	-	-	125,000
Total operating expenses	529,486	40,776	767,145	1,337,407
Net operating loss	(439,776)	(40,776)	(767,145)	(1,247,697)
Other income	14,935	1	969,549	984,485
Allocated income tax benefit	-	-	3,965,606	3,965,606
Income (loss) after income tax	(424,841)	(40,775)	4,168,010	3,702,394

Total long-lived assets	2,475	780,423	641	783,539

Additions to long-lived assets	1,249	-	-	1,249

	Six months ended September 30, 2016
	Online	Beverage	Unallocated
	business	business	items	Total
Total revenues, net	$160,632	$-	$-	$160,632
Total cost of revenues	(99,482)	-	-	(99,482)
Gross profit	61,150	-	-	61,150
Operating expenses:
Selling, general and administrative expenses	830,731	13,574	1,142,632	1,986,937
Provision for inventory obsolescence	20,967	-	-	20,967
Royalty expenses	250,000	-	-	250,000
Total operating expenses	1,101,698	13,574	1,142,632	2,257,904
Net operating loss	(1,040,548)	(13,574)	(1,142,632)	(2,196,754)
Other income	36,926	1	964	37,891
Allocated income tax expense	-	-	(2,869)	(2,869)
Loss after income tax	(1,003,622)	(13,573)	(1,144,537)	(2,161,732)

Total long-lived assets	768	610,496	9,683,782	10,295,046

Additions to long-lived assets	-	-	1,708	1,708

	Six months ended September 30, 2015
	Online	Beverage	Unallocated
	business	business	items	Total
Total revenues, net	$258,238	$-	$-	$258,238
Total cost of revenues	(116,404)	-	-	(116,404)
Gross profit	141,834	-	-	141,834
Operating expenses:
Selling, general and administrative expenses	853,872	87,290	1,616,442	2,557,604
Provision for inventory obsolescence	6,409	-	-	6,409
Royalty expenses	250,000	-	-	250,000
Total operating expenses	1,110,281	87,290	1,616,442	2,814,013
Net operating loss	(968,447)	(87,290)	(1,616,442)	(2,672,179)
Other income	41,440	1	933,927	975,368
Allocated income tax benefit	-	-	3,965,606	3,965,606
Income (loss) after income tax	(927,007)	(87,289)	3,283,091	2,268,795

Total long-lived assets	2,475	780,423	641	783,539

Additions to long-lived assets	1,249	-	-	1,249

Note 12 – LITIGATION

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

On March 4, 2016, the Company received a letter from its solicitor RHT requesting legal fees in the amount of approximately SGD 85,000. The Company refused to pay the solicitor’s legal fees because the Company believed that it was inadequately represented by the solicitor. On June 19, 2016, the solicitor filed a claim with the High Court of Singapore for the legal fees in the amount of approximately SGD85,000. On October 31, 2016, the High Court issued a judgment in favor of the solicitor for that amount plus interest and costs.

On June 9, 2016, Lim Lan Eng Priscilla and Marinteknik filed an action against EFTI in the Supreme Court of the State of New York, County of New York. The action sought summary judgment on their claims for fees in the sum of $162,720.38, arising out of the Singapore High Court’s determination that plaintiffs were entitled to an award of their fees and costs in connection with the Singapore litigation. After consulting with counsel, EFTI declined to contest the summary judgment and judgment was entered in the Supreme Court for the sum of $162,720.38 in favor of the plaintiffs.

In 2009, the Company’s subsidiary, Heilongjiang Tianquan Manor Soda Drinks Co. Ltd., “Tianquan”, engaged a general contractor, the “Contractor”, to construct a water manufacturing plant, the “Plant”, for RMB 4,758,600 ($776,300). Upon completion, the Company inspected the Plant and found several material construction defects, including, but not limited to, the fact that the Contractor used inferior construction material, inconsistent construction plans and substandard insulation material. As a result, in 2010, the Company conditioned its final construction payment to the Contractor in the amount of RMB 698,896 ($112,500) on the rectification of all construction defects. On March 22, 2012, the Contractor brought a case against Tianquan in Baiquan People’s Court in Heilongjiang Province seeking approximately RMB 1,912,000 of purported outstanding payments under the contract and interest thereon. On January 16, 2014, the Company’s subsidiary, Tianquan, received an unfavorable decision issued by Baiquan People’s Court in Heilongjiang Province awarding the contractor approximately RMB1,326,916 of purported outstanding payments under the contract and interest thereon. Tianquan filed an appeal with the Qiqihar Intermediate People’s Court on January 27, 2014. On August 18, 2014, the Qiqihar Intermediate People’s Court issued a judgment rescinding the unfavorable decision issued by the Baiquan People’s Court and ordered the case to be reheard at the Baiquan People’s Court. On September 25, 2014, Tianquan received a favorable decision from Baiquan People’s Court as the court concluded that the company stamps affixed to all of the Contractor’s legal documents were fake. On November 5, 2014, the subcontractor brought another civil case against Tianquan in the Baiquan People’s Court in Heilongjiang Province seeking RMB 1,823,787 of purported outstanding payments under the same contract and interest thereon. On December 8, 2014, Tianquan filed a civil lawsuit against the sub-contractor for compensation for material construction defects. On December 31, 2015, the two cases were reheard at the Baiquan People’s Court and the sub-contractor changed the claim to the amount of RMB 1,123,266. On January 5, 2016, the Company’s subsidiary, Tianquan, received an unfavorable decision issued by Baiquan People’s Court awarding the contractor approximately RMB 827,000 of purported outstanding payments under the contract and interest thereon. The Court ordered the subcontractor to reimburse the amount of RMB 120,000 for testing fees to the Company. The Company filed an appeal of the order awarding the contractor approximately RMB827,000 of purported outstanding payments under the contract and accrued interest. On August 17, 2016, Baiquan People’s Court dismissed the appeal of the order awarding the contractor approximately RMB827,000 of purported outstanding payments under the contract and interest thereon.

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

On May 26, 2016, the Court struck CTX’s Answer to the Complaint and entered a default judgment. The Company thereafter submitted a default judgment package. On September 6, 2016, the court, after reviewing the default judgment package, entered judgment against CTX, and in favor of the Company, in the amount of $2,500,000.

On April 1, 2016, Buckman, Buckman & Reid and Peter Lau filed a motion with the court to compel the matter to arbitration, thereby seeking to avoid a jury trial. The Company opposed the motion, arguing that there was no applicable arbitration provision, and seeking to retain the right to a jury trial. After extensive briefings, and following oral argument, on June 2, 2016, the Court denied Buckman, Buckman & Reid and Peter Lau’s motion to compel arbitration. The Court thereafter scheduled the trial for February 7, 2017. The Company continues to engage in discovery in preparation for the upcoming trial.

On June 22, 2015, a complaint entitled Greenstone Holdings, Inc. v. EFT Holdings, Inc., et al. was filed in the United States District Court for the Central District of California, asserting a claim for express indemnity against the Company, in excess of $150,000. After negotiations, the Company entered into a confidential settlement with Greenstone Holdings, Inc. on April 14, 2016.

Note 13 – SUBSEQUENT EVENTS

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

As of November 1, 2016, the Company had received 1,259,111 orders from its Affiliates, most of whom were located in China and Hong Kong. For the six months ended September 30, 2016, the Company did not have any sales activities in the United States. None of the Company’s Affiliates account for a significant portion of its business.

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

On April 1, 2012, the Company assigned network access rights to ToByTo Limited, “ToByTo”, a third-party company. The network access rights to ToByTo Limited include the right to access EFT’s Affiliate database for ToByTo’s marketing campaign, and provides access to EFT’s e-money system to facilitate sales activities. ToByTo, in return, compensates EFT by paying access fees in an amount equal to 10% of the respective enrollment fee of every Affiliate who enters the ToByTo e-phone program or another agreed upon amount. During the six months ended September 30, 2016 and 2015, the Company agreed to waive the access fees in lieu of ToByTo agreeing to purchase a portion of the Company’s overstocked inventory.

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

On April 1, 2012, the Company assigned network access rights to eZGT Limited, a third party. The network access rights to eZGT Limited include the right to access EFT’s Affiliate database for eZGT’s marketing campaign, and provides access to EFT’s e-money system to facilitate sales activities. eZGT Limited, in return, compensates EFT by paying access fees in an amount equal to 10% of the respective enrollment fee of every Affiliate who enters the $300 and $3,000 travel programs or another agreed upon amount. However, for Affiliates who enter the $800 and $8,000 travel programs, eZGT will only pay access fees in the amount of $30 and $300, respectively. During the six months ended September 30, 2016 and 2015, the Company agreed to waive the access fees in lieu of eZGT Limited agreeing to purchase a portion of the Company’s overstocked inventory for an agreed upon period of time.

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

Results of Operations

Comparison for the Three Months Ended September 30, 2016 and 2015

Sales revenues, net

Sales revenues, net decreased to approximately $62,000 for the three months ended September 30, 2016 from approximately $145,000 for the three months ended September 30, 2015 primarily due to a decrease in product sales demand during the period. Sales revenues, net excludes revenue from shipping charges and reflects the deduction of commission expense. The Company’s policy is to pay commissions to Affiliates upon receipt of sales orders even before revenue can be recognized. In addition, sales orders dropped from $ 37,500 to $18,950 which caused commission expense to decrease to $10,370 for the three months ended September 30, 2016 from $23,900 for the three months ended September 30, 2015. Gross sales of products declined from approximately $110,000 for the three months ended September 30, 2015 to $19,000 for the three months ended September 30, 2016, or 83%. The sales of promotional products decreased to approximately $54,000 for the three months ended September 30, 2016 from $60,000 for the three months ended September 30, 2015, or 9%.

Shipping charges

Shipping charges decreased to approximately $5,000 for the three months ended September 30, 2016 from approximately $12,000 for the three months ended September 30, 2015, mainly due to a significant decrease in sales.

Cost of sales

Cost of sales consists mainly of merchandise purchased from vendors. Cost of sales decreased to approximately $44,000 for the three months ended September 30, 2016 from approximately $68,000 for the three months ended September 30, 2015. Cost of sales as a percentage of sales revenues for the three months ended September 30, 2016 was 71%, which is 24% higher than the same period last year, mainly due to the increase in vendor prices during the period.

Gross profit

Gross profit decreased to approximately $24,000 for the three months ended September 30, 2016 compared to approximately $90,000 for the three months ended September 30, 2015. Gross profit, as a percentage of total revenues, was 34.6% during the current period compared with 56.8% for the three months ended September 30, 2015. The decrease in gross profit as a percentage of total revenues was due to an increase in vendor prices during the period.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to approximately $895,000 for the three months ended September 30, 2016 compared to approximately $1,212,000 for the three months ended September 30, 2015, mainly due to the decrease in legal fees, including the reversal of legal fees relating to the Tianquan construction case as a result of the court decision in July 2016, and the decrease in rental expense in the current period compared with the same period last year.

Inventory obsolescence

Inventory obsolescence increased to approximately $11,400 for the three months ended September 30, 2016 as compared to nil for the three months ended September 30, 2015, mainly due to an increase in the amounts of inventory either at or nearing obsolescence in the current period as compared to the same period last year.

Royalty expenses- related party

Royalty expenses remained at $125,000 for the three months ended September 30, 2016 and 2015. Since the current year annualized sales do not meet the minimum sales required to comply with the terms of the agreement, an accrual was made during the period ended September 30, 2016 to recognize the expense based on the prorated minimum contract amount instead of actual sales revenues.

Interest income

Interest income decreased to approximately $12,000 for the three months ended September 30, 2016 as compared to approximately $26,000 for the three months ended September 30, 2015. Interest income decreased primarily due to a decrease in investments in corporate bonds as compared to the prior period.

Interest expense

Interest expense increased to approximately $1,600 for the three months ended September 30, 2016 as compared to $500 for the three months ended September 30, 2015. The increase was mainly due to a slight increase in accrued interest pursuant to the amortization schedule for the Company’s loan to finance its D&O insurance policy.

Other income

Other income remained at approximately $5,100 for the three months ended September 30, 2016 and 2015.

Income tax expense (benefit)

Income tax expense was nil for the three months ended September 30, 2016 as compared to a benefit of approximately $3,966,000 for the three months ended September 30, 2015. The change was mainly due to the reversal of the overaccrual for the provision of tax liabilities for the years 2008 to 2010 confirmed by the final report received from the IRS in September 2015.

Results of Operations

Comparison for the Six Months Ended September 30, 2016 and 2015

Sales revenues, net

Sales revenues, net decreased to approximately $149,000 for the six months ended September 30, 2016 from approximately $222,000 for the six months ended September 30, 2015, primarily due to a decline in sales demand from the Company’s Affiliates. In addition, sales orders dropped from $307,850 to $48,150, which caused commission expense to decrease to $23,000 for the six months ended September 30, 2016 from $179,600 for the six months ended September 30, 2015.

Shipping charges

Shipping charges decreased to approximately $12,000 for the six months ended September 30, 2016 from approximately $37,000 for the six months ended September 30, 2015, mainly due to a decrease in sales.

Cost of sales

Cost of sales consists mainly of merchandise purchased from vendors. Cost of sales decreased by 14% to approximately $99,000 for the six months ended September 30, 2016 from approximately $116,000 for the six months ended September 30, 2015, due to a reduction in sales. Despite the items that were sold at discounted prices, cost of sales as a percentage of sales revenues for the six months ended September 30, 2016 was 66.7%, higher than last year by 14.4%, mainly due to vendor price increases during the period.

Gross profit

Gross profit decreased to approximately $61,000 for the six months ended September 30, 2016 compared to approximately $142,000 for the six months ended September 30, 2015. Gross profit, as a percentage of total revenue, was 38.1% during the current period compared with 54.9% for the six months ended September 30, 2015. The decrease in gross profit was due to a reduction in gross sales and the increase in vendor prices during the period.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to approximately $1,987,000 for the six months ended September 30, 2016 compared to approximately $2,560,000 for the six months ended September 30, 2015, mainly due to the decrease in legal fees, including the reversal of legal fees relating to the Tianquan construction case as a result of the court decision received in July 2016, and the decrease in rental expense in the current period compared with the same period last year.

Inventory obsolescence

Inventory obsolescence increased to $20,967 for the six months ended September 30, 2016 as compared to $6,409 for the six months ended September 30, 2015, mainly due to an increase in the amounts of inventory either at or nearing obsolescence in the current period as compared to the same period last year.

Royalty expenses – related party

Royalty expenses remained at $250,000 for the six months ended September 30, 2016 and 2015. Since the current year’s annualized sales do not meet the minimum sales required to comply with the terms of the agreement, an accrual was made during the period ended September 30, 2016 to recognize the expense based on the prorated minimum contract amount instead of actual sales revenues.

Interest income

Interest income decreased to approximately $24,000 for the six months ended September 30, 2016 as compared to approximately $47,000 for the six months ended September 30, 2015. Interest income decreased primarily due to a decrease in investments in corporate bonds as compared to the prior period.

Interest expense

Interest expense decreased to approximately $4,500 for the six months ended September 30, 2016 from approximately $43,000 for the six months ended September 30, 2015. The decrease in interest expense was mainly due to the decrease in accrued interest by approximately $40,000 related to the provision for tax liabilities for the years 2008 to 2010 in the three months ended June 30, 2015.

Other income

Other income decreased to approximately $18,000 for the six months ended September 30, 2016 from approximately $22,000 for the six months ended September 30, 2015. The decrease was mainly due to a decrease in sales of expired products.

Income tax expense (benefit)

Income tax expense was approximately $2,900 for the six months ended September 30, 2016 as compared to a benefit of approximately $3,966,000 for the six months ended September 30, 2015. The change was mainly due to the reversal of the overaccrual for the provision of tax liabilities for the years 2008 to 2010 confirmed by the final report received from the IRS in September 2015.

Capital Resources and Liquidity

The following table shows the Company’s sources of cash in the six months ended September 30, 2016 and 2015.

	Six Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(3,439,327)	$(1,812,514)
Net cash provided by investing activities	1,077,263	1,217,005
Net cash used in financing activities	(28,308)	(54,990)
Effect of exchange rate changes on cash	93,925	(23,951)
Net decrease in cash	$(2,296,447)	$(674,450)

Operating activities

For the six months ended September 30, 2016, net cash used in operating activities was $3,439,327. This was primarily due to a net loss of $2,161,732 adjusted by non-cash related expenses that included depreciation expense of $98,461, provision for inventory obsolescence of $20,967, a net decrease in working capital items of $1,395,721, and gain realized from the sales of securities available for sale of $1,302.

For the six months ended September 30, 2015, net cash used in operating activities was $1,812,514. This was primarily due to net income of $2,268,795 adjusted by non-cash related expenses that included depreciation expense of $78,376, provision for inventory obsolescence of $6,409, loss on disposal of fixed assets of $11,432, a net increase in working capital items of $1,100,412, and losses realized from the sales of securities available for sale of $12,850, which were offset by settlement of previously accrued income tax, penalty and interest of $5,290,788.

Investing activities

Net cash provided by investing activities for the six months ended September 30, 2016 was $1,077,263, primarily due to return of the prepayment of amounts relating to business development activities planned by the Company from President Jack Qin of $1,000,000 and the proceeds from the sale of corporate bonds of $82,071.

Net cash provided by investing activities for the six months ended September 30, 2015 was $1,217,005, primarily due to proceeds from the sale of corporate bonds of $1,251,706.

Financing activities

Net cash used in financing activities for the six months ended September 30, 2016 was $28,308, due to the repayment of a short-term loan for financing of the Company’s current year directors’ and officers’ liability insurance policy, which was offset by the increase in related party payables by $230,000. For more information about the insurance policy, please see Note 9 to the consolidated financial statements in this Report.

Net cash used in financing activities for the six months ended September 30, 2015 was $54,990, due to the repayment of a short-term loan for financing of the Company’s current year directors’ and officers’ liability insurance policy, which was offset by the increase in related party payables by $226,250.

Working Capital

	September 30, 2016	March 31, 2016
Current assets	$2,599,065	$6,410,622
Current liabilities	14,509,972	16,184,919
Working capital (deficiency)	$(11,910,907)	$(9,774,297)

Historically, cash and cash equivalents and securities available for sale have been the Company’s primary sources of liquidity. The Company believes its existing cash and cash equivalents will not be sufficient to meet its working capital requirements for the next 12-month period. The working capital position changed to a deficiency of approximately $12 million at September 30, 2016 compared to a deficiency of $9.8 million at March 31, 2016 as a result of the return of $1.0 million advanced to President Jack Qin for the prepayment of amounts relating to business development activities planned by the Company and a decrease in cash used in operations.

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

There is substantial doubt about the Company’s ability to continue as a going concern as the continuation of the Company’s business is dependent upon obtaining further long-term financing and achieving a profitable level of operations. The issuance of additional equity securities by the Company could result in a significant dilution of the equity interests of its current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments.

Balance Sheet Items

Material changes in the Company’s balance sheet items between September 30, 2016 and March 31, 2016 are discussed below:

Securities Available for Sale

Securities available for sale decreased to $732,950 at September 30, 2016 compared to $810,344 at March 31, 2016, as the Company sold certain securities to fund operations.

Inventories

Inventory decreased to $189,109 at September 30, 2016 compared to $221,439 at March 31, 2016 due to the fact that the Company only ordered products on an “as needed” basis to avoid overstocking and decreased inventory levels are adequate to meet the current period’s needs.

Property and Equipment

Property and equipment increased to $10,295,046 at September 30, 2016 compared to $10,129,691 at March 31, 2016, mainly due to the effect of exchange rate changes on the value of the property in Taiwan and scheduled depreciation expense being recorded.

Related Party Receivable

The Company advanced $1,000,000 to President Jack Qin related to the prepayment of expenses for business development activities planned by the Company. The advance was repaid to the Company in June 2016.

Accounts Payable

Accounts payable decreased to $1,783,191 at September 30, 2016 compared to $2,013,078 at March 31, 2016 due to an decrease in unpaid legal fees during the period.

Commission Payable

Commission payable slightly decreased to $3,667,391 at September 30, 2016 compared to $3,682,236 at March 31, 2016 due to lower commissions earned by Affiliates during the six months ended September 30, 2016.

Contingent Liabilities

Contingent liabilities decreased to $123,988 at September 30, 2016 compared to $205,087 at March 31, 2016 mainly due to the reversal of legal fees relating to the Tianquan construction case as a result of the court decision in July 2016.

Other Current Liabilities

Other liabilities decreased to $5,289,346 at September 30, 2016 compared to $6,601,774 at March 31, 2016. The decrease is mainly due to the payment of $1,350,000 for the commission payable pursuant to the settlement agreement relating to the Company’s investment in Taiwan.

Unearned Revenue

Unearned revenue slightly decreased to $3,193,556 at September 30, 2016 compared to $3,201,936 at March 31, 2016 due to the recording of unearned revenue resulting from temporary delays associated with the recognition of revenue related to the sale of products or services to Affiliates.

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments as of September 30, 2016 did not materially change from the amounts set forth in its Annual Report on Form 10-K for the year ended March 31, 2016.

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

The Company’s management, under the supervision and with the participation of its chief executive officer and its chief financial officer, Messrs. Jack Jie Qin and William E. Sluss, respectively, evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2016, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, Messrs. Qin and Sluss concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2016.

The Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of its disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

(b)	Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that is reasonably likely to materially affect the Company’s internal control over financial reporting.

As of September 30, 2016, the Company has not fully remediated the material weakness disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016. Management is currently evaluating what steps, if any, can be taken in order to address the material weakness.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 17 to the financial statements included as part of this Report.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits

Exhibit No.:	Description:
31.1*	Rule 13a-14(a) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jack Jie Qin.

31.2*	Rule 13a-14(a) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Sluss.

32.1*	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jack Jie Qin.

32.2*	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William E. Sluss.

101*	The following materials from the EFT Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 14, 2016 formatted in Extensible Business Reporting Language (XBRL):

(i)	Consolidated Balance Sheets (Unaudited),
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

EFT HOLDINGS, INC.
(Registrant)

Date: November 14, 2016	By:	/s/ Jack Jie Qin
Jack Jie Qin
Principal Executive Officer

	By:	/s/ William E. Sluss
William E. Sluss
Principal Financial Officer

