Form 10-Q
period 2016-12-31
EFT Holdings, Inc.
filed 2017-02-17
CIK 1450973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2016

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

As of February 14, 2017 the registrant had 75,983,201 outstanding shares of common stock.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

EFT HOLDINGS, INC.

Consolidated Balance Sheets

(Unaudited)

	December 31, 2016	March 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$814,022	$3,427,666
Securities available for sale	574,190	810,344
Inventories	207,858	221,439
Prepaid expenses	106,390	510,510
Related party receivable	-	1,000,000
Other receivables	331,796	440,663
Total current assets	2,034,256	6,410,622

Property and equipment, net	9,880,306	10,129,691
Security deposit	47,124	357,408
Total assets	$11,961,686	$16,897,721
LIABILITIES AND EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$2,018,702	$2,013,078
Related party payable	678,750	222,500
Commission payable	3,671,474	3,682,236
Other liabilities	4,963,420	6,601,774
Unearned revenues	3,195,956	3,201,936
Short-term loan	-	258,308
Contingent liabilities	119,164	205,087
Total liabilities	14,647,466	16,184,919

Equity (deficiency)
EFT Holdings, Inc. stockholders' equity (deficiency):
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and
outstanding	-	-
Common stock, $0.00001 par value, 4,975,000,000 shares authorized, 75,983,201
shares issued and outstanding at December 31, 2016 and March 31, 2016	760	760
Additional paid in capital	52,854,891	52,854,891
Accumulated deficit	(55,382,981)	(51,997,694)
Accumulated other comprehensive loss	(93,396)	(86,495)
Total EFT Holdings, Inc. stockholders’ equity (deficiency)	(2,620,726)	771,462
Non-controlling interest	(65,054)	(58,660)
Total equity (deficiency)	(2,685,780)	712,802
Total liabilities and equity (deficiency)	$11,961,686	$16,897,721

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2016	2015	2016	2015

Sales revenues, net	$51,031	$75,358	$199,756	$297,072
Shipping charges	5,777	5,715	17,684	42,239
Total revenues, net	56,808	81,073	217,440	339,311

Cost of sales	41,901	47,239	141,056	163,148
Shipping costs	94	9,324	421	9,819
Total cost of revenues	41,995	56,563	141,477	172,967
Gross profit	14,813	24,510	75,963	166,344
Operating expenses:
Selling, general and administrative expenses	1,155,061	2,209,022	3,141,998	4,766,626
Provision for inventory obsolescence	-	190	20,967	6,599
Royalty expenses - related party	125,000	125,000	375,000	375,000
Total operating expenses	1,280,061	2,334,212	3,537,965	5,148,225
Operating loss	(1,265,248)	(2,309,702)	(3,462,002)	(4,981,881)
Other income/(expense)
Interest income	10,763	13,626	34,766	60,598
Interest expense	(1,124)	(1,091)	(5,667)	(44,510)
Settlement of previously accrued interest for income tax	-	-	-	962,991
Settlement of previously written-off investment	-	13,798,028	-	13,798,028
Loss on disposal of securities available for sale
(includes $11,514 and $(14,492) accumulated other
comprehensive income/(loss) reclassifications for
unrealized net gains on securities available for sale
for the nine months ended December 31, 2016 and
2015, respectively)	(3,395)	(502)	(2,093)	(13,352)
Foreign exchange gain/(loss)	72	(557)	(901)	(1,073)
Other income	10,186	5,680	28,288	27,870
Total other income	16,502	13,815,184	54,393	14,790,552

Income (loss) before income taxes	(1,248,746)	11,505,482	(3,407,609)	9,808,671
Income tax expense (benefit)	(18,796)	26,978	(15,927)	(3,938,628)
Net income (loss)	(1,229,950)	11,478,504	(3,391,682)	13,747,299
Loss from non-controlling interest	2,142	2,579	6,394	6,755
Net income (loss) attributable to EFT Holdings, Inc.	$(1,227,808)	$11,481,083	$(3,385,288)	$13,754,054

Net income (loss) per share
Basic and diluted	$(0.02)	$0.15	$(0.04)	$0.18

Net income (loss) per common share attributable to EFT
Holdings, Inc.
Basic and diluted	$(0.02)	$0.15	$(0.04)	$0.18
Weighted average common shares outstanding
Basic and diluted	75,983,201	75,983,201	75,983,201	75,983,201

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2016	2015	2016	2015

Net income (loss)	$(1,229,950)	$11,478,504	$(3,391,682)	$13,747,299
Other comprehensive income/(loss)
Foreign currency translation adjustment	(201,240)	(27,913)	(1,998)	(67,633)
Unrealized income/(loss) on securities available for sale	(5,517)	6,842	(4,903)	(11,253)
Comprehensive income (loss)	(1,436,707)	11,457,433	(3,398,583)	13,668,413
Less: Comprehensive loss attributable to
non-controlling interests	(2,142)	(2,579)	(6,394)	(6,755)
Comprehensive income (loss) attributable to EFT Holdings, Inc.	$(1,434,565)	$11,460,012	$(3,392,189)	$13,675,168

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31,	December 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(3,391,682)	$13,747,299
Adjustments to reconcile net income (loss) to net cash provided by/(used in) operating activities
Depreciation and amortization	143,391	128,657
Loss from securities available for sale	2,093	13,352
Provision for inventory obsolescence	20,967	6,599
Loss on disposal of fixed assets	-	11,432
Settlement of previously accrued income tax, penalty and interest	-	(5,290,788)
Changes in operating assets and liabilities:
Inventories	(10,188)	59,991
Prepaid expenses	713,573	327,303
Other receivables	6,386	66,987
Accounts receivable	97,852	(9,704)
Accounts payable	6,839	1,206,266
Commission payable	(10,762)	(100,545)
Other liabilities	(1,612,794)	2,362,449
Unearned revenues	(5,980)	(7,570)
Contingent liabilities	(72,242)	-
Net cash provided by/(used in) operating activities	(4,112,547)	12,521,728

Cash flows from investing activities:
Additions to fixed assets	(1,674)	(9,300,890)
Purchase of securities available for sale	(4,617)	(34,969)
Proceeds from available for sale securities	233,808	1,294,384
Related party receivable	1,000,000	-
Net cash provided by/(used in) investing activities	1,227,517	(8,041,475)

Cash flows from financing activities:
Repayment of short-term loan	(258,308)	(331,974)
Related party payable	456,250	(218,750)
Net cash provided by/(used in) financing activities	197,942	(550,724)

Effect of exchange rate changes on cash	73,444	(18,216)

Net increase (decrease) in cash	(2,613,644)	3,911,313
Cash, beginning of period	3,427,666	2,332,595
Cash, end of period	$814,022	$6,243,908

Supplemental disclosures of cash flow information:
Interest expenses paid in cash	$2,320	$2,526

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

Note 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $12,613,210 and an accumulated deficit of $55,382,981 as of December 31, 2016, and it has incurred net operating losses for the past two fiscal years. The Company expects to continue incurring losses for the foreseeable future and may need to raise additional capital from external sources in order to continue the long-term efforts contemplated under its business plan. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is in the process of reevaluating its current marketing strategy as it relates to the sale of its current product line. In addition, the Company is pursuing other revenue streams which could include strategic acquisitions or possible joint ventures of other business segments.

 Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2016 and the results of operations and cash flows for the periods ended December 31, 2016 and 2015. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended December 31, 2016 are not necessarily indicative of the results to be expected for any subsequent periods or for the year ending March 31, 2017. The balance sheet at March 31, 2016 has been derived from the audited financial statements at that date.

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

Recent accounting pronouncements

There are no new accounting pronouncements adopted or enacted during the three and nine months ended December 31, 2016 that had, or are expected to have, a material impact on the Company’s financial statements.

Note 4 – SECURITIES AVAILABLE FOR SALE

Securities available for sale consist of the following:

	December 31, 2016
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Duration (1)
Corporate bonds	$-	$-	$-	$-	-
Corporate notes	578,146	1,863	(5,819)	574,190	1.32
Total debt securities	$578,146	$1,863	$(5,819)	$574,190

	March 31, 2016
	Amortized	Unrealized	Unrealized	Market	Average
	Cost	Gains	Losses	Value	Duration (1)
Corporate bonds	$235,901	$2,276	$(2,773)	$235,404	4.67
Corporate notes	573,497	5,720	(4,277)	574,940	2.07
Total debt securities	$809,398	$7,996	$(7,050)	$810,344

(1)	Average remaining duration to maturity, in years.

All securities were classified as available for sale as of each date presented.

The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, as of December 31, 2016:

	Less than 1 year		1 Year or More		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Loss
Corporate bonds	$-	$-	$-	$-	$-	$-
Corporate notes	-	-	258,065	(5,819)	258,065	(5,819)
Total debt securities	$-	$-	$258,065	$(5,819)	$258,065	$(5,819)

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

There was one security in an unrealized loss position at December 31, 2016. Management does not intend to sell any of the securities classified as available for sale which have unrealized losses and believes that it is not likely that the Company will have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased and are not the result of deteriorated credit quality. The fair value is expected to recover as the bonds approach their maturity or re-pricing date or if market yields for such investments decline. Management does not believe such securities are other-than-temporarily impaired due to reasons of credit quality.

Investment securities with a book value of $235,901 were sold during the nine months ended December 31, 2016. The Company recognized a loss of $2,093 on the sale of those securities.

Note 5 – INVENTORIES

The components of inventories were as follows:

	December 31, 2016	March 31, 2016
Raw materials and supplies	$37,792	$40,537
Finished goods	170,066	180,902
	$207,858	$221,439

Note 6 - LOANS TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The Company uses the “EFT” name, a trademark owned and licensed to it by EFT Assets Limited (“EFT Assets”), a company that Wendy Qin, a director of EFT International Ltd., served as a director until March 2015. The Company is required to pay an annual royalty to EFT Assets equal to a percentage of its gross sales for the previous fiscal year. The percentage is 5% for the first $30 million in gross sales, 4% for the $10 million in gross sales in excess of $30 million, 3% for the $10 million in gross sales in excess of $40 million; 2% for the $10 million in gross sales in excess of $50 million; and 1% for the $10 million in gross sales in excess of $60 million, with a minimum annual royalty of $500,000. EFT Assets is owned by a number of persons, including Wendy Qin. Ms. Qin is the sister of Jack Jie Qin, the Company’s president. During the nine months ended December 31, 2016, the Company recorded an expense of $375,000 for royalty fees and paid $125,000 of royalties to EFT Assets. The balance of royalties payable to EFT Assets was $375,000 as of December 31, 2016. For the nine months ended December 31, 2015, the Company recorded an expense of $375,000 for royalty fees and paid $500,000 of royalties to EFT Assets. The balance of royalties payable to EFT Assets was zero as of December 31, 2015.

In March 2010, the Company’s subsidiary, EFT International Ltd., entered into a consulting agreement with JFL Capital Limited (“JFL”), a company of which Wendy Qin serves as a director and is one of the principal shareholders. Under this agreement,  JFL will provide consulting services on administration, financial matters, corporate planning and business development commencing on April 1, 2010, with an annual fee of $315,000. The annual fee is increased at the rate of $15,000 each year starting from April 1, 2011. The agreement may be terminated by either party on three months’ written notice. For the nine months ended December 31, 2016, the Company recorded an expense of $303,750 for consulting fees and paid $97,500 to JFL. The balance of consulting fees payable to JFL was $303,750 as of December 31, 2016. For the nine months ended December 31, 2015, the Company recorded an expense of $292,500 for consulting fees and paid $386,250 to JFL. The balance due to JFL as of December 31, 2015 was zero.

From April 1, 2014 to April 1, 2015, the Company rented 2,500 square feet of office space with a monthly rent of $10,735 for its satellite training center located at Suite 3706, Langham Office Tower, 8 Argyle Street, Kowloon, Hong Kong SAR. From April 1 through June 24, 2015, the monthly rent was $15,319. The former office location is owned by a number of persons, including Wendy Qin, a director of EFT (HK) Ltd and the sister of Jack Jie Qin, the Company’s president.  During the nine months ended December 31, 2015, the Company paid the lessors $42,983. The lease was terminated on June 24, 2015.

In February 2016, the Company advanced $1,000,000 to President Jack Qin for the prepayment of amounts relating to business development activities planned by the Company. The advance was not used and was repaid to the Company in June 2016.

Note 7 –OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

	December 31, 2016	March 31, 2016
Payroll liabilities	$42,823	$42,593
Warranty liabilities	1,221	1,589
Accrued commission	17,055	1,583,740
Accrued contingent guarantee	4,424,915	4,453,755
Accrued expenses	354,609	379,985
Interest and penalty for income tax accrued	119,752	136,190
Others	3,045	3,922
	$4,963,420	$6,601,774

Note 8 - CONTINGENT LIABILITIES

In 2009, the Company’s subsidiary, Tianquan, engaged a general contractor to construct a water manufacturing plant for RMB4,758,600 ($766,000). Upon completion, EFT inspected the plant and found several material construction defects, including, but not limited to, the fact that the contractor used inferior construction material, inconsistent construction plans and substandard insulation material. As a result, EFT conditioned its final construction payment to the contractor in the amount of RMB698,896 ($112,500) on the rectification of all construction defects. On March 22, 2012, the contractor brought a case against EFT in Baiquan People’s Court in Heilongjiang Province seeking approximately RMB1,912,000 ($308,000) of purported outstanding payments under the contract and interest thereon. On January 16, 2014, Tianquan received an unfavorable decision issued by Baiquan People’s Court in Heilongjiang Province awarding the contractor approximately RMB1,326,916 ($200,000) of purported outstanding payments under the contract and interest thereon. The Company filed an appeal with Qiqihar Intermediate People’s Court and recorded contingent liabilities of RMB1,326,916 ($200,000). On January 5, 2016, the Company’s subsidiary, Tianquan, received an unfavorable decision issued by Baiquan People’s Court awarding the contractor approximately RMB827,000 ($120,000) of purported outstanding payments under the contract and interest thereon. The Company filed an appeal of the decision. On July 18, 2016, Baiquan People’s Court dismissed the appeal. The Company revised the contigent liabilities to RMB827,000 ($120,000). (See Note 12)

Note 9 – SHORT-TERM LOAN

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

The Company’s Taiwan subsidiary, EFTI, and its factory in mainland China are subject to a 17% and 25% standard enterprise income tax, respectively, based on its taxable net profit. These operations have incurred net accumulated operating losses for income tax purposes and management believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, it has provided full valuation allowance for the deferred tax assets arising from the losses as of December 31, 2016 and 2015.

The income tax expense consists of the following:

	Nine Months Ended December 31,
	2016	2015
Current:
Domestic – Federal	$-	$-
– State	3,858	29,056
Foreign	-	(2,078)
Deferred	-	-
Effect of IRS audit	(19,785)	(3,965,606)
Income tax expense (benefit)	$(15,927)	$(3,938,628)

A reconciliation of income taxes, with the amounts computed by applying the statutory federal income tax rate, 37% for the nine months ended December 31, 2016 and 2015, to income before income taxes for the nine months ended December 31, 2016 and 2015, is as follows:

	Nine Months Ended December 31,
	2016	2015
Income tax provision (benefit) at U.S. statutory rate	$(1,258,450)	$4,349,156
State tax	3,858	29,056
Deferred tax valuation allowance	1,257,425	(4,201,379)
Nondeductible expenses	1,025	(147,777)
Foreign subsidiary income tax	-	(2,078)
Effect of IRS audit	(19,785)	(3,965,606)
Income tax expense (benefit)	$(15,927)	$(3,938,628)

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations by tax authorities for tax years before the year ended March 31, 2007.

The Internal Revenue Service has abated the Company’s tax penalty for 2008 of $19,785 as part of a settlement agreement whereby the Company has agreed to pay the 2009 penalty and interest.

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

The following tables provide the business segment information as of and for the three and nine months ended December 31, 2016 and 2015. Income tax allocations have been determined based on statutory rates in the applicable business segment.

	Three months ended December 31, 2016
	Online	Beverage	Unallocated
	business	business	items	Total
Total revenues, net	$56,808	$-	$-	$56,808
Total cost of revenues	(41,995)	-	-	(41,995)
Gross profit	14,813	-	-	14,813
Operating expenses:
Selling, general and administrative expenses	407,744	38,806	710,148	1,156,698
Provision for inventory obsolescence	(1,637)	-	-	(1,637)
Royalty expenses	125,000	-	-	125,000
Total operating expenses	531,107	38,806	710,148	1,280,061
Net operating loss	(516,294)	(38,806)	(710,148)	(1,265,248)
Other income (expense)	20,105	-	(3,603)	16,502
Allocated income tax benefit	-	-	18,796	18,796
Net loss	$(496,189)	$(38,806)	$(694,955)	$(1,229,950)

Total long-lived assets	$625	$554,693	$9,324,988	$9,880,306

Additions to long-lived assets	$-	$-	$-	$-

	Three months ended December 31, 2015
	Online	Beverage	Unallocated
	business	business	items	Total
Total revenues, net	$81,073	$-	$-	$81,073
Total cost of revenues	(56,563)	-	-	(56,563)
Gross profit	24,510	-	-	24,510
Operating expenses:
Selling, general and administrative expenses	493,735	60,067	1,655,220	2,209,022
Provision for inventory obsolescence	190	-	-	190
Royalty expenses	125,000	-	-	125,000
Total operating expenses	618,925	60,067	1,655,220	2,334,212
Net operating loss	(594,415)	(60,067)	(1,655,220)	(2,309,702)
Other income	15,063	-	13,800,121	13,815,184
Allocated income tax benefit (expense)	2,078	-	(29,056)	(26,978)
Net income/(loss)	$(577,274)	$(60,067)	$12,115,845	$11,478,504

Total long-lived assets	$1,821	$729,124	$9,259,174	$9,990,119

Additions to long-lived assets	$-	$-	$9,299,641	$9,299,641

	Nine months ended December 31, 2016
	Online	Beverage	Unallocated
	business	business	items	Total
Total revenues, net	$217,440	$-	$-	$217,440
Total cost of revenues	(141,477)	-	-	(141,477)
Gross profit	75,963	-	-	75,963
Operating expenses:
Selling, general and administrative expenses	1,236,838	52,380	1,852,780	3,141,998
Provision for inventory obsolescence	20,967	-	-	20,967
Royalty expenses	375,000	-	-	375,000
Total operating expenses	1,632,805	52,380	1,852,780	3,537,965
Net operating loss	(1,556,842)	(52,380)	(1,852,780)	(3,462,002)
Other income (expense)	57,031	1	(2,639)	54,393
Allocated income tax benefit	-	-	15,927	15,927
Net loss	$(1,499,811)	$(52,379)	$(1,839,492)	$(3,391,682)

Total long-lived assets	$625	$554,693	$9,324,988	$9,880,306

Additions to long-lived assets	$-	$-	$1,674	$1,674

	Nine months ended December 31, 2015
	Online	Beverage	Unallocated
	business	business	items	Total
Total revenues, net	$339,311	$-	$-	$339,311
Total cost of revenues	(172,967)	-	-	(172,967)
Gross profit	166,344	-	-	166,344
Operating expenses:
Selling, general and administrative expenses	1,347,607	147,357	3,271,662	4,766,626
Provision for inventory obsolescence	6,599	-	-	6,599
Royalty expenses	375,000	-	-	375,000
Total operating expenses	1,729,206	147,357	3,271,662	5,148,225
Net operating loss	(1,562,862)	(147,357)	(3,271,662)	(4,981,881)
Other income	56,503	1	14,734,048	14,790,552
Allocated income tax benefit	2,078	-	3,936,550	3,938,628
Net income/(loss)	$(1,504,281)	$(147,356)	$15,398,936	$13,747,299

Total long-lived assets	$1,821	$729,124	$9,259,174	$9,990,119

Additions to long-lived assets	$1,249	$-	$9,299,641	$9,300,890

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

In 2009, the Company’s subsidiary, Heilongjiang Tianquan Manor Soda Drinks Co. Ltd., “Tianquan”, engaged a general contractor, the “Contractor”, to construct a water manufacturing plant, the “Plant”, for RMB 4,758,600 ($776,300). Upon completion, the Company inspected the Plant and found several material construction defects, including, but not limited to, the fact that the Contractor used inferior construction material, inconsistent construction plans and substandard insulation material. As a result, in 2010, the Company conditioned its final construction payment to the Contractor in the amount of RMB 698,896 ($112,500) on the rectification of all construction defects. On March 22, 2012, the Contractor brought a case against Tianquan in Baiquan People’s Court in Heilongjiang Province seeking approximately RMB 1,912,000 of purported outstanding payments under the contract and interest thereon. On January 16, 2014, the Company’s subsidiary, Tianquan, received an unfavorable decision issued by Baiquan People’s Court in Heilongjiang Province awarding the contractor approximately RMB1,326,916 of purported outstanding payments under the contract and interest thereon. Tianquan filed an appeal with the Qiqihar Intermediate People’s Court on January 27, 2014. On August 18, 2014, the Qiqihar Intermediate People’s Court issued a judgment rescinding the unfavorable decision issued by the Baiquan People’s Court and ordered the case to be reheard at the Baiquan People’s Court. On September 25, 2014, Tianquan received a favorable decision from Baiquan People’s Court as the court concluded that the company stamps affixed to all of the Contractor’s legal documents were fake. On November 5, 2014, the subcontractor brought another civil case against Tianquan in the Baiquan People’s Court in Heilongjiang Province seeking RMB 1,823,787 of purported outstanding payments under the same contract and interest thereon. On December 8, 2014, Tianquan filed a civil lawsuit against the sub-contractor for compensation for material construction defects. On December 31, 2015, the two cases were reheard at the Baiquan People’s Court and the sub-contractor changed the claim to the amount of RMB 1,123,266. On January 5, 2016, the Company’s subsidiary, Tianquan, received an unfavorable decision issued by Baiquan People’s Court awarding the contractor approximately RMB 827,000 of purported outstanding payments under the contract and interest thereon. The Court ordered the subcontractor to reimburse the amount of RMB 120,000 for testing fees to the Company. The Company filed an appeal of the order awarding the contractor approximately RMB827,000 of purported outstanding payments under the contract and accrued interest. On August 17, 2016, Baiquan People’s Court dismissed the appeal of the order awarding the contractor approximately RMB827,000 of purported outstanding payments under the contract and interest thereon. On November 9, 2016, the Company filed an enforcement application to require the subcontractor to reimburse the Company the amount of RMB 120,000 for testing fees and legal fees in the amount of RMB 3,980.

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

As of February 1, 2017, the Company had received 1,259,143 orders from its Affiliates, most of whom were located in China and Hong Kong. For the nine months ended December 31, 2016, the Company did not have any sales activities in the United States. None of the Company’s Affiliates account for a significant portion of its business.

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

On April 1, 2012, the Company assigned network access rights to ToByTo Limited, “ToByTo”, a third-party company. The network access rights to ToByTo Limited include the right to access EFT’s Affiliate database for ToByTo’s marketing campaign, and provides access to EFT’s e-money system to facilitate sales activities. ToByTo, in return, compensates EFT by paying access fees in an amount equal to 10% of the respective enrollment fee of every Affiliate who enters the ToByTo e-phone program or another agreed upon amount. During the nine months ended December 31, 2016 and 2015, the Company agreed to waive the access fees in lieu of ToByTo agreeing to purchase a portion of the Company’s overstocked inventory.

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

On April 1, 2012, the Company assigned network access rights to eZGT Limited, a third party. The network access rights to eZGT Limited include the right to access EFT’s Affiliate database for eZGT’s marketing campaign, and provides access to EFT’s e-money system to facilitate sales activities. eZGT Limited, in return, compensates EFT by paying access fees in an amount equal to 10% of the respective enrollment fee of every Affiliate who enters the $300 and $3,000 travel programs or another agreed upon amount. However, for Affiliates who enter the $800 and $8,000 travel programs, eZGT will only pay access fees in the amount of $30 and $300, respectively. During the nine months ended December 31, 2016 and 2015, the Company agreed to waive the access fees in lieu of eZGT Limited agreeing to purchase a portion of the Company’s overstocked inventory for an agreed upon period of time.

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

Results of Operations

Comparison for the Three Months Ended December 31, 2016 and 2015

Sales revenues, net

Sales revenues, net decreased to approximately $51,000 for the three months ended December 31, 2016 from approximately $75,000 for the three months ended December 31, 2015, primarily due to a decrease in product sales demand during the period. Sales revenues, net excludes revenue from shipping charges and reflects the deduction of commission expense. The Company’s policy is to pay commissions to Affiliates upon receipt of sales orders even before revenue can be recognized. In addition, sales orders dropped from $26,260 to $18,400, which caused commission expense to decrease to $7,210 for the three months ended December 31, 2016 from $11,430 for the three months ended December 31, 2015. Gross sales of products declined from approximately $33,000 for the three months ended December 31, 2015 to $16,000 for the three months ended December 31, 2016, or 51%. The sales of promotional products decreased to approximately $42,000 for the three months ended December 31, 2016 from $54,000 for the three months ended December 31, 2015, or 22%.

Shipping charges

Shipping charges remained at approximately $6,000 for the three months ended December 31, 2016 and 2015.

Cost of sales

Cost of sales consists mainly of merchandise purchased from vendors. Cost of sales decreased to approximately $42,000 for the three months ended December 31, 2016 from approximately $47,000 for the three months ended December 31, 2015. Cost of sales as a percentage of sales revenues for the three months ended December 31, 2016 was 82%, which is 19% higher than the same period last year, mainly due to an increase in vendor prices during the period.

Gross profit

Gross profit decreased to approximately $15,000 for the three months ended December 31, 2016 compared to approximately $25,000 for the three months ended December 31, 2015. Gross profit, as a percentage of total revenues, was 26% during the current period compared with 30% for the three months ended December 31, 2015. The decrease in gross profit as a percentage of total revenues was due to an increase in vendor prices during the period.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to approximately $1,155,000 for the three months ended December 31, 2016 compared to approximately $2,209,000 for the three months ended December 31, 2015, mainly due to the decrease in legal fees and the decrease in rental expense in the current period compared with the same period last year.

Inventory obsolescence

Inventory obsolescence was nil for the three months ended December 31, 2016 as compared to $190 for the three months ended December 31, 2015, mainly due to a decrease in the amounts of inventory either at or nearing obsolescence in the current period as compared to the same period last year.

Royalty expenses- related party

Royalty expenses remained at $125,000 for the three months ended December 31, 2016 and 2015. Since the current year annualized sales do not meet the minimum sales required to comply with the terms of the agreement, an accrual was made during the period ended December 31, 2016 to recognize the expense based on the prorated minimum contract amount instead of actual sales revenues.

Interest income

Interest income decreased to approximately $11,000 for the three months ended December 31, 2016 as compared to approximately $14,000 for the three months ended December 31, 2015. Interest income decreased primarily due to a decrease in investments in corporate bonds as compared to the prior period.

Interest expense

Interest expense increased to approximately $1,100 for the three months ended December 31, 2016 as compared to $1,000 for the three months ended December 31, 2015. The increase was mainly due to a slight increase in accrued interest pursuant to the amortization schedule for the Company’s loan to finance its D&O insurance policy.

Settlement of previously written-off investment

Income of approximately $13,800,000 for the three months ended December 31, 2015 related mainly to the recovery of a prepayment for the investment in Taiwan in the amount of approximately $18,200,000, which had been written off, after an offset for handling fees and commissions in the amount of approximately $4,400,000 pursuant to the settlement agreement with Meifu and TransGlobe. The settlement agreement was signed in October 2015 and the Company received a refund from Meifu and TransGlobe in the form of cash and property in the amount of approximately $16,500,000 for settling its investment in Taiwan.

Other income

Other income increased to approximately $10,000 for the three months ended December 31, 2016 as compared to $6,000 for the three months ended December 31, 2015. The increase was mainly due to an increase in sales of expired products.

Income tax expense (benefit)

Income tax benefit was approximately $19,000 for the three months ended December 31, 2016 as compared to an expense of approximately $27,000 for the three months ended December 31, 2015. The change was primarily due to the adjustment in the provision for tax liabilities in October 2016 relating to the settlement with the IRS of its audit of the Company’s tax returns for the years 2007 through 2010.

 Results of Operations

Comparison for the Nine Months Ended December 31, 2016 and 2015

Sales revenues, net

Sales revenues, net decreased to approximately $200,000 for the nine months ended December 31, 2016 from approximately $297,000 for the nine months ended December 31, 2015, primarily due to a decline in sales demand from the Company’s Affiliates.  Sales revenues, net excludes revenue from shipping charges and reflects the deduction of commission expense.  The Company’s policy is to pay commissions to Affiliates upon receipt of sales orders even before revenue can be recognized.  In addition, sales orders dropped from $334,110 to $66,550, which caused commission expense to decrease to $30,000 for the nine months ended December 31, 2016 from $191,000 for the nine months ended December 31, 2015.  Gross sales of products declined from approximately $340,000 for the nine months ended December 31, 2015 to $73,000 for the nine months ended December 31, 2016, or 79%.  The impact of the decrease in gross sales was partly offset by the increase in sales of promotional products, which increased to approximately $157,000 for the nine months ended December 31, 2016 from $147,000 for the nine months ended December 31, 2015, or 7%.

Shipping charges

Shipping charges decreased to approximately $18,000 for the nine months ended December 31, 2016 from approximately $42,000 for the nine months ended December 31, 2015, mainly due to a decrease in sales.

Cost of sales

Cost of sales consists mainly of merchandise purchased from vendors. Cost of sales decreased by 14% to approximately $141,000 for the nine months ended December 31, 2016 from approximately $163,000 for the nine months ended December 31, 2015, due to a reduction in sales. Despite the items that were sold at discounted prices, cost of sales as a percentage of sales revenues for the nine months ended December 31, 2016 was 71%, higher than last year by 16%, mainly due to vendor price increases during the period.

Gross profit

Gross profit decreased to approximately $76,000 for the nine months ended December 31, 2016 compared to approximately $166,000 for the nine months ended December 31, 2015. Gross profit, as a percentage of total revenue, was 35% during the current period compared with 49% for the nine months ended December 31, 2015. The decrease in gross profit was due to a reduction in gross sales and the increase in vendor prices during the period.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to approximately $3,142,000 for the nine months ended December 31, 2016 compared to approximately $4,767,000 for the nine months ended December 31, 2015, mainly due to the decrease in legal fees, including the reversal of legal fees relating to the Tianquan construction case as a result of the court decision received in July 2016, and the decrease in rental expense in the current period compared with the same period last year.

Inventory obsolescence

Inventory obsolescence increased to $20,967 for the nine months ended December 31, 2016 as compared to $6,599 for the nine months ended December 31, 2015, mainly due to an increase in the amounts of inventory either at or nearing obsolescence in the current period as compared to the same period last year.

Royalty expenses – related party

Royalty expenses remained at $375,000 for the nine months ended December 31, 2016 and 2015. Since the current year’s annualized sales do not meet the minimum sales required to comply with the terms of the agreement, an accrual was made during the period ended December 31, 2016 to recognize the expense based on the prorated minimum contract amount instead of actual sales revenues.

Interest income

Interest income decreased to approximately $35,000 for the nine months ended December 31, 2016 as compared to approximately $61,000 for the nine months ended December 31, 2015. Interest income decreased primarily due to a decrease in investments in corporate bonds as compared to the prior period.

Settlement of previously accrued interest for income tax

In September 2015, the Company reversed accrued interest of approximately $963,000 related to the settlement of the provision for tax liabilities for the years 2008 to 2010, as confirmed by the final report received from the IRS.

Interest expense

Interest expense decreased to approximately $6,000 for the nine months ended December 31, 2016 from approximately $45,000 for the nine months ended December 31, 2015. The decrease in interest expense was mainly due to the decrease in accrued interest by approximately $40,000 related to the provision for tax liabilities for the years 2008 to 2010 in the three months ended June 30, 2015.

Settlement of previously written-off investment

Income of approximately $13,800,000 for the nine months ended December 31, 2015 related mainly to the recovery of a prepayment for the investment in Taiwan in the amount of approximately $18,200,000, which had been written off, after an offset for handling fees and commissions in the amount of approximately $4,400,000 pursuant to the settlement agreement with Meifu and TransGlobe. The settlement agreement was signed in October 2015 and the Company received a refund from Meifu and TransGlobe in the form of cash and property in the amount of approximately $16,500,000 for settling its investment in Taiwan.

Other income

Other income remained at approximately $28,000 for the nine months ended December 31, 2016 and 2015.

Income tax benefit

Income tax benefit was approximately $16,000 for the nine months ended December 31, 2016 as compared to approximately $3,939,000 for the nine months ended December 31, 2015. The change was mainly due to the reversal of the overaccrual for the provision of tax liabilities for the years 2008 to 2010, as confirmed by the final report received from the IRS in September 2015.

Capital Resources and Liquidity

The following table shows the Company’s sources of cash in the nine months ended December 31, 2016 and 2015.

	Nine Months Ended December 31,
	2016	2015
Net cash provided by/(used in) operating activities	$(4,112,547)	$12,521,728
Net cash provided by/(used in) investing activities	1,227,517	(8,041,475)
Net cash provided by/(used in) financing activities	197,942	(550,724)
Effect of exchange rate changes on cash	73,444	(18,216)
Net increase/(decrease) in cash	$(2,613,644)	$3,911,313

Operating activities

For the nine months ended December 31, 2016, net cash used in operating activities was $4,112,547. This was primarily due to a net loss of $3,391,682 adjusted by non-cash related expenses that included depreciation expense of $143,391, provision for inventory obsolescence of $20,967, a net decrease in working capital items of $887,316, and loss realized from the sales of securities available for sale of $2,093.

For the nine months ended December 31, 2015, net cash provided by operating activities was $12,521,728. This was primarily due to net income of $13,747,299 adjusted by non-cash related expenses that included depreciation expense of $128,657, provision for inventory obsolescence $6,599, loss on disposal of fixed assets of $11,432, loss realized from the sales of securities available for sale of $13,352 and a net decrease in working capital items of $3,905,177, which were offset by the settlement of previously accrued income tax, penalty and interest of $5,290,788.

Investing activities

Net cash provided by investing activities for the nine months ended December 31, 2016 was $1,227,517, primarily due to return of the prepayment of amounts relating to business development activities planned by the Company from President Jack Qin of $1,000,000 and the proceeds from the sale of corporate bonds of $233,808.

Net cash used in investing activities for the nine months ended December 31, 2015 was $8,041,475, primarily due to the property transfer of $9,300,890 pursuant to the settlement agreement from Meifu and offset by the proceeds from the sale of corporate bonds of $1,294,384.

Financing activities

Net cash provided by financing activities for the nine months ended December 31, 2016 was $197,942, due to the repayment of $258,308 of a short-term loan for financing of the Company’s current year directors’ and officers’ liability insurance policy, which was offset by the increase in related party payables by $456,250. For more information about the insurance policy, please see Note 9 to the consolidated financial statements in this Report.

Net cash used in financing activities for the nine months ended December 31, 2015 was $550,724, due to the repayment of $218,750 of related party payables and $331,974 of a short-term loan for financing of the Company’s current year directors’ and officers’ liability insurance policy.

Working Capital

	December 31, 2016	March 31, 2016
Current assets	$2,034,256	$6,410,622
Current liabilities	14,647,466	16,184,919
Working capital (deficiency)	$(12,613,210)	$(9,774,297)

Historically, cash and cash equivalents and securities available for sale have been the Company’s primary sources of liquidity. The Company believes its existing cash and cash equivalents will not be sufficient to meet its working capital requirements for the next 12-month period. The working capital position changed to a deficiency of approximately $13 million at December 31, 2016 compared to a deficiency of $9.8 million at March 31, 2016 as a result of the return of $1.0 million advanced to President Jack Qin for the prepayment of amounts relating to business development activities planned by the Company and the repayment of a $1.5 million mediator’s commission for the settlement agreement relating to the investment in Taiwan.

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

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments as of December 31, 2016 did not materially change from the amounts set forth in its Annual Report on Form 10-K for the year ended March 31, 2016.

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

The Company’s management, under the supervision and with the participation of its chief executive officer and its chief financial officer, Messrs. Jack Jie Qin and William E. Sluss, respectively, evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2016, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, Messrs. Qin and Sluss concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2016.

The Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of its disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

(b)	Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2016 that is reasonably likely to materially affect the Company’s internal control over financial reporting.

As of December 31, 2016, the Company has not fully remediated the material weakness disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016. Management is currently evaluating what steps, if any, can be taken in order to address the material weakness.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 17 to the financial statements included as part of this Report.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits

Exhibit No.:	Description:
31.1*	Rule 13a-14(a) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jack Jie Qin.

31.2*	Rule 13a-14(a) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William E. Sluss.

32.1*	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jack Jie Qin.

32.2*	Section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William E. Sluss.

101*	The following materials from the EFT Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, filed on February 16, 2017 formatted in Extensible Business Reporting Language (XBRL):

(i)	Consolidated Balance Sheets (Unaudited),
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

EFT HOLDINGS, INC.
(Registrant)

Date: February 16, 2017	By:	/s/ Jack Jie Qin
Jack Jie Qin
Principal Executive Officer

	By:	/s/ William E. Sluss
William E. Sluss
Principal Financial Officer