Form 10-K
period 2017-03-31
EFT Holdings, Inc.
filed 2019-03-04
CIK 1450973

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission File No. 0-53730

EFT HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	20-1211204 (IRS Employer Identification No.)

17800 Castleton Street, Suite 300, City of Industry, California 91748

(Address of Principal Executive Office, Including Zip Code)

Registrant’s telephone number, including area code: (626) 581-3335

Securities Registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of each exchange on which registered
None	None

Securities Registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.00001

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Non-accelerated filer ☐	Accelerated filer ☐

Smaller reporting company ☒		Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates as of September 30, 2016 (the last business day of the most recently completed second fiscal quarter) was approximately $503,957, based on the closing price of $.0211 on September 30, 2016.

As of February 8, 2018, 75,983,201 shares of the common stock of the registrant were issued and outstanding.

Documents Incorporated by Reference: None.

EFT HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2017

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, business strategies, future cash flows, financing plans, plans and objectives of management, any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to the following risks and uncertainties, among others:

•          events that deprive us of the services of our Chief Executive Officer, Jack Jie Qin;

•          our ability to generate sales of our products;

•          our ability to succeed in competitive markets;

•          our ability to attract and retain key personnel;

•          our ability to maintain effective quality control systems with respect to our operations;

•          our ability to avoid risks associated with operating outside of the United States; and

•          our ability to secure capital that may be needed to support our business operations.

In light of these risks and uncertainties, among others, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

The words “we,” “us,” “our,” and the “Company” refer to EFT Holdings, Inc. and our subsidiaries.

PART I

ITEM 1. BUSINESS.

History

EFT Holdings, Inc. (formerly EFT Biotech Holdings, Inc., HumWare Media Corporation, GRG, Inc., Ghiglieri Corporation and Karat Productions, Inc.) was incorporated in the State of Nevada on March 19, 1992. Since our acquisition of EFT Biotech, Inc., a Nevada corporation (“EFT Biotech”), in November 2007, we have followed the same course of business as we do today, that is, the sale of nutritional, personal care, automotive, house care and other products outside of the United States, primarily in Hong Kong Special Administrative Region (“Hong Kong” herein) and People’s Republic of China (“China” herein).

Background

Through our website, www.eftb.us, we sell substantially all of our products in Hong Kong and China to customers who are the end users of our products, to whom we refer as “Affiliates”, located in those jurisdictions. The content of our website is not incorporated by reference herein. No sales of our products are made in the United States. Our company is a holding company and we conduct our business through our subsidiaries and, unless otherwise noted, any reference to our operations includes the operations of our subsidiaries.

Our corporate structure is depicted in the diagram set forth below.

4

Trends and Developments

Sales Declines. Since 2012, our sales revenues have declined from year to year, from $13,536,120 for 2012 to $250,840 for 2017. This long-term decline is attributable, primarily, to unjustified actions taken and slanderous statements made by certain third parties in China that damaged our established goodwill within our network of established Affiliates. We have been unable to seek redress against these persons, due to their being denizens of China.

Impairment of Land and Building. At March 31, 2017, we determined that the fair value of our building in Taipei, Taiwan, had decreased significantly, due to weakness in the Taiwanese real estate market. In accordance with such determination, an asset impairment loss of $5,615,398 was recorded for the year ended March 31, 2017.

Impairment of Water Plant. At March 31, 2017, we had determined that the fair value of our water plant in Heilongjiang Province, China, had decreased significantly. In accordance with such determination, an asset impairment loss of $634,969 was recorded for Fiscal 2017. No similar item was recorded during Fiscal 2016.

Beverage Segment. By the end of 2012, through our subsidiary, Heilongjiang Tianquan Manor Soda Water Ltd. (“Tianquan Soda Water”), we had completed construction of a production facility to produce bottled natural soda water in Baiquan, Heilongjiang Province, China. Production of our bottled water product began in April 2013, but, shortly thereafter, production was suspended indefinitely, due to issues with the production facility and the institution of a lawsuit against Tianquan Soda Water by a contractor involved in the construction of the production facility.

During the last quarter of Fiscal 2017, our management determined not to re-start bottling operations at the Tianquan Soda Water production facility and our management has begun to take actions necessary for the sale of the Tianquan Soda Water production facility. No prediction can be made regarding the timing of the sale of the plant or if any such sale will ever occur.

Management’s Ongoing Analysis. During the fourth quarter of the year ended March 31, 2017, our management began an analysis of several business options that could allow our company to re-establish itself as a respected sales organization in the China market. This analysis process is ongoing and is expected to be completed during the fourth quarter of fiscal 2019. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Competitive Strengths and Weaknesses

We believe our company has the following competitive strengths:

•          our lines of excellent products;

•          our sales and marketing contacts in Hong Kong SAR, China and other countries in the region; and

•          our low overhead.

We believe our company has the following competitive weaknesses:

•          our once-excellent good will with our Affiliates has suffered severely in the wake of injurious actions taken and erroneous statements made by certain third parties;

•          the process of re-establishing our good will is difficult; and

•          our lack of capital.

Products

Online Segment.

Nutritional. Our nutritional products are non-pharmaceutical nutritional products. They are ingestible through oral liquids, oral sprays, tablets and/or tea. Our oral sprays are delivered through very fine mist sprayed directly into the mouth. Our containers used to deliver our nutritional products are small, compact and easy to carry.

Each of our nutritional products is all natural, made from pure ingredients and designed to address specific objectives of the user. Each nutritional product has been formulated to address a specific need, symptom and/or condition. We make no claims as to the products’ curing any medical condition or preventing any medical ailment. Our nutritional products have not been tested nor approved by the U.S. Food and Drug Administration, as is the case with all non-prescription products.

We currently offer 27 nutritional products, including those that are intended to promote heart health, immune system support, weight loss, anti-aging, joint health and sleep.

Personal Care. We currently offer 16 personal care products, including topical creams, a sunscreen, make-up, make-up kits and travel kits.

Automotive. We currently offer three automotive products: a fuel additive, a flat tire repair system and a cooling system additive.

House Care. We currently offer a single house care product, an all-purpose cleaner known as “Natural Clean”.

Beverage Segment.

Bottled Water. By the end of 2012, through our subsidiary, Tianquan Soda Water, we had completed construction of a production facility to produce bottled natural soda water in Baiquan, Heilongjiang Province, China. Production of our bottled water product began in April 2013, but, shortly thereafter, production was suspended indefinitely, due to issues with the production facility and the institution of a lawsuit against Tianquan Soda Water by a contractor involved in the construction of the production facility.

During the last quarter of Fiscal 2017, our management determined not to re-start bottling operations at the Tianquan Soda Water production facility and our management has begun to take actions necessary for the sale of the Tianquan Soda Water production facility. No prediction can be made regarding the timing of the sale of the plant or if any such sale will ever occur.

Additional Product Information. We do not have a return policy and we do not offer refunds. However, we do provide a limited warranty for our products. The specific warranty terms and conditions vary depending upon the product sold, but, generally, include replacement of defective products during the six-month period following a sale. Historically, our warranty expenses have not been material.

Manufacturing

Nutritional, Personal Care, Automotive Care and House Care Products (Online Segment). Our nutritional, personal care, automotive care and house care products are manufactured and packaged under our brands by third parties located in the United States. We have not entered into any long-term manufacturing or product supply agreements with any of our manufacturers. Rather, we engage these manufacturers only on short-term, oral agreements. Our management believes that our operating under oral agreements with our manufactures does not present undue risk to our company, as compared to a circumstance in which we engaged our manufacturers by written agreements.

We order our products directly from manufacturers on an “as needed” or “expected need” basis. Raw materials used in the manufacture of our products are readily available and are not in short supply. Further, we are not a party to any agreement for the purchase or delivery of raw materials.

None of our manufacturers accounts for a significant portion of our business and any one of these manufacturers could be replaced on short notice, should such an action be required.

Bottled Soda Water Product (Beverage Segment). By the end of 2012, through our subsidiary, Tianquan Soda Water, we had completed construction of a production facility to produce bottled natural soda water in Baiquan, Heilongjiang Province, China. Production of our bottled water product began in April 2013, but, shortly thereafter, production was suspended indefinitely, due to issues with the production facility and the institution of a lawsuit against Tianquan Soda Water by a contractor involved in the construction of the production facility.

During the last quarter of Fiscal 2017, our management determined not to re-start bottling operations at the Tianquan Soda Water production facility and our management has begun to take actions necessary for the sale of the Tianquan Soda Water production facility. No prediction can be made regarding the timing of the sale of the plant or if any such sale will ever occur.

Sales and Distribution

Sales. Historically, substantially all of our sales have been made in Hong Kong and China. We are currently attempting to reverse a six-year decline in sales caused by actions of certain third parties located in China. During the fourth quarter of the year ended March 31, 2017, our management began an analysis of several business options that could allow our company to re-establish itself as a respected sales organization in the China market. This analysis process is expected to be completed during the third quarter of fiscal 2018.

However, we have begun to implement initial strategies for re-establishing our sales volumes. These efforts are focused on internet marketing strategies that target customers in Hong Kong and China, the markets in which we believe our line of products enjoys the greatest acceptance. In conjunction with these internet marketing strategies, we are attempting to revive our once-vibrant word-of-mouth customer referral system.

We sell our line of products exclusively through our website, www.eftb.us, to our Affiliates, who are our customers, or the end users of our products. We do not make sales of any of our products in the United States.

We distinguish between first-time customers and Affiliates, inasmuch as Affiliates are paid commissions for referrals of new customers. To become an Affiliate, a customer must be referred by another Affiliate and make an initial minimum purchase of $450, including shipping and handling charges. Affiliates are not required to make any purchases beyond their initial purchases, nor are Affiliates required to pay membership fees, resell products, recruit new customers or attend any Affiliate meetings. In Hong Kong and China, we offer our Affiliates free educational classes that offer further information concerning our products and new and interesting ways of using our products.

During the years ended March 31, 2017 and 2016, we received 178 and 183 orders, respectively, and, as of March 31, 2017, we had received a total of 1,259,185 orders, from our Affiliates, and no Affiliate accounted for a significant portion of our sales volume.

We pay Affiliates a commission on products ordered from us by new customers and Affiliates attributable to them. The commission we pay is equal to approximately 58% of the total dollar amount of each order. We account for these commissions as a reduction of the sales price of our products and are reflected in our consolidated financial statements as such. All commissions earned by Affiliates are held by us in book entry form. Affiliates are able to apply their respective commissions to pay for their new orders of products. By employing this commission system, our management believes that we achieve a reduction in operating expense and eliminate cumbersome accounting procedures, such as issuing checks and reconciling bank statements.

Distribution. Once full payment in U.S. Dollars for an order is received, the ordered products are shipped directly from one of our distribution centers located in either Hong Kong or China to the party who placed the order.

Insurance

We maintain such insurance policies as our management deems appropriate, given the current level of operations of our company.

Intellectual Property

We regard our trademarks, including packaging and label design, business know-how, including product delivery systems (spray), and product formulations as having significant value and as being an important factor in the marketing of our products. Our policy is to establish, enforce and protect our intellectual property rights using the intellectual property laws.

We use the “EFT” name, a trademark owned and licensed to us by EFT Assets Limited (“EFT Assets”). EFT Assets is owned by Wendy Qin, who served as a director of one of our subsidiaries, EFT International Limited, a British Virgin Islands corporation, until March 2015. Ms. Qin is the sister of our President, Jack Jie Qin. Under the agreement with EFT Assets, as renewed effective April 1, 2017, we are required to pay a minimum annual royalty to EFT Assets of $500,000 for the first year of the renewed agreement, and a minimum annual royalty to EFT Assets of $200,000 for each of the remaining nine years of the term of the agreement. The required annual royalty payment increases, should we obtain certain levels of gross sales, as follows: 5% of the first $30 million of gross sales; 4% of the $10 million of gross sales in excess of $30 million; 3% of the $10 million of gross sales in excess of $40 million; 2% of the $10 million of gross sales in excess of $50 million; and 1% of the $10 million of gross sales in excess of $60 million. For each of the years ended March 31, 2017 and 2016, we were obligated to pay EFT Assets the amount of $500,000 as a royalty. However, we have not paid such royalties in full, and the unpaid amounts have been accrued in our consolidated financial statements.

We do not currently hold any patents, registered trademarks or copyrights.

Government Regulation

We do not make sales of products in the United States and are not subject to regulation by the U.S. Food and Drug Administration.

Further, government approval is not currently necessary for the sale of any of our products and the marketing and sale of our products are not subject to governmental regulation in any of the jurisdictions in which we operate.

Research and Development

We have not and do not engage in any research and development activities, nor do we contemplate spending any material amount on such activities in the foreseeable future.

Seasonality

Our business is not seasonal in nature.

Employees

Currently, we have three full-time employees at our executive offices in City of Industry, California, two full and part-time employees at our Kowloon, Hong Kong, office, no full and part-time employees at our Taipei, Taiwan, office, and no employees at our Tianquan Soda Water production facility. We adjust the number of employees from time to time, in accordance with the demands of our business.

None of our employees is represented by a collective bargaining agreement. We believe our employee relations to be good.

Available Information

Our company, EFT Holdings, Inc., files or furnishes annual, quarterly and current reports, proxy statements and other documents with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1 800 SEC 0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

We also make available, free of charge through our internet website (www.eftb.us), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide a statement of risk factors. Nevertheless, to assure proper disclosure about our company, we are voluntarily providing the following discussion of risk factors.

The following are risk factors that could affect our business, financial condition, results of operations and cash flows. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K, because these factors could cause actual results and conditions to differ materially from those projected in forward-looking statements. Before you invest in our publicly traded securities, you should know that making such an investment involves some risks, including the risks described below. Additional risks of which we may not be aware or that we currently believe are immaterial may also impair our business operations or our stock price. If any of the risks actually occur, our business, financial condition, results of operations or cash flow could be negatively affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, our quarterly reports on Form 10-Q and other documents filed by us from time to time.

Risks Related to Our Financial Condition

We have generated operating losses for each of the past five years, which creates substantial doubt about our ability to continue as a going concern.

For the fiscal years ended March 31, 2013 through 2017, we have generated operating losses. Our independent registered public accounting firm includes a “going-concern” audit opinion on our consolidated financial statements included herein. The audit opinion reports substantial doubt about our ability to continue as a going concern. In the future, we may raise additional capital though equity or debt offerings, although there is no assurance that this will occur. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our financial condition has deteriorated over the past two years; we have a history of operating losses; we expect to incur operating losses in the future; and we may never achieve profitability.

For the year ended March 31, 2017 (“Fiscal 2017”), we reported a net loss of $9,453,672 and a loss from operations of $9,534,407, compared to the year ended March 31, 2016 (“Fiscal 2016"), when we reported net income of $8,297,294 and an operating loss of $6,205,577.

At March 31, 2017 and 2016, our accumulated deficit was $61,442,712 and $51,997,694, respectively.

During Fiscal 2017, our operating activities used $5,006,500 in cash, compared to Fiscal 2016, when our operating activities provided $10,669,460 in cash.

At March 31, 2017, our working capital deficit was $12,749,561, compared to our working capital deficit of $9,774,297, at March 31, 2016.

Our net income of $8,297,294 for Fiscal 2016 was attributable primarily to a non-recurring event, that is, the recovery of approximately $9,438,000 relating to the provision for an investment in Taiwan and the reversal of a $963,000 provision for tax liabilities for the years 2008, 2009 and 2010. We experienced no such event during Fiscal 2017.

We expect to incur operating losses for the foreseeable future and we may never again achieve or sustain profitability. We may be required to obtain additional capital to increase our sales efforts or to expand our product lines. Our management believes that our company has access to capital resources through possible public or private equity offerings, debt financings, corporate collaborations or other means. If the economic climate in the United States does not continue to improve or deteriorates, our ability to raise additional capital could be negatively impacted.

Due to continued weakness in the sales of our products during the first half of calendar 2017, we have taken certain measures that have served to reduce our operating costs. We may be required to take additional measures to reduce operating costs, in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations, should we fail to obtain needed capital. These cost-saving measures could impair our product sales efforts. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Matters relating to, or arising from, the material weakness in our internal controls have had and may continue to have a materially adverse effect on our business, operating results and financial condition, including increased costs and diversion of management’s attention.

Our management conducted an evaluation of the effectiveness of our company’s disclosure controls and procedures and an assessment of the effectiveness of its internal control over financial reporting and concluded that its disclosure controls and procedures, as well as our internal control over financial reporting, were not effective as of March 31, 2017, due primarily to the material weakness they identified in our internal control over financial reporting. See Item 9A. Controls and Procedures. Should we be unable to remediate the material weakness promptly and effectively, such weakness could harm our operating results, result in a material misstatement of our financial statements, cause us to fail to meet our financial reporting obligations or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock performance. Any litigation or other proceeding or adverse publicity relating to the material weakness could have a material adverse effect on our business and operating results. In addition, we may incur unanticipated accounting and legal fees in connection with these matters, and our management’s time and attention has been diverted from our other business operations, which could harm our business.

Risks Related to Our Business – In General

Current economic conditions may continue to affect adversely our business and results of operations, which could cause the market value of our common stock to decline.

Our results of operations may be materially affected, generally, by conditions in the global capital markets and the overall economy, particularly in China. In general, factors that could affect consumers’ willingness to make such discretionary purchases include general business conditions, levels of employment, energy costs, interest rates and tax rates, as well as the availability of consumer credit and consumer confidence. In particular, concerns over inflation, energy costs, geopolitical issues, and the availability and cost of credit, have contributed to increased volatility and diminished expectations for the Chinese economy. In this regard, we are unable to predict the future performance of the Chinese economy.

A continued or protracted downturn in the Chinese economy could adversely impact consumer purchases of discretionary items, including demand for our products. This has led, and could further lead, to reduced consumer spending, which we believe may include consumer spending on nutritional and beauty products and other discretionary items. In addition, reduced consumer spending may drive us and our competitors to lower prices. A reduction in consumer spending could significantly reduce our sales and leave us with unsold inventory, which would have a material adverse effect on our business, financial condition and results of operations.

We regularly maintain cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000.

We regularly maintain cash balances at a commercial bank in excess of the FDIC insurance limit of $250,000. If the financial position and/or liquidity of this commercial bank were to become impaired, our financial position and the results of our operations could be negatively affected, to the extent of account balances held at this commercial bank in excess of the federally insured limit.

We may continue to experience fluctuations in our operating results.

Our annual and quarterly operating results have fluctuated and may continue to fluctuate in the future. As a result, period to period comparisons of historical and future results may not necessarily be meaningful and should not be relied on as an indication of future performance. There can be no assurance that our current or future internal expectations and outlook for sales, comparable sales, gross profit margins and profitability will prove to be accurate. Failure to meet internal or market financial expectations going forward, particularly with respect to sales, gross profit margins and earnings, could result in a decline in and/or increased volatility in the market price of our common stock.

We are subject to the risks of doing business abroad.

Substantially all of our Affiliates are located in Hong Kong and Hong Kong. As such, we are subject to customary risks of doing business abroad, including currency fluctuations, political or labor instability and potential import restrictions, duties and tariffs. We do not maintain insurance for the potential lost profits due to such disruptions. Political or economic instability in China or Hong Kong or elsewhere could cause substantial disruption in our business. This could materially adversely affect our financial condition and results of operations. Heightened terrorism security concerns could subject exported goods to additional, more frequent or more thorough inspections. This could delay deliveries or increase costs, which could adversely impact our results of operations. In addition, since we negotiate our purchase orders with customers in United States dollars, the value of the United States dollar against local currencies could impact its cost in dollars of production from these manufacturers. We are not currently engaged in any hedging activities to protect against these currency risks. If there is downward pressure on the value of the dollar, our customers= purchase prices for our products could increase. We may not be able to offset an increase in production costs with a price increase to our customers.

Entry into new businesses or operations may divert our management=s attention and consume resources that are necessary to sustain our business.

We may enter into new businesses or operations in the future, which may result in unforeseen difficulties and expenditures. In addition, the new businesses, operations, products, or services may disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our business. The anticipated benefits of any new businesses, operations, products, or services may also not be realized or we may be exposed to unknown liabilities.

We are highly dependent on our current management.

Our success is significantly dependent upon our current management team. Our success is particularly dependent upon Mr. Jack Jie Qin, our Chairman and CEO. The loss of his services could have an adverse effect on our company. If we were to lose the services of our officers and directors, we may experience difficulties in effectively implementing our business plan.

Our principal shareholder owns 69% of our outstanding common stock and such shareholder’s interests may not be aligned with the interests of our company’s other shareholders.

Dragon Win Management, Ltd. (“Dragon Win”) owns a majority of our issued and outstanding common stock. As a result, Dragon Win has substantial influence in determining the outcome of any corporate transactions or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. Dragon Win may not act in the best interests of our company’s minority shareholders. In addition, without Dragon Win’s consent, our company could be prevented from entering into transactions that could be beneficial to us. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our minority shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our common stock. These actions may be taken even if they are opposed by our company’s other shareholders. See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The outcome of litigation and other claims is unpredictable and any rulings not in our favor could have a material adverse effect on our business and results of operations.

We are, and may become, subject to litigation, claims and administrative proceedings for which it cannot or may not be able to predict or determine the ultimate outcome or quantify the potential financial impact. Because of the inherent difficulty of predicting the outcome of any legal claims and administrative proceedings, we cannot provide assurance as to the outcome of any pending or future matters, or, if ultimately determined adversely to us, the loss, expense or other amounts attributable to any such matter. The resolution of such matter or matters, if unfavorable, could have a material adverse effect on our business, liquidity and results of operations. See Item 3. Legal Proceedings for a more detailed discussion of certain current litigation and other proceedings.

If we become directly subject to the scrutiny, criticism and negative publicity involving U.S. reporting companies with substantial operations or sales in China, we may have to expend significant resources to investigate and resolve any negative allegations resulting from such scrutiny, which could harm our business operations and reputation and could result in a loss of your investment in our common stock, especially if such allegations cannot be addressed and resolved favorably.

U.S. reporting companies that have substantially all of their operations or sales in China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around a lack of effective internal controls over financial accounting resulting in financial and accounting irregularities and mistakes, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, many of these companies are now conducting internal and external investigations into the allegations and are subject to shareholder lawsuits and SEC enforcement actions. It is not clear what effect such sector wide scrutiny, criticism and negative publicity would have on the business of our company. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will be required to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and may distract management from its efforts in expanding the business of our company. If such allegations are not proven to be groundless, our company, overall, and our business operations, in particular, could be severely impacted and your investment in our stock could be rendered worthless.

Our network and communications systems are dependent on third-party providers and are vulnerable to system interruption and damage, which could limit our ability to operate our business and could have a material adverse effect on our business, financial condition or results of operations.

Our systems and operations and those of our third-party internet service providers are vulnerable to damage or interruption from fire, flood, earthquakes, power loss, server failure, telecommunications and internet service failure, acts of war or terrorism, computer viruses and denial of service attacks, physical or electronic breaches, sabotage, human error and similar events. Any of these events could lead to system interruptions, processing and order fulfillment delays and loss of critical data for us, our suppliers or our internet service providers, and could prevent us from processing customer purchases. Any significant interruption in the availability or functionality of our website or our customer processing, distribution or communications systems, for any reason, could seriously harm our business, financial condition and operating results.

Because we are dependent on third party service providers for the implementation and maintenance of certain aspects of our systems and operations and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, if at all. As we rely on our third-party service providers, computer and communications systems and the internet to conduct our business, any system disruptions could have a material adverse effect on our business, financial condition or results of operations.

We must successfully maintain and/or upgrade our information technology systems, and our failure to do so could have a material adverse effect on our business, financial condition or results of operations.

We rely on various information technology systems to manage our operations. Over the last several years, we have implemented, and we continue to implement, modifications and upgrades to such systems, including changes to legacy systems, replacing legacy systems with successor systems with new functionality, and acquiring new systems with new functionality. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the difficulties with implementing new technology systems may cause disruptions in our business operations and have a material adverse effect on our business, financial condition or results of operations.

Privacy protection is increasingly demanding, and we may be exposed to risks and costs associated with security breaches, data loss, credit card fraud and identity theft that could cause us to incur unexpected expenses and loss of revenue as well as other risks.

The protection of customer, employee, vendor, franchisee and other business data is critical to us. Federal, state, provincial and international laws and regulations govern the collection, retention, sharing and security of data that we receive from and about our employees, customers, vendors and franchisees. The regulatory environment surrounding information security and privacy has been increasingly demanding in recent years, and may see the imposition of new and additional requirements by states and the federal government as well as foreign jurisdictions in which we do business. Compliance with these requirements may result in cost increases due to necessary systems changes and the development of new processes to meet these requirements by us and our franchisees. In addition, customers and franchisees have a high expectation that we will adequately protect their personal information. If we or our service provider fail to comply with these laws and regulations or experience a significant breach of customer, employee, vendor, franchisee or other company data, our reputation could be damaged and result in an increase in service charges, suspension of service, lost sales, fines or lawsuits.

The use of credit payment systems makes us more susceptible to a risk of loss in connection with these issues, particularly with respect to an external security breach of customer information that we or third parties (including those with whom we have strategic alliances) under arrangements with us control. A significant portion of our sales require the collection of certain customer data, such as credit card information. In order for our sales channel to function, we and other parties involved in processing customer transactions must be able to transmit confidential information, including credit card information, securely over public networks. In the event of a security breach, theft, leakage, accidental release or other illegal activity with respect to employee, customer, vendor, franchisee third party, with whom we have strategic alliances or other company data, we could become subject to various claims, including those arising out of thefts and fraudulent transactions, and may also result in the suspension of credit card services. This could cause consumers to lose confidence in our security measures, harm our reputation as well as divert management attention and expose us to potentially unreserved claims and litigation. Any loss in connection with these types of claims could be substantial. In addition, if our electronic payment systems are damaged or cease to function properly, we may have to make significant investments to fix or replace them, and we may suffer interruptions in our operations in the interim. In addition, we are reliant on these systems, not only to protect the security of the information stored, but also to appropriately track and record data. Any failures or inadequacies in these systems could expose us to significant unreserved losses, which could materially and adversely affect our earnings and the market price of our common stock. Our brand reputation would likely be damaged as well.

Our holding company structure makes us dependent on our subsidiaries for our cash flow and subordinates the rights of our shareholders to the rights of creditors of our subsidiaries in the event of an insolvency or liquidation of any of our subsidiaries.

Our company, EFT Holdings, Inc., is a holding company and, accordingly, substantially all of our operations are conducted through its subsidiaries. Our subsidiaries are separate and distinct legal entities. As a result, our cash flow depends upon the earnings of our subsidiaries. In addition, we depend on the distribution of earnings, loans or other payments by our subsidiaries. Our subsidiaries have no obligation to provide our company with funds for our payment obligations. If there is an insolvency, liquidation or other reorganization of any of our subsidiaries, our shareholders will have no right to proceed against their assets. Creditors of those subsidiaries will be entitled to payment in full from the sale or other disposal of the assets of those subsidiaries before our company, as a shareholder, would be entitled to receive any distribution from that sale or disposal.

Risks Related to our Business – Online Segment

Because we do not have written agreements with any of our third-party manufacturers, we may incur material product liability claims, which could increase our costs and adversely affect our reputation, revenues and operating income.

As a retailer of products designed for human consumption, we are subject to product liability claims if the use of our products is alleged to have resulted in injury. Our products consist of vitamins, minerals, herbs and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval. Our products could contain contaminated substances, and some of our products contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur.

Because third-party manufacturers produce all of our products, we rely on these manufacturers to ensure the integrity of their ingredients and formulations. However, due to this circumstance, our company may become liable for various product liability claims for products sold by us but not manufactured by us.

We do not have written agreements with our third-party manufacturers. Due to this circumstance, we enjoy no indemnification for any product liability claims from any of our third-party manufacturers. Thus, we may be unable to obtain any recovery from any third-party manufacturers in respect of any product liability claims against us in connection with products manufactured by any such third party.

Even with our own insurance coverage, product liability claims could significantly damage our reputation and consumer confidence in our products. Our litigation expenses could increase as well, which also could have a material adverse effect on our results of operations, even if a product liability claim is unsuccessful or is not fully pursued.

We may incur material product liability claims, which could increase our costs and harm our financial condition and operating results.

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

Resources devoted to product innovation may not yield new products that achieve commercial success.

Our ability to develop and/or secure rights to new products depends on, among other factors, our ability to understand evolving customer and market trends and our ability to translate these insights into sales of such products. Our inability to understand these trends could harm our operating results. Further, the nutritional supplements industry is characterized by rapid and frequent changes in demand for products and new product introductions. Our failure to predict accurately these trends could also negatively impact our operating results. To develop and/or secure rights to new products also requires a material level of investment and entails considerable uncertainty. We may face significant challenges with regard to a key product launch. Further, products also may fail to achieve commercial viability. Finally, there is no guarantee that we will be able to respond successfully to competitive products that could render some of our offerings obsolete.

We may experience product recalls, which could reduce our sales and margin and adversely affect our results of operations.

We may be subject to product recalls, withdrawals or seizures, if any of our products are believed to cause injury or illness or if we are alleged to have violated governmental regulations in the manufacturing, labeling, promotion, sale or distribution of such products. Any such recall, withdrawal or seizure of any of our products would require significant management attention, could result in substantial and unexpected expenditures and could materially and adversely affect our business, financial condition or results of operations. Furthermore, such a recall, withdrawal or seizure of any of our products could materially and adversely affect consumer confidence in our company and decrease demand for our products and the market price of our common stock.

As is common in our industry, we rely on our third-party manufacturers to ensure that the products they manufacture for us comply with all applicable regulatory and legislative requirements, as well as the integrity of ingredients and proper formulation. However, our reliance on such manufacturers is not supported by manufacturing agreements and there is no assurance that our third-party manufacturers will not fail to deliver products to us that comply with necessary standards, including ingredient usage and formulations. Any such failure on the part of our third-party manufacturers could materially and adversely affect our business, financial condition and results of operations.

The nature of our product sourcing and manufacturing may adversely affect our business, financial condition and results of operations.

Currently, all of our products are manufactured in the United States, though none of our products is sold in the United States. Substantially all of our products are sold to customers in Hong Kong and China. As a result, our business is subject to the following specific risks:

•          political and economic instability in foreign countries, including heightened terrorism and other security concerns, which could subject imported or exported goods to additional or more frequent inspections, leading to delays in deliveries or impoundment of goods or to an increase in transportation costs of raw materials or finished product;

•          the imposition of regulations and quotas relating to exports and imports, including quotas imposed by bilateral agreements between the United States, from which we source our products, and foreign countries, including China;

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

We operate on very tight delivery schedules and, if there are delays and expected delivery dates cannot be met, our results of operations could be negatively impacted.

If there are delays in the delivery of our products, then our Affiliates may be entitled to cancel orders, which would negatively impact our gross profits and, therefore, our profitability. We may also incur extra costs to meet delivery dates, which would also reduce our profitability.

We operate in a highly competitive industry; our failure to compete effectively could adversely affect our operating results, revenues and growth prospects.

All of our sales are made outside the United States. The international nutritional supplements retail industry is large and highly fragmented. Our international competitors include large international pharmacy chains, major international supermarket chains and other large U.S.-based companies with international operations. We may not be able to compete effectively and our attempts to do so may require us to reduce our prices, which may result in lower margins. Failure to effectively compete could adversely affect our market share, revenues and growth prospects.

In the online sales industry, competitors attempt to secure contracts with various merchandise brands to offer merchandise to their consumers. We also face competition for consumers from retailers, duty free retailers, specialty stores, department stores and specialty and general merchandise catalogs, many of which have greater financial and marketing resources than we have. The online commerce market evolves rapidly and is intensely competitive. Barriers to entry are minimal and current and new competitors can launch new websites at a relatively low cost. There is no assurance that we will be able to compete successfully in this market in the future.

We have experienced, and we anticipate that we will continue to experience for at least the foreseeable future, significant pricing pressure and significantly increased promotional activity from our competitors; we may face challenges in seeking to provide merchandise at competitive prices that allow us to become profitable. Continued advancement in technology and increasing access to that technology is paving the way for growth in the internet consumer industry. In addition, the nutritional supplement and cosmetic e business markets have and continue to become increasingly competitive and are rapidly evolving. There can be no assurance that we will maintain our competitive edge or that we will continue to provide only American-made merchandise. If we are unable to successfully compete in this promotional environment, we could experience reductions in our sales and excessive build-up of merchandise inventories resulting in increased markdowns and reductions in our gross profit margins, adversely impacting our profitability and cash flows from operating activities.

We face significant inventory risks.

We are exposed to significant inventory risks that may adversely affect our operating results as a result of new product launches, rapid changes in product cycles, changes in consumer tastes with respect to our products and other factors. Future success depends on consistently anticipating, gauging and responding to Affiliates= demands and tastes in the design, pricing, style and production of our products. Our failure to anticipate, identify or react appropriately and in a timely manner to changes in customer preferences and economic conditions could lead to lower sales, missed opportunities, excessive inventories and markdowns, each of which could have a material adverse impact on our business and sales levels.

We must accurately predict these trends and avoid overstocking or understocking products. All of our products are manufactured by third parties, and we order only on an “as needed” basis. However, based on ordering trends, we stock certain items that we believe will be in demand so that they are available for immediate shipping. In the past several years, we have mitigated decreases in sales by lowering our levels of inventory to preserve cash on hand. Demand for products, however, can change significantly between the time inventory is ordered and the date of sale. In addition, when we begin selling a new product, it may be difficult to establish vendor relationships, determine appropriate product selection, and accurately forecast product demand. The acquisition of certain types of inventory, or inventory from certain sources, may require significant lead time and prepayment, and such inventory may not be returnable. Any one of the inventory risk factors set forth above may adversely affect our operating results.

If our risk management methods are not effective, our business, reputation and financial results may be adversely affected.

We have methods to identify, monitor and manage our risks; however, these methods may not be fully effective. Some of our risk management methods may depend upon evaluation of information regarding markets, customers or other matters that are publicly available or otherwise accessible by us. That information may not in all cases be accurate, complete, up to date or properly evaluated. If our methods are not fully effective or we are not successful in monitoring or evaluating the risks to which we are or may be exposed, our business, reputation, financial condition and operating results could be materially and adversely affected. In addition, our insurance policies may not provide adequate coverage.

We depend on third parties to manufacture all of the products we sell and we do not have any written contracts with any of the manufacturers of our products. If we are unable to maintain these manufacturing relationships or enter into new arrangements, we may fail to meet customer demand and our net sales and profitability may suffer as a result.

All of our products are manufactured by third parties. We do not have any written contracts with any of the manufacturers of our products. The fact that we do not have written contracts with our third-party manufacturers means that they could cease manufacturing these products for us at any time and for any reason. In addition, our third-party manufacturers are not restricted from manufacturing our competitors’ products. Our inability to secure adequate and timely supplies of merchandise would harm inventory levels, net sales, gross profit and, ultimately, our results of operations.

Our third-party manufacturers may increase the cost of the products we purchase from them.

If our manufacturers increase their prices, our margins would suffer, unless we are able to pass along these increased costs to our customers. We may not be able to develop relationships with new vendors and manufacturers at the same prices or at all, and, even if we do establish such relationships, such new vendors and manufacturers might not allocate sufficient capacity to us to meet our requirements. Furthermore, if we increase our product orders significantly from the amounts we have historically ordered from our manufacturers, our manufacturers might be unable to meet this increased demand.

An increase in the price and shortage of supply of key raw materials could adversely affect our business.

Our products are composed of certain key raw materials. If the prices of these raw materials were to increase significantly, the prices third party manufacturers charge us for our products could increase significantly and we may not be able to pass on such increases to our customers. A significant increase in the price of raw materials that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. In addition, if we no longer are able to obtain products from one or more of our suppliers on terms reasonable to us or at all, our revenues could suffer. Events such as the threat of political or social unrest, or the perceived threat thereof, may also have a significant impact on raw material prices and transportation costs for our products. In addition, the interruption in supply of certain key raw materials essential to the manufacturing of our products may have an adverse impact on our suppliers’ ability to provide us with the necessary products needed to maintain our customer relationships and an adequate level of sales.

Our third-party manufacturers may not continue to produce products that are consistent with our company’s standards or applicable regulatory requirements, which could harm our brand, cause customer dissatisfaction and require us to find alternative manufacturers of our products.

Our third-party manufacturers may not maintain adequate controls with respect to product specifications and quality and may not continue to produce products that are consistent with our quality standards. If we are forced to rely on products of inferior quality, then our customer satisfaction and brand reputation would likely suffer, which would lead to reduced net sales. In addition, we may be required to find new third-party manufacturers to supply our products. There can be no assurance that we would be successful in finding third party manufacturers that make products meeting our standards of quality.

Adverse publicity associated with our products, ingredients or our Affiliates program, or those of similar companies, could harm our financial condition and operating results.

We are highly dependent upon consumer perception of the safety and quality of our products and the ingredients they contain, as well as that of similar products distributed by other companies. This perception can be significantly influenced by:

•          media attention;

•          the safety, efficacy and quality of our products and ingredients;

•          the safety, efficiency and quality of similar products and ingredients distributed by other companies;

•          our promotional and compensation programs; and

•          the online sales business in general.

A product may be received favorably, resulting in high sales associated with that product, which sales level may not be sustainable due to changing consumer preferences. Future scientific research or publicity could be unfavorable to our industry or any of our particular products or the ingredients they contain and may not be consistent with earlier favorable research or publicity. A future research report or publicity that is perceived by our consumers as less favorable or that questions earlier research or publicity could have a material adverse effect on our ability to generate revenues. Adverse publicity in the form of published scientific research or otherwise, whether or not accurate, that associates consumption of our products or the ingredients they contain or any other similar products distributed by other companies with illness or other adverse effects, that questions the benefits of our or similar products, or that claims that such products are ineffective could have a material adverse effect on our reputation and demand for our products.

Adverse publicity concerning any actual or purported failure by our company to comply with applicable laws and regulations regarding product claims and advertising, good manufacturing practices, the regulation of its programs, the licensing of our products for sale in our target markets or other aspects of our business (whether or not resulting in enforcement actions or the imposition of penalties), could have an adverse effect on our business and could negatively affect our ability to attract Affiliates, which would negatively impact our ability to generate revenue.

In addition, our Affiliates’ perception of the safety, quality and efficiency of our products and ingredients, as well as similar products and ingredients distributed by other companies, could be significantly influenced by media attention, publicized scientific research or findings, widespread product liability claims or other publicity concerning our products or ingredients or similar products and ingredients distributed by other companies. Adverse publicity, whether or not accurate or resulting from consumers’ use or misuse of our products, that associates consumption of its products or ingredients or any similar products or ingredients with illness or other adverse effects, questions the benefits of our company’s or similar products or claims that any such products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could lead to lawsuits or other legal challenges and could negatively impact our reputation, the market demand for our products or our general business.

Fluctuations in the price, availability and quality of materials used in our products could have a material adverse effect on our cost of goods sold and our ability to meet customers’ demands.

Fluctuations in the price, availability and quality of the materials used in the manufacture of our products by third parties could have a material adverse effect on the cost of such products to us or our ability to meet customers’ demands. We may not be able to pass on all or any portion of higher material prices to our customers.

Risks Related to Our Business – Beverage Segment

We have determined not to re-start operations in our beverage segment.

During the last quarter of Fiscal 2017, our management determined not to re-start bottling operations at the Tianquan Soda Water production facility and our management has begun to take actions necessary for the sale of the Tianquan Soda Water production facility. No prediction can be made regarding the timing of the sale of the plant or if any such sale will ever occur.

Risks Related to Our Common Stock

Our common stock is thinly traded and its market price may become highly volatile.

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

•          announcements by third parties of significant claims or proceedings against our company or adverse developments in pending proceedings;

•          additions or departures of key personnel;

•          asset impairment;

•          temporary or permanent inability to offer products or services; and

•          rumors or public speculation about any of the above factors.

There is not now, and there may not ever be, an active market for our common stock, and we cannot assure you that our common stock will become liquid or that it will be listed on a securities exchange.

There is currently only a limited market for our common stock. In this venue, an investor may find it difficult to obtain accurate quotations as to the market value of the common stock and trading of our common stock may be extremely sporadic. For example, several days may pass before any significant number of shares may be traded. A more active market for the common stock may never develop. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker dealers from recommending or selling the common stock, which may further affect the liquidity of our common stock.

Our board of directors is authorized to issue shares of preferred stock, which may have rights and preferences detrimental to the rights of the holders of our common stock.

Our company is authorized to issue up to 25,000,000 shares of preferred stock, $.001 par value. As of the date of this Annual Report on Form 10-K, we have not issued any shares of preferred stock. Our preferred stock may bear such rights and preferences, including dividend and liquidation preferences, as our board of directors may fix and determine from time to time. Any such preferences may operate to the detriment of the rights of the holders of our common stock.

We do not intend to pay dividends on our common stock.

We intend to retain earnings, if any, to provide funds for the implementation of our business strategy. We do not intend to declare or pay any dividends in the foreseeable future. Therefore, there can be no assurance that holders of our common stock will receive any cash, stock or other dividends on their shares of our common stock, until we have funds which our board of directors determines can be allocated to dividends.

As a public company, we will incur audit fees and legal fees in connection with the preparation of our required financial reporting under the Exchange Act, which costs could reduce or eliminate our ability to earn a profit.

As a public company, we are required to file periodic reports with the SEC. In order to comply with these requirements, our independent registered public accounting firm will be required to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will be required to review and assist in the preparation of such reports. While the fees charged by these professionals for their services cannot be accurately predicted at this time, it can be expected that these fees will have a significant impact on our ability to earn a profit. We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information and the trading price of our common stock, if a market ever develops, could drop significantly.

The elimination of monetary liability of our directors, officers and employees under Nevada law and the existence of indemnification rights in favor of our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our bylaws contain a specific provision that eliminates the liability of directors for monetary damages to our company and our shareholders; we intend to give such indemnification to our directors and officers to the extent provided by Nevada law. We may also have contractual indemnification obligations under employment agreements with executive officers. Such indemnification obligations could result in our incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers, even though such actions, if successful, might otherwise benefit our company and our shareholders.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless, in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter, if it were to occur, is likely to be very costly and may result in our receiving negative publicity, either of which factors are likely to materially reduce the market for, and price of, our common stock, if such a market ever develops.

Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of substantial amounts of our common stock in the public market or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. Restricted or control shares may not be sold in the public market, unless the sale is registered under the Securities Act or an exemption from registration is available. If a large number of shares are sold on the open market, the price of our common stock could decline.

In the future, we may also issue securities if we need to raise capital in connection with a capital raise or acquisition. The amount of shares of our common stock issued in connection with a capital raise or acquisition could constitute a material portion of our then outstanding shares of common stock.

FINRA sales practice requirements may limit a shareholder’s ability to buy and sell our common stock.

FINRA has adopted rules that relate to the application of the SEC’s “penny stock” rules in trading our securities and require that a broker dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low priced securities to their non-institutional customers, broker dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.

Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers dealers charge higher transactional fees for penny stock transactions. As a result, fewer broker dealers may be willing to make a market in our common stock, thereby reducing a shareholder’s ability to resell shares of our common stock.

Our common stock is subject to the “penny stock” restrictions which may cause a lack of liquidity.

SEC Rule 15g 9 establishes the definition of a “penny stock”, for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. Our common stock will be considered a “penny stock” for the immediately foreseeable future. This classification may severely and adversely affect the market liquidity for our common stock. For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker dealer approve a person’s account for transactions in penny stocks and the broker dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth the basis on which the broker dealer made the suitability determination and that the broker dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also must be made about the risks of investing in penny stocks in both public offerings and in secondary trading and commissions payable to both the broker dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker dealers may not wish to engage in the above referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock. In addition, the liquidity for our common stock may decrease, with a corresponding decrease in the price of our common stock. Our common stock, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders may find it difficult to sell their common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Corporate Headquarters

We lease a 3,367 square foot office in City of Industry, California, that serves as our principal executive offices. The lease expires in February 2021. The current monthly rent under this lease is approximately $10,200, which will increase incrementally to approximately $11,000, over the lease term.

Hong Kong Facilities

We currently rent approximately 471 square feet of office space for a satellite training center located at Room 2110, 21st Floor, 655 Nathan Road, Kowloon, Hong Kong. This lease expires in March 2019. The monthly rent for these premises is approximately $1,909.

We also rent approximately 3,000 square feet of storage space in Hong Kong, at a monthly rent of approximately $1,000. This lease expires in March 2019.

Tianquan Soda Water Production Facility

We lease approximately 40,000 square meters of land located in Baiquan, Heilongjiang Province, China, on which we constructed a bottled soda water production facility. This land lease commenced on December 31, 2009, and extends for a term of 50 years, with a yearly land use right’s fee of approximately $3,500. We are currently attempting to sell the bottled soda water production facility.

C1 Building

Until December 2015, we rented a 240 square foot office space for our operations in Taiwan and the monthly rental was $1,098. The former office was located at No. 376, Ren Ai Road, Da An District, Taipei. In December 2015, we moved to C1 Building, No. 378, Sec 6, Nanjing E. Road, NeiHu District, Taipei City 114, Taiwan (the “C1 Building”), ownership of the C1 Building having been transferred to us in October 2015, as part of a settlement agreement.

ITEM 3. LEGAL PROCEEDINGS

During the year ended March 31, 2017, all but one of our ongoing legal matters reached their final determinations. Subsequent to March 31, 2017, in December 2017, our lone remaining legal matter was settled. A description of these completed legal matters is included in Note 15 of our Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades under the symbol “EFTB” on the OTC Pink, which is operated by OTC Markets Group, Inc. The following chart shows the high and low closing prices as published by OTC Pink for the periods shown below. These quotations reflect inter dealer prices, without retail mark up, mark down or commission, and may not necessarily represent actual transactions.

Three Months Ended	High	Low
March 31, 2018	$.03	$.02
December 31, 2017	$.03	$.02
September 30, 2017	$.03	$.02
June 30, 2017	$.03	$.03

March 31, 2017	$.03	$.02
December 31, 2016	$.03	$.02
September 30, 2016	$.027	$.02
June 30, 2016	$.03	$.025

March 31, 2016	$.03	$.03
December 31, 2015	$.01	$.01
September 30, 2015	$.01	$.01
June 30, 2015	$.01	$.01

Holders of our common stock are entitled to one vote per share. Our shareholders do not have preemptive rights to purchase, subscribe for, or otherwise acquire any shares of our common stock.

Holders of Common Stock

As of February 8, 2019, there were 4,917 record holders of our common stock, excluding nominees and brokers, holding 75,983,201 shares.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. The payment of dividends on our common stock in the future will depend on our earnings, capital requirements, operating and financial condition and such other factors as our Board of Directors may consider appropriate. We currently expect to use all available funds to finance the future development and expansion of our business and do not anticipate paying dividends on our common stock in the foreseeable future.

Purchases of Equity Securities

During the year ended March 31, 2017, we did not purchase any shares of our common stock from third parties in a private transaction or in the open market. Also, during the year ended March 31, 2017, none of our officers or directors, or any of our principal shareholders, purchased any shares of our common stock on our behalf from third parties in a private transaction or as a result of purchases in the open market.

Preferred Stock

Our Articles of Incorporation, as amended, authorize our Board of Directors to issue up to 25,000,000 shares of preferred stock. It is within the discretion of our Board of Directors to issue shares of preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to holders of our common stock. The issuance of preferred stock with these rights may make the removal of our management difficult, even if the removal would be considered beneficial to our shareholders generally, and could have the effect of limiting shareholder participation in certain transactions involving our company, such as mergers or tender offers, if any such transaction is not favored by our management.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Individual Compensation Arrangements	-0-	-0-	-0-

Recent Issuances of Unregistered Securities

During the three months ended March 31, 2017, we did not issue any unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect our management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of our management, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this Annual Report on Form 10-K and in our other periodic reports filed with the SEC. Important factors currently known to our management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions. Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for raw materials and competition.

The following Management’s Discussion and Analysis should be read in conjunction with our Consolidated Financial Statements and the notes thereto and the other financial information appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion contains certain forward-looking information. Our Consolidated Financial Statements are prepared in U.S. dollars and in accordance with U.S. generally accepted accounting principles.

Going Concern

Our auditor has issued a going concern opinion with respect to our consolidated financial statements for the years ended March 31, 2017 and 2016. We had a negative working capital position of $12,749,561 and an accumulated deficit of $61,442,712 at March 31, 2017. We have, in addition, generated operating losses for the past two fiscal years. These circumstances, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. To finance our operating costs over the next twelve months, we intend to use our current cash on hand, sell the C1 Building in Taiwan, if possible, or by obtaining financing in the form of equity, debt or a combination thereof.

Business Overview

Historically, substantially all of our sales have been made in Hong Kong and China. We are currently attempting to reverse a six-year decline in sales caused by actions of certain third parties located in China. During the fourth quarter of the year ended March 31, 2017, our management began an analysis of several business options that could allow our company to re-establish itself as a respected sales organization in the China market. This analysis process is ongoing and is expected to be completed during the fourth quarter of fiscal 2019.

However, we have begun to implement initial strategies for re-establishing our sales volumes. These efforts are focused on internet marketing strategies that target customers in Hong Kong and China, the markets in which we believe our line of products enjoys the greatest acceptance. In conjunction with these internet marketing strategies, we are attempting to revive our once-vibrant word-of-mouth customer referral system.

We sell our line of products exclusively through our website, www.eftb.us, to our Affiliates, who are our customers, or end users, of our products. We do not make sales of any of our products in the United States.

Our company is a holding company and we conduct our business through our subsidiaries and, unless otherwise noted, any reference to our operations includes the operations of our subsidiaries.

Recent Developments

Evaluation of Business Options. Since 2012, our sales revenues have declined from year to year, from $13,536,120 for 2012 to $250,840 for 2017. This long-term decline is attributable primarily to unjustified actions taken and slanderous statements made by certain third parties in China that damaged our established goodwill with our network of Affiliates. We have been unable to seek redress against these persons, due to their being denizens of China. During the last fiscal quarter of the year ended March 31, 2017, our management began an analysis of several business options that could allow our company to re-establish itself as a respected sales organization in the Hong Kong and China markets. This analysis process is ongoing and is expected to be completed during the fourth quarter of fiscal 2019.

Implementation of Cost-Saving Measures. During the last fiscal quarter of the year ended March 31, 2017, our management implemented several cost-saving measures, including lowering legal expenses associated with certain lawsuits and our SEC reporting obligations.

Determination to Sell Tianquan Soda Water Production Facility. By the end of 2012, through our subsidiary, Tianquan Soda Water, we had completed construction of a production facility to produce bottled natural soda water in Baiquan, Heilongjiang Province, China. Production of our bottled water product began in April 2013, but, shortly thereafter, production was suspended indefinitely, due to issues with the production facility and the institution of a lawsuit against Tianquan Soda Water by a contractor involved in the construction of the production facility.

During the last quarter of Fiscal 2017, our management determined not to re-start bottling operations at the Tianquan Soda Water production facility and our management has begun to take actions necessary for the sale of the Tianquan Soda Water production facility. No prediction can be made regarding the timing of the sale of the plant or if any such sale will ever occur.

Results of Operations

The information set forth in the following table is derived from our Consolidated Statements of Operations for the fiscal years ended March 31, 2017 (“Fiscal 2017”), and March 31, 2016 (“Fiscal 2016”), and summarizes changes in our operating results.

Item	Year Ended March 31, 2017	Year Ended March 31, 2016	Increase (Decrease)
Sales revenue, net	$250,840	$379,431	$(128,591)
Shipping charges	25,091	61,941	(36,850)
Cost of sales	167,757	219,875	(52,118)
Shipping costs	1,753	18,140	(16,387)
Gross profit	106,421	203,357	(96,936)
Operating expenses:
Selling, general and administrative	2,842,496	5,883,322	(3,040,826)
Impairment of land and building	6,250,367	—	6,250,367
Provision for inventory obsolescence	47,965	25,612	22,353
Royalty expenses - related party	500,000	500,000	—
Interest income	35,093	72,915	(37,822)
Interest expense	6,800	50,249	(43,449)
Settlement of previously accrued interest for income tax	—	962,991	(962,991)
Settlement of previously written-off investment	—	9,438,208	(9,438,208)
Loss on disposal of securities available for sale	19,336	30,404	(11,068)
Foreign exchange loss	1,760	854	906
Other income	57,611	30,652	26,959
Income tax benefit	15,927	4,079,612	(4,063,685)
Net income (loss) attributable to EFT Holdings, Inc.	$(9,445,018)	$8,306,432	$(17,751,450)

Sales Revenue, Net. Sales revenues, net of commission expense, decreased to $250,840 for Fiscal 2017 from $379,431 for Fiscal 2016, primarily due to a continuing decline in sales demand from our Affiliates. Also, due to the decline in sales revenue, commission expense declined to $36,160 for Fiscal 2017 from $208,760 for Fiscal 2016.

Our policy is to pay commissions to our Affiliates upon receipt of the sales orders, even though we do not recognize revenue until the ordered products are delivered. Commissions paid to our Affiliates are considered to be a reduction of the selling prices of our products and are, thus, recorded as a reduction of revenue.

Shipping Charges. Shipping charges decreased to $25,091 for Fiscal 2017 from $61,941 for Fiscal 2016, due to our reduced sales revenue.

Cost of Sales. Cost of sales, which consists of merchandise purchased from third-party manufacturers and vendors, decreased to $167,757 for Fiscal 2017 from $219,875 for Fiscal 2016, due primarily to reductions in sales revenue, which included sales of promotional products. Further, cost of sales as a percentage of sales revenues for Fiscal 2017 was 67%, higher than that for Fiscal 2016 by 9%. This increase in cost of sales as a percentage of sales revenue is due to higher prices paid by us for our products.

Shipping Costs. Shipping costs consist of freight charges from our U.S. warehouse and from our third-party manufacturers and vendors to our logistic facility in China. For Fiscal 2017, shipping costs decreased to $1,753 from $18,140 for Fiscal 2016. This decline is attributable to the reduction in sales revenue from Fiscal 2016 to Fiscal 2017.

Gross Profit. Gross profit was $106,421 for Fiscal 2017 compared to $203,357 for Fiscal 2016. Gross profit, as a percentage of total sales revenue, was 39% for Fiscal 2017 compared to 46% for Fiscal 2016. The decrease in gross profit and gross profit as a percentage of revenue was due to a reduction in gross sales for Fiscal 2017.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $2,842,496 for Fiscal 2017 compared to $5,883,322 for Fiscal 2016. The reduction in selling, general and administrative expenses for Fiscal 2017 was due primarily to the significant reduction in legal fees, as all but one of our ongoing legal proceedings came to final determinations.

Impairment of Land and Building. At March 31, 2017, we had determined that the fair value of our C1 Building in Taipei, Taiwan, had decreased significantly, due to weakness in the Taiwanese real estate market. In accordance with such determination, an asset impairment loss of $5,615,398 was recorded for Fiscal 2017. No similar item was recorded during Fiscal 2016.

Impairment of Water Plant. At March 31, 2017, we had determined that the fair value of our water plant in Heilongjiang Province, China, had decreased significantly. In accordance with such determination, an asset impairment loss of $634,969 was recorded for Fiscal 2017. No similar item was recorded during Fiscal 2016.

Inventory Obsolescence. Inventory obsolescence increased to $47,965 for Fiscal 2017 compared to $25,612 for Fiscal 2016. During Fiscal 2017, the level of inventory obsolescence increased from Fiscal 2016, due a continued slowdown in sales of our products.

Royalty Expense – Related Party. Royalty expense – related party for both Fiscal 2017 and Fiscal 2016 was $500,000. All royalty expense – related party relates to royalties owed to EFT Assets. The $500,000 amount represents the minimum annual royalty due under a licensing agreement. Such amounts were not paid in full, and unpaid amounts have been accrued. See Item 13. Certain Relationships and Related Transactions, and Director Independence.

Interest Income. Interest income decreased to $35,093 for Fiscal 2017 compared to $72,915 for Fiscal 2016. Interest income decreased mainly due to a decline in the amount of our investments in corporate bonds.

Interest Expense. Interest expense decreased to $6,800 for Fiscal 2017 compared to $50,249 for Fiscal 2016. The significant decrease in interest expense is primarily due to our recording of interest expense of $50,249 for Fiscal 2016 related to an underpayment of tax liabilities for our fiscal years 2008, 2009 and 2010. This expense was reversed after the Internal Revenue Service issued a revised report during Fiscal 2016 that eliminated substantially all of the previously recommended adjustments and associated penalty and interest.

Settlement of Previously Accrued Interest for Income Tax. For Fiscal 2016, we recorded $962,991 as settlement of previously accrued interest for income tax, which relates to an adjustment made by the IRS regarding the proposed audit adjustment. No similar item was recorded during Fiscal 2017.

Settlement of Previously Written-off Investment. Other income of $9,438,208 was recorded during Fiscal 2016, which item related to the recovery of the pre-payment for an investment in C1 Building in Taiwan in the amount of approximately $18,200,000, net of fees and commissions in the amount of approximately $4,400,000, pursuant to a settlement agreement. This other income item was recorded, due to this asset’s having been written-off in a prior period. The subject settlement agreement was signed in October 2015 and we received a settlement payment in the form of property and cash of approximately $16,500,000. This increase in other income was offset by an accrual for tax risk of the sale transaction of approximately $4,400,000 related to the tax assessment made by the government and other costs directly associated with the settlement.

No similar item was recorded during Fiscal 2017.

Loss on Disposal of Securities Available for Sale. Loss on disposal of securities available for sale decreased to $19,336 for Fiscal 2017 from $30,404 for Fiscal 2016. This decrease is attributable to a decrease in the loss associated with the liquidation of funds held in one of our investment accounts.

Other Income. Other income increased to $57,611during Fiscal 2017 compared to $30,562 for Fiscal 2016. Other income increased due to increased sales of expired products.

Income Tax Expenses (Benefit). In December 2013, the IRS concluded its audit of our company tax returns for the years 2007 through 2010 and issued an examination report that proposed adjustments of approximately $12.3 million of additional tax liabilities for the years 2008 through 2010. As a result of this report, we increased our income tax liability to approximately $8.6 million during the quarter ended December 31, 2013. Even though we increased our income tax provision as a result of this IRS report, we continued to challenge the IRS’s findings.

After reviewing further information provided by us subsequent to the issuance of its original report, the IRS reversed its position on a major issue and issued a revised report which significantly reduced the amount of tax we owed. We then revised our provision for income taxes and reversed approximately $4.1 million of the original provision recorded previously. Accordingly, income tax benefit of $4,079,612 was recorded for Fiscal 2016.

For Fiscal 2017, the Internal Revenue Service has abated the Company’s tax penalty for 2008 of $19,785 as part of a settlement agreement whereby the Company has agreed to pay the 2009 penalty and interest. Accordingly, income tax benefit of $15,927 was recorded.

Liquidity and Capital Resources

The information set forth in the following table is derived from our Consolidated Statements of Cash Flows for Fiscal 2017 and Fiscal 2016, and summarizes our sources and (uses) of cash.

	Year Ended March 31,
	2017	2016
Net cash provided by (used in) operating activities	$(5,006,500)	$10,669,460
Net cash provided by (used in) investing activities	1,790,757	(9,005,336)
Net cash provided by (used in) financing activities	424,192	(481,352)
Effect of exchange rate changes on cash	139,651	(87,701)
Net increase (decrease) in cash	$(2,651,900)	$1,095,071

Cash Flows From Operating Activities. For Fiscal 2017, our operating activities used $5,006,500 in cash primarily due to our net loss of $9,453,672 adjusted by non-cash related expenses that included depreciation expense of $195,039, losses realized from sales of securities available for sale of $19,336, a provision for inventory obsolescence of $47,965, impairment loss of $6,250,367 and a net decrease in working capital items of $2,065,535.

For Fiscal 2016, our operating activities provided $10,669,460 in cash, due primarily to net income of $8,297,294 adjusted by non-cash related expenses that included depreciation expense of $177,442, loss on disposal of fixed assets of $11,432, losses realized from sales of securities available for sale of $30,404, a provision for inventory obsolescence of $25,612 and a net increase in working capital items of $7,418,064, which were offset by the settlement of previously accrued income tax, penalty and interest of $5,290,788.

Cash Flows From Investing Activities. For Fiscal 2017, our investing activities provided $1,790,757 in cash. $1,000,000 of such amount was the return of an advance made to our President during the last quarter of Fiscal 2016. The proceeds from the sales of corporate bonds provided cash of $797,650 for investing activities.

For Fiscal 2016, our investing activities used $9,005,336 in cash, primarily due to a property transfer of $9,300,890 pursuant to a settlement agreement, which was partially offset by the proceeds from the sales of corporate bonds of $1,342,339.

Also, in February 2016, we advanced $1,000,000 to our President for the prepayment of certain anticipated business development expenses related to activities planned by our company. The $1,000,0000 advance was returned to us during the first quarter of Fiscal 2017, when it was determined that none of the previously anticipated expenses were to be incurred.

Cash Flows From Financing Activities. For Fiscal 2017, our financing activities provided $424,192 in cash. Our repayment of $258,308 of a short-term loan for financing of our current year directors’ and officers’ liability insurance policy was offset by an increase in related-party payables by $682,500. For more information about the insurance policy, please see Note 11 in the accompanying consolidated financial statements.

For Fiscal 2016, our financing activities used $481,352 in cash, due to the repayment of a short-term loan for financing a directors’ and officers’ liability insurance policy.

Working Capital (Deficiency). The information set forth in the following table is derived from our Consolidated Balance Sheets at March 31, 2017 and 2016, and summarizes our working capital position.

	As at March 31, 2017	As at March 31, 2016
Current assets	$1,256,490	$6,410,622
Current liabilities	(14,006,051)	(16,184,919)
Working capital (deficiency)	$(12,749,561)	$(9,774,297)

Historically, cash and cash equivalents and securities available for sale have been our primary sources of liquidity. However, we believe our existing cash and cash equivalents will not be sufficient to meet our working capital requirements for the next 12-month period, unless we are able to sell our building located in Taipei, Taiwan, which was received as part of a settlement agreement. We recently began the efforts necessary to sell this property.

Our overall working capital position worsened from March 31, 2016, to March 31, 2017, from a working capital deficiency of $9,774,297 at March 31, 2016, to a working capital deficiency of $12,749,561 at March 31, 2017. This worsening in our working capital deficiency was the result of a decrease in cash and cash equivalents.

We cannot assure you that we will be able to obtain further funds required for our continued working capital requirements. Our ability to meet our financial obligations and commitments will depend primarily upon the continued financial support of our directors and shareholders, potential issuances of equity to new shareholders and our ability to re-establish and maintain profitable operations, of which there is no assurance.

Our auditor has issued a going concern opinion with respect to our consolidated financial statements for the years ended March 31, 2017 and 2016. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or obtain the necessary financing to meet our obligations and repay or liabilities arising from normal business operations when they come due. To finance our operating costs over the next twelve months, we intend to use our current cash on hand, sell the C1 Building in Taiwan, if possible, or by obtaining financing in the form of equity, debt or a combination thereof.

Capital Expenditures

During Fiscal 2017 and Fiscal 2016, we made no material capital expenditure.

Currently, we do not have any commitments for any material capital expenditures, nor do we have any commitments or arrangements from any person to provide our company with any additional capital.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition.

Recent Accounting Pronouncements

In July 2015, FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”. This ASU applies to inventory that is measured using the first-in, first-out (“FIFO”) or average cost method. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using the last-in, first-out (“LIFO”) or retail inventory method. This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim and annual reporting period. The adoption of this guidance is not expected to have a material impact on our Consolidated Financial Statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee’s obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. We are currently evaluating the effects that the adoption of ASU 2016-02 will have on our consolidated financial statements.

In March 2016, FASB issued ASU 2016-08, “Revenue from Contract with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The intention of this ASU is to improve the operability and understandability of the implementation guidance on principal versus agent considerations. This ASU is effective for annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted, but not earlier than annual and interim periods beginning on or after December 15, 2016, for public entities. We are currently evaluating the potential impact of adopting this new standard on our consolidated financial statements and related disclosures.

In May 2016, FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients”. The update is to address certain issues identified by the FASB/IASB Joint Transition Resource Group for Revenue Recognition (TRG) in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition, the Board decided to add a project to its technical agenda to improve Topic 606, Revenue from Contracts with Customers, by reducing: 1) the potential for diversity in practice at initial application and 2) the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The amendments in this Update affect entities with transactions included within the scope of Topic 606. The scope of that Topic includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The amendments to the recognition and measurement provisions of Topic 606 also affect entities with transactions included within the scope of Topic 610, Other Income. The amendments in this Update affect the guidance in Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The adoption of this guidance is not expected to have a material impact on our Consolidated Financial Statements and related disclosures.

In September 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This guidance clarifies the presentation requirements of eight specific issues within the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on our financial statements, as our treatment of the relevant affected items within our consolidated statement of cash flows is consistent with the requirements of this guidance.

In December 2017, the SEC released Staff Accounting Bulletin No. 118 (the “Bulletin”), which provides accounting guidance regarding accounting for income taxes for the reporting period that includes the enactment of the Tax Act. The Bulletin provides guidance in those situations where the accounting for certain income tax effects of the Tax Act will be incomplete by the time financial statements are issued for the reporting period that includes the enactment date. For those elements of the Tax Act that cannot be reasonably estimated, no effect will be recorded.

The SEC has provided in the Bulletin that in situations where the accounting is incomplete for certain effects of the Tax Act, a measurement period which begins in the reporting period that includes the enactment of the Tax Act and ends when the entity has obtained, prepared and analyzed the information is needed in order to complete the accounting requirements. The measurement period shall not exceed one year from enactment.

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This guidance is effective for all entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The amendments in ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The adoption of this guidance is not expected to have a material impact on our Consolidated Financial Statements and related disclosures.

There are no other new accounting pronouncements adopted or enacted during the year ended March 31, 2017, that had, or are expected to have, a material impact on our consolidated financial statements.

Critical Accounting Policies

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

Securities Available for Sale. Our investments in corporate bonds are classified as available for sale and are reported at fair value, based on quoted prices and market prices, using the specific identification method. Unrealized gains and losses, net of taxes, are reported as a component of stockholders’ equity. Realized gains and losses on investments are included in investment and other income, net when realized. Any impairment loss to reduce an investment’s carrying amount to its fair market value is recognized as an expense when a decline in the fair market value of an individual security below its cost or carrying value is determined to be other than temporary.

Long-Lived Assets. We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with ASC Topic 360. ASC Topic 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Revenue/Unearned Revenue. Our revenue recognition policy is in accordance with the requirements of Staff Accounting Bulletin, “SAB,” No. 104, Revenue Recognition, “SAB 104,” ASC Topic 605, Accounting for Consideration Given by a Vendor to a Customer, Including a Reseller of the Vendor’s Products, and other applicable revenue recognition guidance and interpretations. Sales revenue is recognized when a formal arrangement exists with the customers, the price is fixed or determinable, the delivery is completed, no other significant obligations of our company exist and collectability is reasonably assured. Payments received before all relevant criteria for revenue recognition are satisfied are recorded as unearned revenue which is recorded as a liability, until the products are delivered. Sales are recorded when the products are received by Affiliates and risk of ownership has passed.

We pay commissions to our Affiliates based upon, among other things, their purchases from us and purchases by other Affiliates who were recommended to us by such Affiliates. Commissions paid to our Affiliates are considered to be a reduction of the selling prices of our products, and are recorded as a reduction of revenue. Our policy is to pay out commission to Affiliates upon receipt of sales orders even before revenue can be recognized.

Foreign Currency Translation. Our company’s reporting currency is the U.S. dollar. Our operations in China, Hong Kong and Taiwan use their local currencies as their functional currency. The consolidated financial statements of our subsidiaries are translated into U.S. Dollars, “USD,” in accordance with ASC Topic 830, Foreign Currency Translation. According to ASC Topic 830, all assets and liabilities are translated at the year-end current exchange rate, stockholders’ equity items are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, Reporting Comprehensive Income as a Component of Stockholders’ Equity. Foreign exchange transaction gains and losses are reflected in the income statement.

Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating losses and tax credit carry forwards. Management must make assumptions, judgments and estimates to determine the current provision for income taxes and the deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Management’s judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, management’s interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or management’s interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts recorded for income taxes in our consolidated financial statements. Management’s assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income, such as income from operations. Actual operating results and the underlying amount and category of income in future years could render management’s current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from the estimates, thus materially impacting its financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements included in this Annual Report on Form 10-K, beginning on page F-1 are incorporated in this Item 8 by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by our management, with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a 15(e) and 15d 15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2017, due to the material weakness in internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our company’s internal control over financial reporting is a process, under the supervision of our principal executive officer and our principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified a material weakness in internal control over financial reporting as of March 31, 2017. The material weakness relates to the fact that our company does not have sufficient accounting staff and supervisory personnel to provide an appropriate segregation of accounting functions. As a result of the aforementioned material weakness, our management concluded that our company’s internal control over financial reporting was not effective as of March 31, 2017.

Management Plan to Remediate Material Weaknesses

In order to remediate the documented material weakness, our management plans to implement the following corrective measures:

(a)       Enhance the size of our accounting staff;

(b)     Hire additional supervisory personnel, including a financial controller for our U.S. office, to facilitate the implementation of additional internal controls and an appropriate segregation of accounting functions; and

(c)    Provide further training for supervisory and other accounting staff to enhance understanding and implementation of additional controls and procedures.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected, or are likely to materially affect, our internal control over financial reporting during the year ended March 31, 2017.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists the names, ages, certain positions and offices held by the Company’s directors and named executive officers as of the date of this filing.

Name	Age	Position(s)
Jack Jie Qin	57	President, Chief Executive Officer and a Director
William E. Sluss	62	Principal Financial and Accounting Officer
Visman Chow	62	Director
Hu Xiaobao	77	Director
Pyng Soon	57	General Counsel

Our board of directors appoints our executive officers. Our directors serve until the earlier occurrence of the election of his or her successor at the next meeting of shareholders, death, resignation or removal by our Board of Directors. Our officers serve at the discretion of our Board of Directors. There exist no family relationships between our officers and directors. Information regarding the backgrounds of each of our officers and directors is set forth below.

Jack Jie Qin. Mr. Qin has been serving as the Company’s president, chief executive officer and chairman of the Board of Directors since November 2007. Since January 2004, Mr. Qin has been serving as the president of EFT BioTech, Inc., a subsidiary of our company. Since July 2016, Mr. Qin has been a member of the board of directors and President and CEO of Heavenstone Corp., a publicly-owned Nevada corporation (SEC File No. 333-201314), engaged in the development of real estate in the Temecula, California, area. From From July 1998 to December 2002, Mr. Qin served as the President of eFastTeam International, Inc. located in Los Angeles, California. From June 1992 to December 1997, he served as the president of LA Import & Export Company located in Los Angeles, California. In May 1991, Mr. Qin earned an MBA from Emporia State University in Kansas. In May 1982, Mr. Qin graduated from Jiangxi Engineering Institute, located in Nanchang, China, with a major in Mechanical Engineering.

William E. Sluss. Mr. Sluss has been serving as the Company’s corporate controller since August 2010 and was promoted to the position of chief financial and accounting officer in October 2012. Since September 2014, Mr. Sluss has been chief financial officer and, since March 2016, has been a member of the board of directors of Heavenstone Corp. Mr. Sluss has twenty years of experience providing financial, operational and managerial expertise for companies in both the private and public sectors. His background includes experience in the banking, manufacturing, nuclear and logistics industries. He has extensive experience with SEC reporting companies and U.S. GAAP, including acting as the controller during the successful initial public offering of Heritage Federal Bank, FSB (NYSE). His experience includes four years with Quebecor Printing (one of the world’s largest printers of bibles and textbooks) and two years with Flour City International (a U.S. publicly traded (Nasdaq) construction /manufacturing company). In 2002, Mr. Sluss joined Studsvik, Inc. (a publicly traded nuclear service company (Stockholm Exchange) headquartered in Stockholm, Sweden) as its chief financial officer for the U.S. operations. Mr. Sluss has extensive experience with IFRS over his career while working for several international companies. In addition, throughout his career, Mr. Sluss has worked closely with the world’s largest accounting firms (e.g., KPMG and PricewaterhouseCoopers), serving as the main contact with those firms. He also has extensive experience with the COSO framework and SOX compliance. Mr. Sluss received a Bachelor of Science Degree in Accounting from the University of Virginia’s College at Wise in 1990 and became a licensed Certified Public Accountant (“CPA”) in the same year.

Visman Chow. Mr. Visman Chow has served as member of the Board of Directors since July 2009. Since July 2016, Mr. Chow has been Chairman of the Board of Directors of Heavenstone Corp. From 1993 to 2012, Mr. Chow served as the chief lending officer and a director of Universal Bank. Between 1983 and 1993 Mr. Chow was the president of Unieast Financial Corporation. From 1979 to 1983, Mr. Chow was with Union Bank where he managed a commercial real estate portfolio of approximately $50 million.

Hu Xiaobao. Mr. Hu was, from 2004 to 2015, a partner in the U.S. venture capital firm iGlobe Partners, where he established and managed a portfolio of successful investments. For more than the past 10 years, Mr. Hu has served in the leadership of the Shanghai Science and Technology Investment Corporation and at the Shanghai Institute of Laser Technology, where his responsibilities include oversight of activities in five countries and several key scientific and technological projects in Shanghai. Mr. Hu graduated from the Department of Modern Mechanics, China University of Science and Technology. He served as a technical director of the Chinese Academy of Sciences and Shanghai Institute of Science and Technology and has over 40 years of experience in advising companies with respect to technical management, operation and venture capital matters.

Pyng Soon. Since January 2009, Mr. Soon has served as general counsel to our company. Mr. Soon also served as chairman of the Board of Directors of Excalibur International Marine Corporation, a former subsidiary of our company, from January 2010 to August 2010. Prior to joining our company, Mr. Soon was a sole practitioner and of counsel to Murchison & Cumming, LLP, focused his practice in the areas of international law, business litigation and business transactions. Mr. Soon earned his Bachelor’s Degree in Science from Lincoln Memorial University, his Master’s Degree in Science from East Tennessee State University, and his Juris Doctor degree from University of West Los Angeles School of Law. Mr. Soon is licensed as a Certified Public Accountant in the State of California.

Board of Directors

During the fiscal year ended March 31, 2017, our full board of directors held meetings on two occasions.

Audit Committee

Our two independent directors, Visman Chow and Hu Xiaobao, serve as the Audit Committee of our Board of Directors, with Mr. Chow serving as chairman. Neither of Messrs. Chow and Xiaobao qualifies as an “audit committee financial expert.” However, our company is not currently subject to any law, rule or regulation that requires our Audit Committee to include an audit committee financial expert.

Compensation Committee

Our full Board of Directors acts as the Compensation Committee. During the year ended March 31, 2017, all of our directors participated in deliberations concerning executive officer compensation. During the year ended March 31, 2017, none of our directors was a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors or as a member of our Compensation Committee. Our company is not currently subject to any law, rule or regulation that requires that our Board of Directors establish a Compensation Committee.

Independence of Board of Directors

Two of our directors, Visman Chow and Hu Xiaobao, are independent directors as that term is defined in Section 803.A of the NYSE Amex Company Guide. However, our company is not currently subject to any law, rule or regulation that requires that our Board of Directors include “independent” directors.

Compensation of Directors

Each independent director receives an annual fee of $24,000 for his services as such. In addition, the chairman of our Audit Committee is paid an additional annual fee of $24,000 for his services as chairman. The following table sets forth all compensation paid to our directors, during the year ended March 31, 2017.

Name of Director	Fees Paid in Cash	Stock Awards	Option Awards	Total Compensation
Visman Chow	$24,000	$-0-	$-0-	$24,000

Norman Ko (1)	$48,000	$-0-	$-0-	$48,000

(1)	Mr. Ko served as chairman of the Audit Committee. Mr. Ko resigned from our Board of Directors in April 2017.

Our directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with their serving as a director.

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct that applies to our directors, principal executive officers and staff. Our Code of Business Conduct will be sent, without charge, to any person requesting a copy thereof. To request a copy, please send a letter of request to us at or address on the cover page of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires a registrant’s directors, officers and persons who beneficially own 10% or more of a registered class of a registrant’s equity securities to file, with the SEC, reports of beneficial ownership and changes in beneficial ownership of such registrant’s securities on Forms 3, 4 and 5. Officers, directors and greater than 10% shareholders are required to furnish the registrant with copies of all Section 16(a) forms filed by them.

As of the date of this Annual Report on Form 10-K, Jack Jie Qin, William E. Sluss, Visman Chow, Norman Ko, a former director, Hu Xiaobao and Pyng Soon have not filed any required forms under Section 16(a).

Limitation of Liability and Indemnification

Our Articles of Incorporation, as amended, provide that we shall indemnify our directors and officers to the fullest extent permitted by Nevada law and that none of our directors will be personally liable to our company or our shareholders for monetary damages for breach of fiduciary duty as a director, except for liability:

•	for any breach of the director’s duty of loyalty to our company or our shareholders;
•	for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of the law;
•	under Nevada law for the unlawful payment of dividends; or
•	for any transaction from which the director derives an improper personal benefit.

These provisions require us to indemnify our directors and officers unless restricted by Nevada law and eliminate our rights and those of our shareholders to recover monetary damages from a director for breach of his fiduciary duty of care as a director except in the situations described above. The limitations summarized above, however, do not affect our ability or that of our shareholders to seek non-monetary remedies, such as an injunction or rescission, against a director for breach of his fiduciary duty.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee

Our full Board of Directors acts as the compensation committee. During the year ended March 31, 2017, all of the Company’s directors participated in deliberations concerning executive officer compensation. During the year ended March 31, 2017, none of our directors was a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of our directors or as a member of our compensation committee. Our company is not currently subject to any law, rule or regulation that requires that our Board of Directors establish a Compensation Committee.

Summary Compensation Table

The following table shows, in summary form, the compensation received by (a) our Principal Executive Officer, (b) our Principal Financial Officer and (c) by each other executive officer who received compensation in excess of $100,000 during the fiscal years ended March 31, 2017 and 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jack Jie Qin	2017	242,000	-0-	-0-	-0-	-0-	-0-	-0-	242,000
(Principal Executive Officer)	2016	236,083	-0-	-0-	-0-	-0-	-0-	-0-	236,083

Pyng Soon	2017	39,049	-0-	-0-	-0-	-0-	-0-	-0-	39,049
(General Counsel)	2016	48,812	-0-	-0-	-0-	-0-	-0-	-0-	48,812

William E. Sluss	2017	115,933	-0-	-0-	-0-	-0-	-0-	-0-	115,933
(Principal Financial Officer)	2016	120,764	-0-	-0-	-0-	-0-	-0-	-0-	120,764

(1)	The dollar value of base salary (cash and non-cash) earned and any bonus (cash and non-cash) earned.
(2)	To date, the Company has not adopted a stock option plan, a stock bonus plan or any other type of incentive plan. The Company has not issued any options to its executive officers, directors or employees or paid them other payments.

Stock Option and Bonus Plans

To date, we have not adopted a stock option plan, a stock bonus plan or any other type of incentive plan, nor have we issued any options to its executive officers, directors or employees.

Long-Term Incentive Plans

We do not have any pension, stock appreciation rights, long term incentive or other plans. While there is no current intention to do so, we may implement one or more such plan at a future date.

Employee Pension, Profit Sharing or other Retirement Plans

Currently, we do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Employment Contracts and Termination of Employment and Change in Control Agreements

Employment Agreement – Jack Jie Qin. In January 2009, we entered into an employment agreement with our President, Jack Jie Qin. Mr.Qin’s employment agreement had an initial term of seven years and it now renews automatically for successive one-year periods. This employment agreement may be terminated by us or Mr. Qin on 60 days’ written notice.

During the initial seven-year period of his employment agreement, Mr. Qin was paid an annual base salary of $200,000 per year, plus such additional amounts as determined by our Compensation Committee. Mr. Qin is eligible to receive an annual bonus pursuant to the executive bonus scale in effect for our executive employees. During Fiscal 2017 and Fiscal 2016, Mr. Qin was paid $242,000 and $236,083, respectively, under his employment agreement.

In the event that Mr. Qin’s employment is terminated by us without cause or if Mr. Qin terminates his employment agreement for good reason, or if, following a change in control, Mr. Qin’s employment is terminated or not renewed, we are obligated to pay Mr. Qin an amount equal to twice the total of his annual base salary and his target bonus as established by our Compensation Committee and to maintain his benefits for a period of two years. If we elect not to renew Mr. Qin’s employment agreement, we are obligated to pay Mr. Qin an amount equal to the total of his annual base salary and his target bonus as established by our Compensation Committee and to maintain his benefits for a period of one year.

Change-in-Control Agreements. We have no compensatory plan or arrangement that results, or will result, from the resignation, retirement or any other termination of an executive officer’s employment or from a change in control or a change in an executive officer’s responsibilities following a change in control.

Outstanding Option Awards at Year End

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested and equity incentive plan awards outstanding at March 31, 2017, for each named executive officer.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unex- ercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exer- cise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Jack Jie Qin	—	—	—	—	—	—	—	—	—

Pyng Soon	—	—	—	—	—	—	—	—	—

William E. Sluss	—	—	—	—	—	—	—	—	—

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date hereof, information regarding beneficial ownership of our capital stock by (a) each person, or group of affiliated persons, known by us to be the beneficial owner of more than five percent (5%) of any class of our voting securities; (b) each of our directors; (c) each of the named executive officers; and (d) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC, based on voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock underlying warrants and other convertible securities held by that person are deemed to be outstanding if the warrants or other convertible securities are exercisable within 60 days of the date hereof. Specifically, in the table below, it is assumed that all outstanding convertible notes and warrants will be converted and exercised, respectively, within 60 days from the date of this Annual Report. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect a person=s actual voting power at any particular date.

Except as indicated in the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address for each of the shareholders in the table below is c/o EFT Holdings, Inc., 17800 Castleton Street, Suite 300, City of Industry, California 91748.

	Beneficially Owned
Name and Address of Beneficial Owner	Shares	Percent (1)
Executive officers and directors
Jack Jie Qin	1,000	*
All directors and executive officers, as a group (5 persons)	1,000	*

5% Owners	52,099,000	68.57%
Dragon Win Management Ltd. (2)

*	Less than 1%.
(1)	Based on 75,983,201 shares outstanding.
(2)	Liu Dong Xin and Zhang Ming are the controlling persons of this entity. This entity’s address is Palm Grove House, P.O. Box 438, Road Town, Tortola, British Virgin Islands.

Due to the ownership by Dragon Win of more than 50% of the Company’s common stock, which includes the right to vote a majority of the shares at any meeting of its shareholders, the Company is a controlled corporation, as that term is defined in Section 801(a) of the NYSE Amex Company Guide.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Advance to Officer

During the fourth quarter of Fiscal 2016, we advanced $1,000,000 to our President, Jack Jie Qin, for the prepayment of certain anticipated business development expenses related to business activities planned by our company. This $1,000,0000 advance was returned to us during the first quarter of Fiscal 2017, when it was determined that none of the previously anticipated expenses was to be incurred.

EFT (HK) Ltd. Lease

Our subsidiary, EFT (HK) Ltd. (“EFT (HK)”), leases approximately 2,500 square feet of office space in a Hong Kong building owned, in part, by Wendy Qin, a director of EFT (HK) and the sister of our President, Jack Jie Qin. During the years ended March 31, 2017 and 2016, we paid rent to the building owners in the amount of $-0- and $42,893, respectively. The lease was terminated on June 24, 2015.

EFT Assets Limited

We use the “EFT” name, a trademark owned and licensed to us by EFT Assets Limited (EFT Assets). EFT Assets is owned by Wendy Qin, who served as a director of one of our subsidiaries, EFT International Limited, a British Virgin Islands corporation, until March 2015. Ms. Qin is the sister of our President, Jack Jie Qin. Under the agreement with EFT Assets, we are required to pay a minimum annual royalty to EFT Assets of $500,000. The required annual royalty payment increases, should we obtain certain levels of gross sales, as follows: 5% of the first $30 million of gross sales; 4% of the $10 million of gross sales in excess of $30 million; 3% of the $10 million of gross sales in excess of $40 million; 2% of the $10 million of gross sales in excess of $50 million; and 1% of the $10 million of gross sales in excess of $60 million. For each of the years ended March 31, 2017 and 2016, we were obligated to pay EFT Assets the amount of $500,000 as a royalty. However, we have not paid such royalties in full, and unpaid amounts have been accrued in our consolidated financial statements.

JFL Capital Limited

In March 2010, our subsidiary, EFT International Ltd., entered into a consulting agreement with JFL Capital Limited (“JFL Capital”), a company for which Wendy Qin, the sister of our President, Jack Jie Qin, serves as a director and of which she is a principal shareholder. Under this consulting agreement, which may be terminated by us or JFL Capital on three months’ notice, JFL Capital provides consulting services with respect to administration, financial matters, corporate planning and business development. For the year ended March 31, 2017, we recorded an expense of $405,000 for consulting fees and paid $97,500 to JFL. The balance of consulting fees payable to JFL was $405,000 as of March 31, 2017. For the year ended March 31, 2016, we recorded an expense of $390,000 for consulting fees and paid $386,250 to JFL. The balance of consulting fees payable to JFL was $97,500 as of March 31, 2016.

Policy Regarding Related-Party Transactions

Any proposed transaction with a related party is reviewed by our Board of Directors. In reviewing the proposed transaction, the Board considers the related party’s relationship with our company, all conflicts of interest that may exist or otherwise arise on account of the proposed transaction, the material facts relating to the proposed transaction and whether the transaction is on terms comparable to those that could be obtained in arms-length dealing with an unrelated third party.

Director and Officer Indemnification

Our Articles of Incorporation, as amended, contain provisions limiting liability of directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Paritz & Company P.A. audited our financial statements for the years ended March 31, 2017 and 2016. The following table sets forth the aggregate fees billed to our company during the years ended March 31, 2017 and 2016, by Paritz & Company P.A. for audit and other services.

	2017	2016
Audit fees	$51,000	$55,000

Audit-related fees	-0-	-0-

Tax	-0-	-0-

All other fees	-0-	-0-

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the review of our interim financial statements. Audit-related fees represent fees paid for review of responses to SEC comments. All other fees represent out-of-pocket expenses. Before we engaged Paritz & Company P.A. to render these services, such engagement was approved by our Board of Directors.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

1.	Financial Statements

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of March 31, 2017 and 2016
•	Consolidated Statements of Operations for the Fiscal Years Ended March 31, 2017 and 2016
•	Consolidated Statements of Comprehensive Income/Loss for the Fiscal Years Ended March 31, 2017 and 2016
•	Consolidated Statements of Stockholders’ Equity (Deficiency) for the Fiscal Years Ended March 31, 2017 and 2016

•	Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 2017 and 2016
•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Other schedules and exhibits are omitted because the required information either is not applicable or is shown in the financial statements or the notes thereto.

3.	Exhibits Required to be Filed by Item 601 of Regulation S-K and Filed Herewith

The exhibits filed as part of this Annual Report on Form 10-K are set forth on the Exhibit Index immediately following the Signatures of this Annual Report on Form 10-K. The Exhibit Index is incorporated herein by reference.

EFT HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

EFT Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EFT Holdings, Inc. ("the Company") as of March 31, 2017 and 2016, and the related consolidated statement of operations, comprehensive income (loss), stockholders’ equity (deficiency), and cash flows for the years in the two-year period ended March 31, 2017 and related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has negative working capital of $12,749,561 and an accumulated deficit of $61,442,712 at March 31, 2017. In addition, the Company has generated operating losses for the past two years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Paritz & Company, P.A.

We have served as the Company’s auditor since 2014.

Hackensack, New Jersey

September 13, 2018

EFT HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	March 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$775,766	$3,427,666
Securities available for sale	—	810,344
Inventories	127,410	221,439
Prepaid expenses	83,588	510,510
Related-party receivable	—	1,000,000
Other receivables	269,726	440,663
Total current assets	1,256,490	6,410,622
Property and equipment, net	4,285,406	10,129,691
Security deposit	32,604	357,408
Total assets	$5,574,500	$16,897,721
LIABILITIES AND EQUITY (DEFICIENCY)
Current liabilities
Accounts payable	$824,893	$2,013,078
Related-party payable	905,000	222,500
Commission payable	3,671,494	3,682,236
Other liabilities	5,282,559	6,601,774
Unearned revenues	3,202,076	3,201,936
Short-term loan	—	258,308
Contingent liabilities	120,029	205,087
Total liabilities	14,006,051	16,184,919
Equity (deficiency)
EFT Holdings, Inc. stockholders’ equity (deficiency):
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.00001 par value, 4,975,000,000 shares authorized, 75,983,201 shares issued and outstanding	760	760
Additional paid-in capital	52,854,891	52,854,891
Accumulated deficit	(61,442,712)	(51,997,694)
Accumulated other comprehensive income (loss)	222,824	(86,495)
Total EFT Holdings, Inc. stockholders’ equity (deficiency)	(8,364,237)	771,462
Non-controlling interest	(67,314)	(58,660)
Total equity (deficiency)	(8,431,551)	712,802
Total liabilities and equity (deficiency)	$5,574,500	$16,897,721

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	March 31, 2017	March 31, 2016
Sales revenues, net	$250,840	$379,431
Shipping charges	25,091	61,941
Total revenues, net	275,931	441,372
Cost of sales	167,757	219,875
Shipping costs	1,753	18,140
Total cost of revenues	169,510	238,015
Gross profit	106,421	203,357
Operating expenses:
Selling, general and administrative expenses	2,842,496	5,883,322
Impairment of land and building	6,250,367	—
Provision for inventory obsolescence	47,965	25,612
Royalty expenses - related party	500,000	500,000
Total operating expenses	9,640,828	6,408,934
Operating loss	(9,534,407)	(6,205,577)
Other income (expense)
Interest income	35,093	72,915
Interest expense	(6,800)	(50,249)
Settlement of previously accrued interest for income tax	—	962,991
Settlement of previously written-off investment	—	9,438,208
Loss on disposal of securities available for sale (includes $10,071 and $13,356 accumulated other comprehensive income (loss) reclassifications for unrealized net gains on securities available for sale for the years ended March 31, 2017 and 2016, respectively)	(19,336)	(30,404)
Foreign exchange loss	(1,760)	(854)
Other income	57,611	30,652
Total other income	64,808	10,423,259
Income (loss) before income taxes	(9,469,599)	4,217,682
Income tax expense (benefit)	(15,927)	(4,079,612)
Net income (loss)	(9,453,672)	8,297,294
Loss from non-controlling interest	8,654	9,138
Net income (loss) attributable to EFT Holdings, Inc.	$(9,445,018)	$8,306,432
Net income (loss) per common share attributable to EFT Holdings, Inc.
Basic and diluted	$(0.12)	$0.11
Weighted average common shares outstanding
Basic and diluted	75,983,201	75,983,201

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	March 31, 2017	March 31, 2016
Net income (loss)	$(9,453,672)	$8,297,294
Other comprehensive income (loss)
Foreign currency translation adjustment	310,265	(71,230)
Unrealized gain (loss) on securities available for sale	(946)	3,913
Comprehensive income (loss)	(9,144,353)	8,229,977
Less: Comprehensive loss attributable to non-controlling interests	(8,654)	(9,138)
Comprehensive income (loss) attributable to EFT Holdings, Inc.	$(9,135,699)	$8,239,115

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficits	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total Stockholders’ Equity (Deficiency)
BALANCE, MARCH 31, 2015	75,983,201	$760	$52,854,891	$(60,304,126)	$(19,178)	$(49,522)	$(7,517,175)
Net income (loss)	—	—	—	8,306,432	—	(9,138)	8,297,294
Unrealized gain on securities available for sale	—	—	—	—	3,913	—	3,913
Foreign currency translation adjustment	—	—	—	—	(71,230)	—	(71,230)
BALANCE, MARCH 31, 2016	75,983,201	760	52,854,891	(51,997,694)	(86,495)	(58,660)	712,802
Net loss	—	—	—	(9,445,018)	—	(8,654)	(9,453,672)
Unrealized loss on securities available for sale	—	—	—	—	(946)	—	(946)
Foreign currency translation adjustment	—	—	—	—	310,265	—	310,265
BALANCE, MARCH 31, 2017	75,983,201	$760	$52,854,891	$(61,442,712)	$222,824	$(67,314)	$(8,431,551)

The accompanying notes are an integral part of these consolidated financial statements.

EFT HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,453,672)	$8,297,294
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	195,039	177,442
Loss from securities available for sale	19,336	30,404
Provision for inventory obsolescence	47,965	25,612
Loss on disposal of fixed assets	—	11,432
Impairment loss on land and building	6,250,367	—
Settlement of previously accrued income tax, penalty and interest	—	(5,290,788)
Changes in operating assets and liabilities:
Inventories	4,666	54,987
Prepaid expenses	755,053	536,135
Other receivables	(10,154)	(76,117)
Accounts receivable	127,131	(72,702)
Accounts payable	(1,187,091)	1,158,814
Commission payable	(10,742)	(102,768)
Other liabilities	(1,671,876)	5,916,555
Unearned revenues	140	3,160
Contingent liabilities	(72,662)	—
Net cash provided by (used in) operating activities	(5,006,500)	10,669,460
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(1,761)	(9,300,890)
Purchase of securities available for sale	(5,132)	(46,785)
Proceeds from securities available for sale	797,650	1,342,339
Related party receivable	1,000,000	(1,000,000)
Net cash provided by (used in) investing activities	1,790,757	(9,005,336)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term loan	(258,308)	(485,102)
Related-party payable	682,500	3,750
Net cash provided by (used in) financing activities	424,192	(481,352)
Effect of exchange rate changes on cash	139,651	(87,701)
Net increase (decrease) in cash	(2,651,900)	1,095,071
Cash, beginning of year	3,427,666	2,332,595
Cash, end of year	$775,766	$3,427,666
Supplemental disclosures of cash flow information:
Income tax paid in cash	$—	$41,825
Interest expenses paid in cash	$—	$7,166
Non-cash investing and financing activities:
Financing of directors’ and officers’ insurance through installment loan	$—	$462,170

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

The beverage segment derives revenue and expenses from the bottled water factory in Baiquan, Heilongjiang Province, China. This bottled water factory started production in April 2013, but production was suspended because Tianquan was sued by a contractor who constructed the water plant (see Note 15).

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions include determining the fair market value of the Company’s inventory, the collectability of accounts receivable, the value of deferred taxes and related valuation allowances. Certain of its estimates, including evaluating the collectability of accounts receivable and the fair market value of inventory, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from its estimates. The Company re-evaluates all of its accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

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

Fair Value Measurements

ASC Topic 820 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. ASC Topic 820 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various other accounting pronouncements. Refer to Note 3, “Fair Value Measurements”, for additional information on ASC Topic 820.

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

Allowance for Doubtful Accounts

The Company routinely assesses the credits authorized to its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company maintained a zero dollar ($0) allowance for doubtful accounts as of March 31, 2017 and 2016.

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

As of March 31, 2017, the Company’s estimated warranty expense was as follows:

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

Earnings per Share

Basic net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding during the period.

Diluted net income (loss) per share is computed on the basis of the weighted average number of common shares and common share equivalents outstanding. Dilutive securities having an anti-dilutive effect on diluted net income per share are excluded from the calculation.

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

Recent Accounting Pronouncements

In July 2015, FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”. This ASU applies to inventory that is measured using the first-in, first-out (“FIFO”) or average cost method. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using the last-in, first-out (“LIFO”) or retail inventory method. This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim and annual reporting period. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee’s obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.

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

In May 2016, FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients”. The update is to address certain issues identified by the FASB/IASB Joint Transition Resource Group for Revenue Recognition (TRG) in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition, the Board decided to add a project to its technical agenda to improve Topic 606, Revenue from Contracts with Customers, by reducing: 1) the potential for diversity in practice at initial application and 2) the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The amendments in this Update affect entities with transactions included within the scope of Topic 606. The scope of that Topic includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The amendments to the recognition and measurement provisions of Topic 606 also affect entities with transactions included within the scope of Topic 610, Other Income. The amendments in this Update affect the guidance in Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

In September 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This guidance clarifies the presentation requirements of eight specific issues within the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements, as the Company’s treatment of the relevant affected items within its consolidated statement of cash flows is consistent with the requirements of this guidance.

In December 2017, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 118 (the “Bulletin”), which provides accounting guidance regarding accounting for income taxes for the reporting period that includes the enactment of the Tax Act. The Bulletin provides guidance in those situations where the accounting for certain income tax effects of the Tax Act will be incomplete by the time financial statements are issued for the reporting period that includes the enactment date. For those elements of the Tax Act that cannot be reasonably estimated, no effect will be recorded.

The SEC has provided in the Bulletin that in situations where the accounting is incomplete for certain effects of the Tax Act, a measurement period which begins in the reporting period that includes the enactment of the Tax Act and ends when the entity has obtained, prepared and analyzed the information is needed in order to complete the accounting requirements. The measurement period shall not exceed one year from enactment.

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This guidance is effective for all entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The amendments in ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

There are no other new accounting pronouncements adopted or enacted during the year ended March 31, 2017, that had, or are expected to have, a material impact on the Company’s consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital of $12,749,561 and an accumulated deficit of $61,442,712 at March 31, 2017. In addition, the Company has generated operating losses for the past two years. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 – SECURITIES AVAILABLE FOR SALE

Securities available for sale consist of the following:

March 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Average Duration (1)
Corporate bonds	$—	$—	$—	$—	—
Corporate notes	—	—	—	—	—
Total debt securities	$—	$—	$—	$—

		March 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value	Average Duration (1)
Corporate bonds	$235,901	$2,276	$(2,773)	$235,404	4.67
Corporate notes	573,497	5,720	(4,277)	574,940	2.07
Total debt securities	$809,398	$7,996	$(7,050)	$810,344

(1)	Average remaining duration to maturity, in years.

All securities were classified as available for sale as of each date presented.

Investment securities with a book value of $816,986 were sold during the year ended March 31, 2017. The Company recognized a loss of $19,336 on the sale of those securities.

NOTE 5 – INVENTORIES

The components of inventories were as follows:

	March 31, 2017	March 31, 2016
Raw materials and supplies	$—	$40,537
Finished goods	127,410	180,902
	$127,410	$221,439

The Company recorded inventory mark-down of $47,965 and $25,612 for the years ended March 31, 2017 and 2016, respectively.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2017	March 31, 2016
Leasehold improvements	$75,218	$75,218
Automobiles	154,724	154,724
Property and plant	4,381,310	10,369,073
Computer equipment	102,553	115,943
Furniture and fixtures	67,731	73,480
Machinery and equipment	39,544	349,622
	4,821,080	11,138,060
Less: Accumulated depreciation	(535,674)	(1,008,369)
	$4,285,406	$10,129,691

For the years ended March 31, 2017 and 2016, depreciation expense was $195,039 and $177,442, respectively.

At March 31, 2017, the Company had determined that the fair value of the C1 Building in Taipei, Taiwan, had decreased significantly, due to weakness in the Taiwanese real estate market. In accordance with such determination, an asset impairment loss of $5,615,398 was recorded for the year ended March 31, 2017.

At March 31, 2017, the Company had determined that the fair value of its water plant in Heilongjiang Province, China, had decreased significantly. In accordance with such determination, all assets of the water plant were impaired. An asset impairment loss of $634,969 was recorded for the year ended March 31, 2017.

NOTE 7 – LOANS TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

EFT Assets Limited

The Company uses the “EFT” name, a trademark owned and licensed to it by EFT Assets Limited (“EFT Assets”), a Company that Wendy Qin, a director of EFT International Ltd., served as a director until March 2015. The Company is required to pay an annual royalty to EFT Assets equal to a percentage of its gross sales for the previous fiscal year. The percentage is 5% for the first $30 million in gross sales, 4% for the $10 million in gross sales in excess of $30 million, 3% for the $10 million in gross sales in excess of $40 million; 2% for the $10 million in gross sales in excess of $50 million; and 1% for the $10 million in gross sales in excess of $60 million, with a minimum annual royalty of $500,000. EFT Assets is owned by a number of persons, including Wendy Qin. Ms. Qin is the sister of Jack Jie Qin, the Company’s president. For the year ended March 31, 2017, the Company recorded an expense of $500,000 for royalty fees and paid $125,000 of royalties to EFT Assets. The balance of royalties payable to EFT Assets was $500,000 as of March 31, 2017. For the year ended March 31, 2016, the Company recorded an expense of $500,000 for royalty fees and paid $500,000 of royalties to EFT Assets. The balance of royalties payable to EFT Assets was $125,000 as of March 31, 2016.

JFL Capital Limited

In March 2010, the Company’s subsidiary, EFT International Ltd., entered into a consulting agreement with JFL Capital Limited, a company in which Wendy Qin serves as a director and is one of the principal shareholders. Under this agreement, JFL will provide consulting services on administration, financial matters, corporate planning and business development commencing from April 1, 2010, for an annual fee of $315,000. The annual fee is increased at the rate of $15,000 each year start from April 1, 2011. The agreement may be terminated by either party on three months’ written notice. For the year ended March 31, 2017, the Company recorded an expense of $405,000 for consulting fees and paid $97,500 to JFL. The balance of consulting fees payable to JFL was $405,000 as of March 31, 2017. For the year ended March 31, 2016, the Company recorded an expense of $390,000 for consulting fees and paid $386,250 to JFL. The balance of consulting fees payable to JFL was $97,500 as of March 31, 2016.

Rent

From April 1, 2014 to April 1, 2015, the Company rented 2,500 square feet of the office space with monthly rent of $10,735 for its satellite training center located at Suite 3706, Langham Office Tower, 8 Argyle Street, Kowloon, Hong Kong SAR. From April 1 through June 24, 2015, the monthly rent was $15,319. The former office location is owned by a number of persons, including Wendy Qin, a director of EFT (HK) Ltd and the sister of Jack Jie Qin, the Company’s president. During the year ended March 31, 2016, the Company paid the lessors $42,893. This lease was terminated on June 24, 2015.

Advance to Officer

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

During the year ended March 31, 2012, EFTI paid NTD600 million (approximately $18.0 million) as a deposit to secure the right to purchase the Taiwan Building per the agreements governing the investment (the “Taiwan Building Agreements”). EFTI subsequently chose not to exercise any option it may have had to purchase the building from Meifu and TransGlobe under the Taiwan Building Agreements and suspended all future payments to either company. EFTI suspected that Thomas Chen had breached his fiduciary duties and had, jointly with Meifu and TransGlobe, committed fraud and misrepresentation related to the Taiwan Building transactions. The Company commenced civil proceedings against TransGlobe, MeiFu, Peng Cheng-Hao (President of Meifu) and Thomas Chen pertaining to the Taiwan Building transactions. (see Note 15)

As required by U.S. GAAP, the Company performed an impairment analysis related to the deposit on the Taiwan Building every year. As of March 31, 2014, the full amount of deposit had been impaired. EFTI continued to vigorously pursue the recovery of the full value of the deposit on the Taiwan Building.

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

NOTE 9 – OTHER LIABILITIES

Other liabilities consist of the following:

	March 31, 2017	March 31, 2016
Payroll liabilities	$40,200	$42,593
Warranty liabilities	1,051	1,589
Accrued commission	18,188	1,583,740
Accrued contingent guaranty	4,718,842	4,453,755
Accrued expenses	380,329	379,985

Interest and penalty for income tax accrued	120,884	136,190
Others	3,065	3,922
	$5,282,559	$6,601,774

NOTE 10 – CONTINGENT LIABILITIES

In 2009, the Company’s subsidiary, Tianquan, engaged a general contractor to construct a water manufacturing plant for RMB 4,758,600 (approximately US$766,000). Upon completion, EFT inspected the plant and found several material construction defects, including, but not limited to, the fact that the contractor used inferior construction material, inconsistent construction plans and substandard insulation material. As a result, EFT conditioned its final construction payment to the contractor in the amount of RMB 698,896 (US$112,500) on the rectification of all construction defects. On March 22, 2012, the contractor brought a case against EFT in Baiquan People’s Court in Heilongjiang Province seeking approximately RMB 1,912,000 (US$308,400) of purported outstanding payments under the contract and interest thereon. On January 16, 2014, Tianquan received an unfavorable decision issued by Baiquan People’s Court in Heilongjiang Province awarding the contractor approximately RMB1,326,916 (US$200,000) of purported outstanding payments under the contract and interest thereon. The Company filed an appeal with Qiqihar Intermediate People’s Court and recorded contingent liabilities of RMB1,326,916 (approximately US$200,000). On January 5, 2016, the Company’s subsidiary, Tianquan, received an unfavorable decision issued by Baiquan People’s Court awarding the contractor approximately RMB827,000 (US$120,000) of purported outstanding payments under the contract and interest thereon. The Company filed an appeal of the decision. On July 18, 2016, Baiquan People’s Court dismissed the appeal. The Company revised the contingent liabilities to RMB827,000 (approximately US$120,000). (See Note 15)

NOTE 11 – SHORT-TERM LOANS

The Company received a $503,200 loan from a third party, Insurance Financing, Inc., “IFI”, to finance the directors’ and officers’ insurance premium for the fiscal years 2014 and 2015. The loan bore an interest rate of 3.60% per annum, and was to be repaid over a nine-month period which began on December 15, 2014. The terms of the agreement allowed for the Company to make nine equal payments of $56,753 each and the loan was fully repaid during the year ended March 31, 2016.

The Company renewed coverage for the 2015-2016 periods and received a new loan in the amount of $462,170 from IFI to finance the directors’ and officers’ insurance premium bearing an interest rate of 3.60% per annum. The loan was to be repaid over a nine-month period beginning on December 15, 2015. The terms of the agreement allowed for the Company to make nine equal payments of $52,126 each and the loan was fully repaid during the year ended March 31, 2017.

NOTE 12 – INCOME TAXES

The Company was incorporated in the United States and has operations in five tax jurisdictions - the United States, the Hong Kong Special Administrative Region (“HK SAR”), mainland China, Taiwan and the BVI.

The Company’s BVI operations are not subject to any taxes according to BVI tax law. The Company’s HK SAR subsidiaries are subject to a 16.5% profit tax based on its taxable net profit. EFT (HK) Ltd provides management service to a BVI subsidiary, and the BVI subsidiary reimburses EFT (HK) Ltd for its total operating expenses plus a 5% mark up, and the income is subject to a 16.5% profit tax. The Company’s U.S. operations are subject to income tax according to U.S. tax law. The deferred tax assets for the Company’s US operations were immaterial for the two years ended March 31, 2017 and 2016.

The U.S. Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017, and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion tax, respectively. The Tax Act requires us to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company has not recorded any adjustments according to Tax Act. As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the Tax Act will be completed in 2018.

The Company’s Taiwan subsidiary, EFT Investment, and its factory in mainland China are subject to a 17% and 25% standard enterprise income tax, respectively, based on its taxable net profit. These operations have incurred net accumulated operating losses for income tax purposes and management believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, it has provided full valuation allowance for the deferred tax assets arising from the losses as of March 31, 2017 and 2016.

The income tax expenses consist of the following:

	Year Ended March 31,
	2017	2016
Current:
Domestic - Federal	$—	$—
- State	3,858	30,356
Foreign	—	(2,073)
Effect of IRS audits	(19,785)	(4,107,895)
Deferred	—	—
Income tax expense (benefit)	$(15,927)	$(4,079,612)

A reconciliation of income tax expense (benefit), with the amounts computed by applying the statutory federal income tax rate of 35% to income (loss) before income taxes is as follows:

	Year Ended March 31,
	2017	2016
Income tax (benefit) at U.S. statutory rate	$(3,500,550)	$1,563,924
State tax	3,858	30,356
Changes in deferred tax valuation allowance	3,499,384	(1,419,693)
Non-deductible expense	1,166	(144,231)
Foreign subsidiaries income tax (benefit)	—	(2,073)
Effect of IRS audits	(19,785)	(4,107,895)
Income tax expense (benefit)	$(15,927)	$(4,079,612)

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

On October 19, 2016, the Internal Revenue Service has abated the Company’s tax penalty for 2008 of $19,785 as part of a settlement agreement whereby the Company has agreed to pay the 2009 penalty and interest.

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

NOTE 13 – COMMITMENTS

Lease Commitment

The Company has certain operating leases for office space, training center and storage which will expire between 2017 and 2021. The future minimum lease payments are as follows:

For the year ended March 31,
2018	$161,940
2019	157,852
2020	131,762
2021	119,633
2022	3,492
2023 and thereafter	135,315
Total minimum lease payments	$709,994

The Company also leases a 40,000 square meter property from Yongqin county of Baiquan, Heilongjiang Province, the PRC and constructed a bottled water factory there. The land is leased commencing on December 31, 2009, for a term of fifty years, with a yearly land use right’s fee of approximately $3,500.

Total rent expenses for the years ended March 31, 2017 and 2016, were $236,449 and $250,741, respectively.

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

During the initial seven-year period of the agreement, the Company will pay Mr. Qin an annual base salary of $200,000 per year for the first calendar year. In each subsequent calendar year during the term of the agreement, the Company will pay Mr. Qin an annual base salary determined by the compensation increase scale as reviewed and approved by the Company’s Compensation Committee of the Board of Directors and approved by the Company’s full Board of Directors. Mr. Qin is eligible to receive an annual base salary adjustment in each subsequent calendar year as a cost of living increase at 10% per annum. Mr. Qin is also eligible to receive an annual bonus pursuant to the executive bonus scale in effect for executive employees of the Company.

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

The following tables provide the business segment information as of and for the years ended March 31, 2017 and 2016. Income tax allocations have been determined based on statutory rates in the applicable business segment.

	Year ended March 31, 2017
	Online Business	Beverage Business	Unallocated Items	Total
Total revenues, net	$275,931	$—	$—	$275,931
Total costs of revenues	(169,510)	—	—	(169,510)
Gross profit	106,421	—	—	106,421
Operating expenses:
Selling, general and administrative expenses	1,672,033	89,978	1,080,485	2,842,496
Impairment of land and building	—	634,969	5,615,398	6,250,367
Provision for inventory obsolescence	47,965	—	—	47,965
Royalty expenses - related party	500,000	—	—	500,000
Total operating expenses	2,219,998	724,947	6,695,883	9,640,828
Net operating loss	(2,113,577)	(724,947)	(6,695,883)	(9,534,407)
Other income (loss)	69,271	—	(4,463)	64,808
Allocated income tax benefits	—	—	15,927	15,927
Net loss	$(2,044,306)	$(724,947)	$(6,684,419)	$(9,453,672)

Total long-lived assets	$519	$—	$4,284,887	$4,285,406

Additions to long-lived assets	$—	$—	$1,761	$1,761

	Year ended March 31, 2016
	Online Business	Beverage Business	Unallocated Items	Total
Total revenues, net	$441,372	$—	$—	$441,372
Total costs of revenues	(238,015)	—	—	(238,015)
Gross profit	203,357	—	—	203,357
Operating expenses:
Selling, general and administrative expenses	1,773,648	188,804	3,920,870	5,883,322
Provision for inventory obsolescence	25,612	—	—	25,612
Royalty expenses - related party	500,000	—	—	500,000
Total operating expenses	2,299,260	188,804	3,920,870	6,408,934
Net operating loss	(2,095,903)	(188,804)	(3,920,870)	(6,205,577)
Other income	69,389	2	10,353,868	10,423,259
Allocated income tax benefits	2,073	—	4,077,539	4,079,612
Net income (loss)	$(2,024,441)	$(188,802)	$10,510,537	$8,297,294

Total long-lived assets	$1,433	$698,125	$9,430,133	$10,129,691

Additions to long-lived assets	$1,249	$—	$9,299,641	$9,300,890

NOTE 15 – LITIGATION

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

On April 1, 2016, Buckman, Buckman & Reid and Peter Lau filed a motion with the court to compel the matter to arbitration, thereby seeking to avoid a jury trial. The Company opposed the motion, arguing that there was no applicable arbitration provision, and seeking to retain the right to a jury trial. After extensive briefings, and following oral argument, on June 2, 2016, the Court denied Buckman, Buckman & Reid and Peter Lau’s motion to compel arbitration. The Court thereafter scheduled the trial for February 7, 2017. The trial was thereafter continued to November 7, 2017, and, then, to December 5, 2017. In October 2017, the Company and Mr. Curry settled their respective claims, in exchange for a mutual dismissal and the agreement of Mr. Curry to testify at the then-scheduled trial. Finally, on December 4, 2017, the Company resolved its lawsuit against Buckman Buckman & Reid and Peter Lau, to the parties’ mutual satisfaction.

On June 22, 2015, a complaint entitled Greenstone Holdings, Inc. v. EFT Holdings, Inc., et al. was filed in the United States District Court for the Central District of California, asserting a claim for express indemnity against the Company, in excess of $150,000. After negotiations, the Company entered into a confidential settlement with Greenstone Holdings, Inc. on April 14, 2016.

NOTE 16 – SUBSEQUENT EVENTS

Trademark License Agreement (Renewal)

In April 2017, the Company entered into a renewal of an expiring Trademark License Agreement, pursuant to which the Company uses the “EFT” name, with an affiliated company, EFT Assets Limited (“EFT Assets”). EFT Assets is owned by Wendy Qin, who served as a director of one of the Company’s subsidiaries, EFT International Limited, a British Virgin Islands corporation, until March 2015. Ms. Qin is the sister of the Company’s President, Jack Jie Qin. Under the agreement with EFT Assets, as renewed effective April 1, 2017, the Company is required to pay a minimum annual royalty to EFT Assets of $500,000 for the first year of the renewed agreement, and a minimum annual royalty to EFT Assets of $200,000 for each of the remaining nine years of the term of the agreement. The required annual royalty payment increases, should we obtain certain levels of gross sales, as follows: 5% of the first $30 million of gross sales; 4% of the $10 million of gross sales in excess of $30 million; 3% of the $10 million of gross sales in excess of $40 million; 2% of the $10 million of gross sales in excess of $50 million; and 1% of the $10 million of gross sales in excess of $60 million.

Settlement of Lawsuit

In December 2017, the Company resolved its lone remaining legal matter, a lawsuit against Buckman Buckman & Reid and Peter Lau, which was resolved to the parties’ mutual satisfaction. Under the settlement, the Company was paid an initial sum of approximately $567,555 in July 2018 and, since July 2018, has received approximately $13,888 per month, which monthly payments are to continue through March 2021.

Stock Purchase Agreement

In February 2018, the Company entered into Stock Purchase Agreement with an unrelated third party, JFL Capital Ltd., pursuant to which the Company sold all of the capital stock of its subsidiary, EFT Investment Co. Ltd. (EFTI). The gross purchase price under the Stock Purchase Agreement is $3,010,000, with the net purchase price of $1,200,000, after deduction for the following debt of EFTI: (a) $1,000,000 owed by EFTI to EFT Assets Limited (EFT Assets), which is be paid to EFT Assets by JFL Capital, and (b) $800,000 owed by EFTI to the Company, which debt was cancelled by the Company. Payment of the $1,200,000 net amount is to be made to the Company in monthly installments of $50,000, until paid.

The Company has reviewed its subsequent events through the date these consolidated financial statements were issued and has determined that no other material subsequent events have occurred through such date.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on March 4, 2019, on its behalf by the undersigned, thereunto duly authorized.

EFT HOLDINGS, INC.

By:	/s/ Jack Jie Qin
Jack Jie Qin
President and CEO

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jack Jie Qin his attorney-in-fact and agent, with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney in fact, or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Jack Jie Qin	Director, President and Chief Executive Officer	March 4, 2019
Jack Jie Qin	(Principal Executive Officer)

/s/ William E. Sluss	Principal Financial and Accounting Officer	March 4, 2019
William E. Sluss

/s/ Visman Chow	Director	March 4, 2019
Visman Chow

/s/ Hu Xiaobao	Director	March 4, 2019
Hu Xiaobao

Index to Exhibits

Exhibit No.	Description
3.1 (a)	Articles of Incorporation of GRG, Inc. (now EFT Holdings, Inc.).

3.1.1 (a)	Articles of Merger filed December 28, 2004, between HumWare Media Corporation, Worl99d Wide Golf Web, Inc. and GRG, Inc.

3.1.2 (a)	Certificate of Amendment, effective November 7, 2007, to the Articles of Incorporation of HumWare Media Corporation.

3.1.3 (i)	Articles of Merger filed December 13, 2010, between QCSC, Inc. and EFT Biotech Holdings, Inc.

3.2 (c)	Bylaws.

4.1 (a)	Form of Common Stock Certificate.

4.2 (a)	Form of Warrant to purchase one share of Common Stock for a purchase price of $3.80 per share until the second anniversary date of the date of issuance.

10.1 (c)	Share Exchange Agreement, dated as of the 1st day of November 2007, by and among EFT Holdings, Inc. (formerly HumWare Media Corporation), a Nevada corporation; certain EFT Shareholders and EFT BioTech Corporation, a Nevada corporation.

10.2 (b)	Subscription Agreement for Units in connection with the Registrant’s Regulation S Private Placement.

10.3 (c) +	Employment Agreement, dated May 10, 2008, between EFT BioTech Holdings, Inc. and Sharon Tang.

10.4 (e)	$500,000 Loan Agreement (the “Agreement”), dated November 24, 2008, between the EFT Biotech Holdings, Inc. (as the lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the borrower).

10.5 (e)	First Extension of $500,000 Loan, dated December 25, 2008.

10.6 (e)	Second Extension of $500,000 Loan, dated May 25, 2009.

10.7 (f)	$2,000,000 Loan Agreement and promissory note, dated September 23, 2008, between the EFT Biotech Holdings, Inc. (as the lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the borrower) (the “$2,000,000 Loan Agreement”).

10.8 (e)	First Extension of $2,000,000 Loan Agreement, dated November 25, 2008.

10.9 (e)	Second Extension of $2,000,000 Loan Agreement, dated May 25, 2009.

10.10 (f)	$600,000 Loan Agreement, dated May 13, 2009, between the EFT Biotech Holdings, Inc. (as the lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the borrower) (the “600,000 Loan Agreement”).

10.11 (f)	Addendum to $600,000 Loan Agreement, dated May 13, 2009, between the EFT Biotech Holdings, Inc. (as the lender), EFT Investment Co., LTD., and Excalibur International Marine Corporation (as the borrower).

10.12 (g)	$330,000 Loan Agreement, dated July 14, 2008, between EFT BioTechHoldings, Inc. (lender) and Yeuh Chi Liu (borrower).

10.13 (g)	Addendum to $330,000 Loan Agreement, dated July 15, 2008, between BioTech Holdings, Inc. and Yeuh Chi Liu.

10.14 (g)	$1,567,000 Loan Agreement, dated July 25, 2008, between BioTech Holdings, Inc. (lender) and Yeuh Chi Liu (borrower).

10.15 (h)	Subscription agreement, dated June 30, 2008, between EFT BioTechHoldings, Inc. and Excalibur International Marine Corporation.

10.16 (h)	Third Extension of $2,000,000 Loan Agreement with Excalibur International Marine Corporation.

10.17 (h)	First Extension of the $600,000 Loan Agreement, dated November 13, 2010.

10.18 (h)	Extension of $500,000 loan with Excalibur International Marine Corporation.

10.19 (i)	Consultancy Agreement, dated March 31, 2010, between EFT International Limited and JFL Capital Limited.

10.20 (i) +	Employment Agreement, dated January 1, 2009, between EFT Biotech Holdings Inc. and Jack Jie Qin.

10.21 (i) +	Employment Agreement, dated January 1, 2009, between EFT Biotech Holdings Inc. and Pyng Soon.

10.22 (i)	English Translation of Form of Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park.

10.23 (i)	English Translation of Agreement Regarding the “Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park,” dated May 31, 2011, among Jack Jie Qin, Meifu Development Co., Ltd. and EFT Investment Co., Ltd.

10.24 (i)	English Translation of Agreement Regarding the “Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park,” dated May 31, 2011, among Jack Jie Qin, TransGlobe Life Insurance Inc. and EFT Investment Co., Ltd.

10.25 (i)	English Translation of Amendment Agreement to the “Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park,” dated July 1, 2011, among Jack Jie Qin, Meifu Development Co., Ltd. and EFT Investment Co., Ltd.

10.26 (i)	English Translation of Amendment Agreement to the “Pre-sale Building Unit Purchase and Sale Agreement, A5 Building, Taipei Enterprise Headquarters Park,” dated July 1, 2011, among Jack Jie Qin, TransGlobe Life Insurance Inc. and EFT Investment Co., Ltd.

14.1 (c)	Code of Ethics.

21.1 *	List of Subsidiaries.

31.1 *	Certification as Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification as Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification as Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification as Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Extension Schema.

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF **	XBRL Taxonomy Extension Definition Linkbase.

101.LAB **	XBRL Taxonomy Extension Labels Linkbase.

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith .
**

Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

+	Indicates a management contract or compensatory plan or arrangement.
(a)	Filed as an exhibit to Form 10 (File No.: 001-34222) filed with the SEC on December 10, 2008 and incorporated by reference herein.
(b)	Filed as an exhibit to Form 10-Q for the quarter ended December 31, 2008 (File No.: 001-34222) filed with the SEC on February 13, 2009, and incorporated by reference herein.
(c)	Filed as an Exhibit to Amendment No. 1 to Form 10 (File No.: 001-34222) filed with the SEC on April 13, 2009, and incorporated by reference herein .
(d)	Filed as an Exhibit to Amendment No. 2 to Form 10 (File No.: 001-34222) filed with the SEC on April 21, 2009, and incorporated by reference herein.
(e)	Filed as an Exhibit to Form 10-K (File No.: 001-34222) filed with the SEC on July 17, 2009 and incorporated by reference herein.
(f)	Filed as an Exhibit to Amendment No. 4 to Form 10 (File No.: 001-34222) filed with the SEC on September 3, 2009, and incorporated by reference herein.
(g)	Filed as an Exhibit to Amendment No. 5 to Form 10 (File No.: 001-34222) filed with the SEC on October 19, 2009, and incorporated by reference herein.
(h)	Filed as an Exhibit to Amendment No. 9 to Form 10 (File No.: 001-34222) filed with the SEC on April 16, 2010 .
(i)	Filed as an Exhibit to Form 10-K (File No.: 000-53730) as filed with the SEC on August 23, 2011.

